Form 10-Q
period 1997-09-30
OMTOOL LTD
filed 1997-11-14
CIK 1020579

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from _________ to _______


                         Commission File Number 0-22871


                                  OMTOOL, LTD.
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                     02-0447481
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

      8 INDUSTRIAL WAY, SALEM, NH                              03079
(Address of Principal Executive Offices)                    (Zip Code)

                                 (603) 898-8900
               (Registrant's Telephone Number Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                       ---     ---

There were 11,466,839 shares of the Company's Common Stock, par value $0.01, outstanding on November 12, 1997.

================================================================================

                                  OMTOOL, LTD.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997


                                    CONTENTS

Item Number                                                                 PAGE
-----------                                                                 ----

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
          Balance Sheets as of September 30, 1997 and
             December 31, 1996 (Unaudited)                                    3
          Statements of Operations for the three months and nine
             months ended September 30, 1997 and 1996 (Unaudited)             4
          Statement of Convertible Redeemable Preferred Stock and
             Stockholders' Equity (Deficit) for the nine months ended
             September 30, 1997 (Unaudited)                                   5
          Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996 (Unaudited)                          6
          Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

         Certain Factors That May Affect Future Results                      15

PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

                                  OMTOOL, LTD.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1997               1996
                                                            --------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 2,209,225        $ 2,042,100
   Short-term investments                                     24,991,657            930,619
   Accounts receivable, less reserves of $856,000 and
     $375,000 in 1997 and 1996, respectively                   3,508,316          2,264,502
   Inventory                                                     153,939            225,117
   Prepaid expenses                                              423,399            113,343
   Deferred tax asset                                            108,000            108,000
                                                             -----------        -----------
         Total current assets                                 31,394,536          5,683,681

Property and equipment, net                                    1,289,762            754,398

Other assets                                                      31,712             18,861
                                                             -----------        -----------

                                                             $32,716,010        $ 6,456,940
                                                             ===========        ===========

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $    33,355        $   105,651
   Accounts payable                                              499,231            567,749
   Accrued liabilities                                         1,057,823            402,624
   Income taxes payable                                          513,112            257,369
   Deferred revenue                                            1,398,823          1,037,538
                                                             -----------        -----------
         Total current liabilities                             3,502,344          2,370,931
                                                             -----------        -----------

Long-term debt, net of current portion                            10,549            212,237
                                                             -----------        -----------

Long-term liabilities                                              3,250            173,877
                                                             -----------        -----------

Commitments

Series B Convertible Redeemable Preferred Stock,
     $.01 par value --
     Authorized, issued and outstanding --
     none in 1997; 1,356,116 shares in 1996
     (at redemption value);                                           --          5,166,667
                                                             -----------        -----------
Stockholders' equity (deficit):
   Preferred Stock, $.01 par value -
     Authorized -- 2,000,000; issued and
     outstanding -- none                                              --                 --
   Series A Convertible Preferred Stock, $.01
     par value --
     Authorized, issued and outstanding --
     none in 1997; 162,500 shares
     in 1996 (Liquidation preference of $325,000)                     --              1,625
   Common Stock, $.01 par value --
     Authorized -- 35,000,000; issued and outstanding --
     11,465,271 in 1997; 5,315,008 in 1996;                      114,653             53,150
   Additional paid-in capital                                 29,091,020                 --
   Accumulated deficit                                            (5,806)        (1,521,547)
                                                             -----------        -----------
         Total stockholders' equity (deficit)                 29,199,867         (1,466,772)
                                                             -----------        -----------

                                                             $32,716,010        $ 6,456,940
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                  OMTOOL, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                 -----------------------------     ------------------------------
                                                     1997             1996             1997               1996
                                                     ----             ----             ----               ----
Revenues:
   Software license                              $ 3,337,308      $ 1,347,341      $ 8,823,556        $ 3,378,732
   Hardware                                        1,001,637          360,456        2,750,075            887,423
   Service and other                                 662,494          417,804        1,706,304          1,130,512
                                                 -----------      -----------      -----------        -----------

         Total revenues                            5,001,439        2,125,601       13,279,935          5,396,667
                                                 -----------      -----------      -----------        -----------

Cost of revenues:
   Software license                                  129,462           25,801          347,552             75,748
   Hardware                                          650,720          252,100        1,859,156            590,913
   Service and other                                 319,359          211,028          820,619            557,342
                                                 -----------      -----------      -----------        -----------

         Total cost of revenues                    1,099,541          488,929        3,027,327          1,224,003
                                                 -----------      -----------      -----------        -----------

         Gross profit                              3,901,898        1,636,672       10,252,608          4,172,664
                                                 -----------      -----------      -----------        -----------

Operating expenses:
   Sales and marketing                             1,881,713          699,576        4,819,931          1,740,609
   Research and development                          882,734          567,689        2,436,436          1,344,394
   General and administrative                        380,514          228,841        1,158,969            658,737
                                                 -----------      -----------      -----------        -----------

         Total operating expenses                  3,144,961        1,496,106        8,415,336          3,743,740
                                                 -----------      -----------      -----------        -----------

         Income from operations                      756,937          140,566        1,837,272            428,924

Interest income                                      154,840            9,928          202,323             14,065
Interest expense                                      (6,599)          (2,846)         (25,521)            (6,964)
                                                 -----------      -----------      -----------        -----------

         Income before provision for income
           taxes                                     905,178          147,648        2,014,074            436,025

Provision for income taxes                           260,000           52,000          665,000            153,000
                                                 -----------      -----------      -----------        -----------

         Net income                              $   645,178      $    95,648      $ 1,349,074        $   283,025
                                                 ===========      ===========      ===========        ===========


Net income per common and common
   equivalent share                              $      0.06                       $      0.13
                                                 ===========                       ===========

Weighted average number of common and
   common equivalent shares outstanding           11,320,309                        10,098,658
                                                 ===========                       ===========



   The accompanying notes are an integral part of these financial statements.

                                  OMTOOL, LTD.
               STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                          -----------------------------
                                                 SERIES B CONVERTIBLE REDEEMABLE              SERIES A CONVERTIBLE
                                                         PREFERRED STOCK,                       PREFERRED STOCK,
                                                        $0.01 PAR VALUE                         $0.01 PAR VALUE
                                                        ---------------                         ---------------
                                                 NUMBER OF                                   NUMBER OF
                                                   SHARES           AMOUNT                    SHARES          AMOUNT
                                                   ------           ------                    ------          ------

Balance, December 31, 1996                       1,356,116       $ 5,166,667                  162,500        $ 1,625
   Exercise of stock options                            --                --                       --             --
   Accrued dividends
     on Series B
     Convertible
     Redeemable
     Preferred Stock                                    --           233,333                       --             --
   Conversion of Series
     A and B Preferred Stock                    (1,356,116)       (5,400,000)                (162,500)        (1,625)
   Issuance of common stock in initial
     public offering net of issuance costs              --                --                       --             --
   Net income                                           --                --                       --             --
                                                ----------       -----------                 --------        -------
Balance, September 30, 1997                             --       $        --                       --        $    --
                                                ==========       ===========                 ========        =======





                                                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                                 -----------------------------------------------------------------------------------
                                                 COMMON STOCK, $0.01 PAR VALUE                                            TOTAL
                                                 -----------------------------     ADDITIONAL                         STOCKHOLDERS'
                                                   NUMBER OF                        PAID-IN         ACCUMULATED           EQUITY
                                                    SHARES          AMOUNT          CAPITAL           DEFICIT           (DEFICIT)
                                                    ------          ------          -------           -------           ---------
Balance, December 31, 1996                        5,315,008       $ 53,150       $        --       $(1,521,547)       $ (1,466,772)
   Exercise of stock options                        113,031          1,130            37,048                --              38,178
   Accrued dividends
     on Series B
     Convertible
     Redeemable
     Preferred Stock                                     --             --                --          (233,333)           (233,333)
   Conversion of Series
     A and B Preferred Stock                      3,037,232         30,373         4,971,252           400,000           5,400,000
   Issuance of common stock in initial
     public offering net of issuance costs        3,000,000         30,000        24,082,720                --          24,112,720
   Net income                                            --             --                --         1,349,074           1,349,074
                                                 ----------       --------       -----------       -----------        ------------
Balance, September 30, 1997                      11,465,271       $114,653       $29,091,020       $    (5,806)       $ 29,199,867
                                                 ==========       ========       ===========       ===========        ============


   The accompanying notes are an integral part of these financial statements.

                                  OMTOOL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ---------------------------------
                                                                             1997                 1996
                                                                             ----                 ----
Cash Flows from Operating Activities:
   Net income                                                           $  1,349,074        $    283,025
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                           292,179             121,402
     Changes in assets and liabilities-
        Accounts receivable                                               (1,243,814)         (1,361,583)
        Inventory                                                             71,178             (59,790)
        Prepaid expenses                                                    (310,056)             25,069
        Accounts payable                                                     (68,518)            172,418
        Accrued liabilities                                                  655,199              (7,333)
        Income taxes payable                                                 255,743             153,071
        Deferred revenue                                                     361,285             502,047
        Long-term liabilities                                               (170,627)            (99,825)
                                                                        ------------        ------------

               Net cash provided by (used in) operating activities         1,191,643            (271,499)
                                                                        ------------        ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                      (827,543)           (340,172)
   Purchases of short-term investments                                   (26,719,838)            (70,000)
   Proceeds from sale of short-term investments                            2,658,800                  --
   Increase in other assets                                                  (12,851)               (552)
                                                                        ------------        ------------

               Net cash used in investing activities                     (24,901,432)           (410,724)
                                                                        ------------        ------------

Cash Flows from Financing Activities:
   Payments on long-term debt                                               (273,984)            (20,142)
   Proceeds from issuance of common stock                                 24,150,898                  --
   Purchase and retirement of common stock                                        --          (2,000,183)
   Net proceeds from sales of Series A Convertible
        Preferred Stock                                                           --             325,000
   Net proceeds from sale of Series B Convertible
        Redeemable Preferred Stock                                                --           4,923,932
                                                                        ------------        ------------

               Net cash provided by financing activities                  23,876,914           3,228,607
                                                                        ------------        ------------


Net increase in cash and cash equivalents                                    167,125           2,546,384

Cash and cash equivalents, beginning of period                             2,042,100             550,684
                                                                        ------------        ------------

Cash and cash equivalents, end of period                                $  2,209,225         $ 3,097,068
                                                                        ============         ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                           $     25,521        $      4,398
                                                                        ============        ============
     Income taxes                                                       $    409,324        $         --
                                                                        ============        ============

Supplemental Disclosure of Noncash Investing and Financing
Transactions:
   Equipment acquired under capital lease obligation                    $         --        $     62,732
                                                                        ============        ============
   Accrued dividends on Series B Convertible Redeemable
        Preferred Stock                                                 $    233,333        $     66,667
                                                                        ============        ============
   Conversion of Series A and B Preferred Stock                         $  5,401,625        $         --
                                                                        ============        ============


   The accompanying notes are an integral part of these financial statements.

                                  OMTOOL, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Omtool, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-29397) as filed with the Securities and Exchange Commission. The accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Net Income per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period, including the automatic conversion of all outstanding shares of convertible preferred stock into 3,037,232 shares of common stock. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12 months immediately prior to the date of the initial filing of the Company's registration statement have been included in the calculation of weighted average number of common shares outstanding for all periods presented using the treasury stock method. Fair market value for the purpose of the calculation was assumed to be $9.00. Historical net income (loss) per share data have not been presented, as such information is not considered to be relevant or meaningful.

     (b)  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in money market funds. In accordance with SFAS 115, Accounting for Investments in Certain Debt and Equity Securities, the Company's cash equivalents are classified as held-to-maturity securities.

     (c)  Short-Term Investments

     As of December 31, 1996 and September 30, 1997, the Company had $930,619 and $24,991,657, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at December 31, 1996 and September 30, 1997.


     (d)  Inventory

     Inventory consists of hardware purchased for resale and is valued at the lower of cost or net realizable value.

(3)  STOCKHOLDERS' EQUITY (DEFICIT)

  (a)  Initial Public Offering

     In the quarter ended September 30, 1997, the Company completed its initial public offering ("IPO") of 3,000,000 shares of Common Stock at $9.00 per share resulting in net proceeds to the Company of approximately $24,112,720, net of issuance costs. The Series A Convertible Preferred Stock and Series B Convertible Redeemable Preferred Stock automatically converted into 325,000 shares and 2,712,232 shares, respectively, of Common Stock upon the closing of the IPO.

  (b)  Amended and Restated Certificate of Incorporation

     Effective upon the closing of the Company's IPO, the Company amended its Certificate of Incorporation to increase its authorized common stock to 35,000,000 shares and to authorize 2,000,000 shares of Preferred Stock, $0.01 par value per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Registration Statement on Form S-1 (File No. 333-29397) as filed with the Securities and Exchange Commission.

OVERVIEW

     Omtool designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company's revenues are primarily derived from licensing the rights to use its Fax Sr. NT software product directly to end users and indirectly through resellers. The Company also derives revenues from the resale of third-party hardware products, principally intelligent fax boards and fax modems, and from the delivery of related services, consisting primarily of customer support contracts.

     The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America represented approximately 7%, 13% and 10% of the Company's total revenues in 1996 and the three and nine months ended September 30, 1997, respectively.

     Historically, the Company had marketed and sold its products principally through its direct telesales force. During 1996, the Company began actively recruiting value added resellers, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 24%, 23% and 31% of the Company's total revenues in 1996 and the three and nine months ended September 30, 1997, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                       -------------------         -------------------
                                        1997          1996          1997          1996
                                       ------        -----         -----        ------
Revenues:
  Software license                     66.7%         63.4%         66.5%         62.6%
  Hardware                             20.0          17.0          20.7          16.5
  Service and other                    13.3          19.6          12.8          20.9
                                      -----         -----         -----         -----
     Total revenues                   100.0         100.0         100.0         100.0
                                      -----         -----         -----         -----
Cost of revenues:
  Software license                      2.6           1.2           2.6           1.4
  Hardware                             13.0          11.9          14.0          11.0
  Service and other                     6.4           9.9           6.2          10.3
                                      -----         -----         -----         -----
     Total cost of revenues            22.0          23.0          22.8          22.7
                                      -----         -----         -----         -----
Gross profit                           78.0          77.0          77.2          77.3
                                      -----         -----         -----         -----
Operating expenses:
  Sales and marketing                  37.6          32.9          36.3          32.3
  Research and development             17.7          26.7          18.4          24.9
  General and administrative            7.6          10.8           8.7          12.2
                                      -----         -----         -----         -----
     Total operating
     expenses                          62.9          70.4          63.4          69.4
                                      -----         -----         -----         -----

Income from operations                 15.1           6.6          13.8           7.9
Interest income, net                    3.0            .3           1.4            .1
                                      -----         -----         -----         -----
Income before provision for
  income taxes                         18.1           6.9          15.2           8.0
Provision for income taxes              5.2           2.4           5.0           2.8
                                      -----         -----         -----         -----
Net income                             12.9%          4.5%         10.2%          5.2%
                                      =====         =====         =====         =====

Gross profit:
  Software license                     96.1%         98.1%         96.1%         97.8%
  Hardware                             35.0          30.1          32.4          33.4
  Service and other                    51.8          49.5          51.9          50.7


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

     Total Revenues. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $5.0 million and $2.1 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 135%.

     Software License. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $3.3 million for the three months ended September 30, 1997 and $1.3 million for the three months ended September 30, 1996, or 67% and 63% of total revenues for each respective period, representing an increase of 148%. The increase in dollar amount was primarily due to increased market acceptance of the

Company's Fax Sr. product for the Windows NT operating system, as well as expansion of the Company's direct telesales force and indirect sales channels.

     Hardware. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.0 million for the three months ended September 30, 1997 and $360,000 for the three months ended September 30, 1996, or 20% and 17% of total revenues for each respective period, representing an increase of 178%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased licenses of Fax Sr. and a change in the sales mix of third-party hardware products from lower priced modem products to high-end multi-channel modem boards.

     Service and Other. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $662,000 for the three months ended September 30, 1997 and $418,000 for the three months ended September 30, 1996, or 13% and 20% of total revenues for each respective period, representing an increase of 59%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base. Although to date the Company has not provided consulting, configuration and installation services, the Company intends to offer these customer services in the future as warranted by customer demand. There can be no assurance that the Company will ultimately decide to provide these services or that the Company will be successful in providing these services.


Cost of Revenues

     Software License. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $129,000 and $26,000 for the three months ended September 30, 1997 and 1996, respectively, representing 4% and 2% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the three months ended September 30, 1997 compared to the same period in 1996. Software license gross margin percentages decreased to 96% for the three months ended September 30, 1997 from 98% for the same period in 1996 due to increased license fees and royalties paid to third-party software providers.

     Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $651,000 and $252,000 for the three months ended September 30, 1997 and 1996, respectively, representing 65% and 70% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended September 30, 1997 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 35% for the three months ended September 30, 1997 from 30% in the same period in 1996 due to the change in hardware sales mix.

     Service and Other. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $319,000 and $211,000 for the three months ended September 30, 1997 and 1996, respectively, representing 48% and 50% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the higher volume of product upgrades shipped during the three months ended September 30, 1997 and the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues remained relatively constant at 52% and 50% for the three months ended September 30, 1997 and 1996, respectively.



Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $1.9 million and $700,000 for the three months ended September 30, 1997 and 1996, respectively, or 38% and 33% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and increased marketing program activities. The increase was also partly due to the acceleration of additions to the Company's direct sales force in an effort to expand the sales infrastructure required for the Company's future revenue objectives. The Company expects sales and marketing expenses will continue to increase in absolute terms.

     Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $883,000 and $568,000 for the three months ended September 30, 1997 and 1996, respectively, or 18% and 27% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance. Research and development expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects research and development expenses will continue to increase in absolute terms.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $381,000 and $229,000 for the three months ended September 30, 1997 and 1996, respectively, or 8% and 11% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel. General and administrative expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects general and administrative expenses will continue to increase in absolute terms.

     Interest Income, Net. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $148,000 in the three months ended September 30, 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

     Provision for Income Taxes. Provision for income taxes was $260,000 and $52,000 for the three months ended September 30, 1997 and 1996, respectively, resulting in effective tax rates of approximately 29% and 35% in the three months ended September 30, 1997 and 1996, respectively. Income taxes in 1997 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1997 is lower than 1996 due primarily to additional tax-exempt interest earned and the change in federal tax laws extending the research and development credit through June 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

     Total Revenues. The Company's total revenues were $13.3 million and $5.4 million for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 146%.

     Software License. Software license revenues were $8.8 million for the nine months ended September 30, 1997 and $3.4 million for the nine months ended September 30, 1996, or 67% and 63% of total revenues for each respective period, representing an increase of 161%. The increase in dollar amount was primarily due to increased market acceptance of the Company's Fax Sr. product for the Windows NT operating system, as well as expansion of the Company's direct telesales force and indirect sales channels.

     Hardware. Hardware revenues were $2.8 million for the nine months ended September 30, 1997 and $887,000 for the nine months ended September 30, 1996, or 21% and 17% of total revenues for each respective period, representing an increase of 210%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased licenses of Fax Sr. and a change in the sales mix of third-party hardware products from lower priced modem products to high-end multi-channel modem boards.

     Service and Other. Service and other revenues were $1.7 million for the nine months ended September 30, 1997 and $1.1 million for the nine months ended September 30, 1996, or 13% and 21% of total revenues for each respective period, representing an increase of 51%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

     Software License. Cost of software license revenues was $348,000 and $76,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 4% and 2% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the nine months ended September 30, 1997 compared to the same period in 1996. Software license gross margin percentages decreased to 96% for the nine months ended September 30, 1997 from 98% for the same period in 1996 due to increased license fees and royalties paid to third-party software providers.

     Hardware. Cost of hardware revenues was $1.9 million and $591,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 68% and 67% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1997 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentages remained relatively constant at 32% for the nine months ended September 30, 1997 compared to 33% for the same period in 1996.

     Service and Other. Cost of service and other revenue was $821,000 and $557,000 for the nine months ended September 30, 1997 and 1996, respectively, representing 48% and 49% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the higher volume of product upgrades shipped during the nine months ended September 30, 1997 and the hiring of incremental personnel to support such growth. The gross margin percentage for service and other revenues remained relatively constant at 52% and 51% for the nine months ended September 30, 1997 and 1996, respectively.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $4.8 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively, or 36% and 32% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues, and increased marketing program activities.

     Research and Development. Research and development expenses were $2.4 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively, or 18% and 25% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance. Research and development expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure.

     General and Administrative. General and administrative expenses were $1.2 million and $659,000 for the nine months ended September 30, 1997 and 1996, respectively, or 9% and 12% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel. General and administrative expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure.

     Interest Income, Net. Interest income, net represented income of $177,000 in the nine months ended September 30, 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

     Provision for Income Taxes. Provision for income taxes was $665,000 and $153,000 for the nine months ended September 30, 1997 and 1996, respectively, resulting in effective tax rates of approximately 33% and 35% in the nine months ended September 30, 1997 and 1996, respectively. Income taxes in 1997 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1997 is lower than 1996 due primarily to additional tax-exempt interest earned and the change in federal tax laws extending the research and development credit through June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Since 1994, the Company has financed its operations primarily through cash flow from operations, borrowings under a demand line of credit, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At September 30, 1997 the Company had cash and cash equivalents of $2.2 million, short-term investments of $25.0 million, and working capital of $27.9 million. In August 1996, the Company entered into a loan and security agreement with a bank which was comprised of a term loan and a line of credit. The Company borrowed $250,000 under the term loan, which bore interest at the bank's prime rate plus 0.5% and was payable in monthly installments through December 31, 1999. At September 30, 1997, no amount was outstanding as the Company paid the remaining balance due on this term loan. The line of credit expired in August 1997 at which time there were no amounts outstanding.

     The Company's operating activities provided cash of $1.2 million in the nine months ended September 30, 1997 and used cash of $271,000 in the nine months ended September 30, 1996. Net cash provided during the nine months ended September 30, 1997 consisted primarily of net income from operations and increases in accrued liabilities and deferred revenue, offset by an increase in accounts receivable and prepaid expenses. Net cash used by operations during the nine months ended September 30, 1996 consisted primarily of an increase in accounts receivable offset by net income from operations and an increase in deferred revenue.

     Investing activities used cash of $24.9 million and $411,000 during the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by the proceeds from the sale of short-term investments. During the nine months ended September 30, 1996, the principal uses were purchases of property and equipment. The Company expects that the rate of purchases of property and equipment will increase as the Company expands its operations.

     Financing activities generated cash of $23.9 million for the nine months ended September 30, 1997 due primarily to net proceeds from the issuance of 3,000,000 shares of Common Stock in an initial public offering which was completed in August 1997. Financing activities generated cash of $3.2 million for the nine months ended September 30, 1996 due primarily to net proceeds from the private sales of preferred stock.

     As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

     Subject to the factors discussed below, the Company believes that the existing cash balances, short-term investments and cash generated from operations will be sufficient to finance the Company's operations for the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Prospectus dated August 8, 1997 included in its Registration Statement on Form S-1 (Reg. No. 333-29397) and from time to time in the Company's other filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will increase its level of revenues or remain profitable on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived substantially all of its historical revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT.

     The enterprise, client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. Increased competition will result in decreased market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals.

      The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Any shortfall in revenue or earnings from levels anticipated by securities analysts could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the

Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

     In addition, the Company identifies the following risk factors which could affect the Company's actual results and could cause actual results to differ materially from forward-looking statements. The Company's future results remain difficult to predict and may be affected by a number of factors, including: the Company's dependence on the continued acceptance and growth of the Windows NT environment and of the client/server environment; the ability of the Company to manage growth; the ability of the Company to enhance existing products and introduce new products in a timely manner and market acceptance of these products; the expansion of indirect sales channels and the potential for channel conflict; risks associated with international expansion; risks associated with the development and maintenance of strategic relationships; the Company's dependence on revenues from resale of third-party hardware products; the risks associated with new product offerings and the potential for undetected errors; the Company's dependence on proprietary technology and the risk of third-party claims for infringement of intellectual property rights; the Company's dependence on third-party licensed technology; the Company's dependence on key personnel; and risks associated with possible acquisitions.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          (c) Changes in Securities

          On July 1, 1997 an employee of the Company exercised an incentive stock option for 2,000 shares of the Company's Common Stock, with an exercise price of $1.85 per share.

          On August 1, 1997 an employee of the Company exercised an incentive stock option for 2,500 shares of the Company's Common Stock, with an exercise price of $0.25 per share.

          On September 9, 1997 an employee of the Company exercised incentive stock options for 1,667 and 200 shares of the Company's Common Stock, with exercise prices of $0.25 and $1.85 per share, respectively.

          On August 13, 1997, in connection with the exercise of the Underwriters' Option (as defined below), certain of the Company's employees exercised incentive stock options for 26,666 and 4,000 shares of the Company's Common Stock, with exercise prices of $0.25 and $1.85 per share, respectively.

          No underwriters were involved in the foregoing sale of securities. Such sales were made in reliance on an exemption from the registration provision of the Securities Act of 1933, as amended, set forth in Sections 2(3) and 4(2) thereof.

          (d) Use of Proceeds

          On August 8, 1997, the Company commenced an initial public offering ("IPO") of 4,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated August 8, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-29397) on August 7, 1997. of the 4,000,000 shares of Common Stock offered, 3,000,000 shares were offered and sold by the Company and 1,000,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, certain stockholders of the Company granted the several underwriters, for whom BancAmerica Robertson Stephens and Company (formerly known as Robertson, Stephens & Company, LLC), NationsBank Montgomery Securities (formerly known as Montgomery Securities) and First Albany Corporation, acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 600,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on August 13, 1997 upon the sale of 4,000,000 shares of Common Stock to the underwriters. On September 3, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 600,000 shares of Common Stock from certain stockholders of the Company.

          The aggregate offering price of the IPO to the public was $36,000,000 (exclusive of the Underwriters' Option), with proceeds to the Company and the selling stockholders, after deduction of underwriting discount, of $25,110,000 (before deducting offering expenses payable by the Company) and $8,370,000, respectively. The aggregate offering price of the Underwriters' Option exercised was $5,400,000, with proceeds to the selling stockholders, after deduction of the underwriting discount, of $5,022,000.

          From August 7, 1997 through September 30, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $2,887,000, including $1,890,000 in underwriting discounts and commissions and $997,000 in other expenses.

          None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

          The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses were approximately $24,113,000.

          From August 7, 1997 through September 30, 1997, the Company has applied approximately $206,000 of the net proceeds from the IPO for the repayment of indebtedness. the Company invested the balance of such net proceeds primarily in high grade municipal bonds.

          None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On July 14, 1997, by written consent in lieu of a special meeting (the "Written Consent"), the majority of the outstanding shares of the Company's Common Stock and the majority of the outstanding shares of each of the Company's Series A Preferred Stock and Series B Preferred Stock, approved the following matters: (i) the amendment of the Certificate of Incorporation of the Company to change the number of the Company's authorized shares of Common Stock to 35,000,000 and to authorize undesignated shares of Preferred Stock, (ii) the correction of the stock exchange ratio contained in the Certificate of Agreement of Merger which merged Omtool, Ltd., a New Hampshire corporation with and into Omtool, Ltd., a Delaware corporation, and (iii) the certification of the capitalization of the Company. One stockholder of the Company, holding 2,000 shares of the Company's Common Stock, did not execute the Written Consent. All of the holders of the remaining 5,389,007 shares of outstanding Common Stock, the 162,500 shares of the outstanding Series A Preferred Stock and the 1,356,116 shares of the outstanding Series B Preferred Stock executed the Written Consent.

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Number        Exhibit Description
          ------        -------------------

          11.1          Statement Regarding Computation of Per Share Earnings

          27            Financial Data Schedule



    (b)   Reports on Form 8-K

          None.

                                  OMTOOL, LTD.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OMTOOL, LTD.



 November 14, 1997
                                              By: /s/ Darioush Mardan
                                                  -----------------------------
                                                  Darioush Mardan
                                                  Vice President of Finance and
                                                  Chief Financial Officer