Form 10-K405
period 1997-12-31
OMTOOL LTD
filed 1998-03-31
CIK 1020579

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -----------

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                                  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended:  December 31, 1997
                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                        Commission File Number 0-22871

                                 OMTOOL, LTD.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                 02-0447481
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of        Identification Number)
                  Incorporation or
                   Organization)

            8 Industrial Way, Salem, NH          03079
               (Address of Principal           (Zip Code)
                 Executive Offices)

Registrant's telephone number, including area code:   (603) 898-8900

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No   .
   ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 27, 1998, was approximately $62,265,463 (based upon the closing price of the Registrant's Common Stock on March 27, 1998 of $13.00 per share).

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 27, 1998 was 12,645,924.

DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into Part III of this report.

                                     PART I

Item 1.  Business

                                    BUSINESS

   Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. Omtool's Fax Sr. product family, licensed typically on a shrink-wrap basis, provides users with an extensive, flexible feature set for transmitting and receiving faxes and improves an organization's management of its fax communications processes by providing a suite of utility and control functions. Fax Sr. can be deployed on heterogeneous, multi-platform networks and can be integrated with both desktop and enterprise software applications as well as e-mail and groupware systems. To address the needs of large enterprises, Fax Sr. is modular and scaleable as servers, clients and fax lines can be implemented and added over time. Fax Sr. is available on the Windows NT, Sun Solaris, HP UNIX and DEC UNIX and VMS server operating systems, and Windows 95, Windows NT, Windows 3.1.x, Macintosh, Java, Activex and MS-DOS clients. Omtool has licensed Fax Sr. to thousands of customers worldwide.

   The Company was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8 Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900.

Industry Background

   To be competitive in today's marketplace, companies must focus on improving electronic communications within their organizations and beyond the enterprise. Growth in electronic communication is being driven by productivity and efficiency demands on knowledge workers, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise to incorporate suppliers, customers and other business partners, and the general globalization of markets. Enterprises are responding to the need for improved communications through the use of a combination of telephony, facsimile, e-mail and groupware solutions. Facsimile transmission has been adopted as a world-wide standard for electronic communication because of its ease of use, real-time transmission of information, and consistent uniform protocol standards.

   A number of technological developments have emerged to create opportunities to automate and improve fax and other corporate communications methods. These developments include the proliferation of personal computers in the corporate workplace, the growth of the client/server computing environment, the emergence of the fax modem and remote access technology, the growth of wide area network ("WAN") infrastructure, including high speed T1/T3 public networks, and the emergence of the Internet and corporate intranets. In addition, the rapid adoption of Windows NT as a cost-effective, technologically-advanced platform for enterprise computing is creating an environment whereby companies can realize significant improvements in corporate communications through the use of automation software.

   Despite these technological improvements, only limited advances have been made to automate fax communication and to coordinate and integrate communication by fax with other communications methods. Traditional fax communication within and beyond the enterprise continues to be prone to errors and delays in transmission and reception due to manual copying, sending and routing processes. Additionally, business managers and information technology ("IT") professionals are often unable to effectively manage access and analyze and control usage costs across this critical corporate communications medium. Because the vast majority, the Company believes, of all faxed documents are created electronically, the lack of integration between fax communication and desktop or enterprise applications causes additional inefficiencies in the document communications and management process. Moreover, traditional fax communication has failed to integrate with emerging communications methods that are complementary to fax transmission, such as e-mail and groupware, to create a coordinated communications process throughout the extended enterprise.

   Historical approaches to improving facsimile communications such as desktop-based fax software and host-based fax applications have not provided a comprehensive solution for the requirements of the enterprise. Desktop fax applications are unable to support workgroups or divisions within an organization, are often limited to a single desktop operating system and do not provide complete management functions. In addition, desktop-based fax applications are limited in that they require significant investment by the organization in dedicated modem or fax boards in each user's PC and a telephone line connection for each modem or fax board. Host-based fax applications running on mainframes or minicomputers are typically expensive, difficult to maintain and relatively inflexible to meet the changing needs of the enterprise. In addition, host-based fax applications are difficult to integrate in a changing technological environment.

   As corporate communications have become more critical and complex, a need has arisen for a solution to automate and integrate fax communications throughout the enterprise and address a broad range of faxing requirements from person-to-person to volume broadcast transmissions. Such a solution must provide users and managers with superior functionality, provide tight integration with applications and other communications methods such as e-mail and groupware, leverage existing network technology and be implemented on a scaleable, multi-platform client/server architecture to address the needs of the extended enterprise.

The Omtool Solution

   Omtool provides an open, client/server software solution, licensed typically on a shrink-wrap basis, for automating and integrating facsimile communications throughout the enterprise. Omtool's Fax Sr. solution provides the following key benefits:

   Comprehensive Fax Solution. Fax Sr. provides users with an extensive, flexible feature set for transmitting, receiving and managing facsimiles. Fax Sr. is designed to enhance an organization's management of its fax communications processes by providing a suite of utility and control functions for both IT staff and business managers.

   Tight Integration with Desktop and Production Applications. Fax Sr. manages the transmission of documents originating from desktop applications as well as volume-based facsimiles generated by production applications, such as purchase orders, invoices and shipping notices. Fax Sr. can be integrated with off-the-shelf software applications as well as in-house custom applications.

   Complementary E-mail and Groupware Functionality. Fax Sr. is designed to connect to and complement e-mail and groupware by enabling faxes to be sent and received through these applications. Fax Sr. supports multiple, complementary e-mail and groupware systems, including Microsoft Exchange, Lotus Notes, Microsoft Mail, cc:Mail and Simple Mail Transfer Protocol ("SMTP").

   Leverage Existing Infrastructure Investments. Fax Sr. is designed to operate on heterogeneous networks and enables enterprises to leverage their existing IT server and desktop infrastructure and telecommunications investments. Fax Sr. supports multiple, simultaneous protocols and is available on the Windows NT, Sun Solaris, HP UNIX, and DEC UNIX and VMS server operating systems, and Windows NT, Windows 95, Windows 3.1.x, Macintosh, Java, ActiveX and MS-DOS clients. Fax Sr. operates with existing public and leased telephone lines and enables users to take advantage of enhanced services offered by telecommunication carriers and specialized service providers.

   Enterprise-Strength Solution. Fax Sr. is architected to be modular and scaleable to meet the needs of worldwide enterprises. Servers, clients and fax lines can be implemented and added over time in a Fax Sr. deployment. Fax Sr. has been utilized as a solution for up to approximately 10,000 users within a single customer enterprise.

Strategy

   The Company's objective is to become the leading provider of enterprise client/server facsimile software solutions. The Company seeks to achieve this objective by implementing the following business strategy:

   Maintain Technology Leadership in the Enterprise Market. The Company intends to continue to invest in research and development to ensure that Fax Sr. remains a robust and scaleable product for the enterprise market. The Company strives to bring enhanced features to the market to respond to changing customer requirements and evolving technology. The Company believes that Fax Sr. was the first commercially available client/server facsimile solution to provide e-mail and Microsoft Exchange integration and to incorporate least cost and global routing.

   Continue Leadership in the Windows NT Environment. The Company believes that Windows NT will become the dominant computing platform in the enterprise environment. The Company believes that Fax Sr. was the first commercially available client/server facsimile solution for the Windows NT platform, and the Company has built a leadership position in this market. The Company intends to focus a significant portion of its near-term product development efforts on Windows NT-related functionality. See "Factors Affecting Future Performance."

   Leverage Installed Base of Customers. The Company believes that significant opportunities exist to expand the use of Fax Sr. across more users and applications at the Company's existing customer installations. The Company intends to pursue these opportunities by providing comprehensive post-sale customer support. In addition, the Company believes that a highly-referenceable customer base is of critical importance in marketing its products to new customers.

   Pursue Multiple Distribution Channels. The Company believes that multiple distribution channels are necessary to penetrate its target markets. The Company is currently expanding its distribution network, including increasing its telesales force, expanding its indirect channels within the United States and internationally, and establishing a dedicated sales force to focus on sales to large corporate accounts and post-sale relationship management.

   Expand International Sales. The Company intends to expand its international presence (primarily in Europe and South America) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 1995, 1996 and 1997, approximately 5%, 7% and 11%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 1998, the Company plans to significantly increase its investment in sales and marketing efforts directed toward international markets.

   Pursue Strategic Relationships. The Company is seeking to form relationships with leading providers of products and services complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and an alternative source of implementation services. The Company also believes that these relationships will be beneficial in exposing its products to new markets and prospective customers. The Company has recently entered into strategic alliances with UNIFI Communications, Inc., Xpedite Systems, Inc., and Cable and Wireless, Inc., providers of enhanced fax carrier services, and with Active Voice Corporation and Lucent/Octel, providers of PC-based voice mail systems and computer-telephony integration solutions. The Company has also been named a unified messaging partner by Digital Equipment Corp. Additionally, Omtool has recently entered into strategic partnership agreements with Hewlett Packard, a provider of network scanning/fax machines, and Cardiff Software, Inc., a supplier of automated data collection solutions.

   Pursue Acquisitions. A key element of the Company's growth strategy is to augment its internal growth with the acquisitions of businesses, products and technologies that could complement or expand the Company's business. On December 5, 1997, the Company completed its acquisition of all of the outstanding share capital of CMA Ettworth Limited, a provider of fax solutions for the IBM AS/400 market, providing the Company with a European presence as well as extending the Company's enterprise solution capabilities into the IBM AS/400 platform. On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc., a provider of wireless messaging software, and on February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc., a provider of LAN fax and cost recovery systems for law firms. See "Factors Affecting Future Performance."

Products and Services

Fax Sr.

   Fax Sr. is a client/server software solution for automating and integrating fax communication throughout the enterprise. As an integrated component of an enterprise software system, Fax Sr. is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. Fax Sr. is licensed typically on a shrink-wrap basis, primarily on the Windows NT, Sun Solaris, HP UNIX and DEC UNIX and VMS server operating systems. In 1997, approximately 93% of the Company's software license revenues were derived from Fax Sr. NT. Fax Sr. can be configured with a variety of networked clients, including Windows NT, Windows 95, Windows 3.1.x, Internet browsers, Macintosh and MS-DOS.

   The Company has versions of Fax Sr. for use on the Windows NT, Sun Solaris, HP UNIX and DEC UNIX and VMS operating systems. Fax Sr. NT was first released in March 1995 and the current version, 2.6, was released in March 1998. Fax Sr. VMS was first released in 1993 and the current version, 4.1, was released in March 1997. Fax Sr. UNIX was first released in 1994 and the current version, 4.2, was released in June 1997.

   Fax Sr. is comprised of three main components: Fax Sr. Client, Fax Sr. Server and Fax Sr. Manager. The Fax Sr. Client allows users to send and receive faxes directly from the desktop or enterprise application. The Fax Sr. Server controls the function of prioritizing, queuing, and transmitting outbound faxes, while receiving and distributing inbound faxes. The Fax Sr. Manager allows for remote monitoring, control, and analysis of fax user activity from any Windows or Windows NT system that is connected to the network.

   Fax Sr. offers a comprehensive feature set with functionality important to users, business managers and IT professionals. Fax Sr. users can fax documents, together with attachments, from any desktop application through the application's print function. Alternatively, faxes may be transmitted or received directly through e-mail. Users can create and revise shared, public and private phonebooks for fax transmissions. Fax Sr. offers a fax broadcast capability with immediate or delayed transmission to take advantage of off-peak telephone line utilization and charges. Inbound faxes can be directed to a printer, desktop personal computer or e-mail. Fax Sr. also offers remote access, including send and receive capability, for users who are away from the office.

   Fax Sr. provides tools that allow business managers and IT professionals to effectively manage the fax communication process. Outbound faxes can be scheduled on the individual user level and enhanced management security and control capabilities are provided by furnishing password protection as well as user and location restrictions. Through global routing, Fax Sr. can least cost route fax transmissions between servers, over an organization's WAN or the Internet, allowing long distance fax transmissions to be made as local phone calls. Fax Sr. also offers sophisticated tools for facsimile usage analysis, including comprehensive recordkeeping of inbound and outbound faxes. The entire Fax Sr. environment can be managed, configured and controlled from one or more remote workstations.

   Fax Sr. can be automatically linked to enterprise data processing applications on multiple platforms connected on an enterprise's network. Fax Sr. provides an integrated faxing environment across an organization's computer platforms, including both servers and desktops. Fax Sr. is scaleable as a business' need for faxing solutions expands.

   Fax Sr. NT provides incremental functionality to the feature set available on all versions of the Fax Sr. product. Fax Sr. NT is fully integrated with Microsoft Exchange, Lotus Notes, and other e-mail systems. It enables business managers to pre-approve outbound faxes on an individual user level. Fax Sr. NT supports multiple e-mail systems and allows users to fax native file attachments via server side rasterization of multiple desktop application formats. Fax Sr. NT includes the capability of routing fax transmissions through third-party service providers, Internet browser client support (including JAVA and ActiveX content) and OCR (optical character recognition) for inbound routing.

   With the acquisition of CMA Ettworth Limited, the Company expanded its position in the enterprise facsimile software market to the IBM AS/400 platform.

   The Company's Fax Sr. product is licensed to its customers on a per server basis. Pricing is based on the number of servers and facsimile telephone lines deployed. The software list price for a deployment of one NT server, unlimited clients and four telephone lines is approximately $6,500. The software list price for a deployment of one NT server, unlimited clients and eight telephone lines is approximately $8,500. The software list price for a deployment with one NT server, unlimited clients and a T1 line, containing 24 telephone lines, is approximately $16,500.

Hardware

   The Company also resells certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to Fax Sr. customers, and hardware is neither bundled with Fax Sr. nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from vendors such as Brooktrout Technology and Dialogic.

Customer Service

   To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Fax Sr. product, the Company provides support services to its customers for a period of 12 months, including telephone support, notification of product upgrades, minor product upgrades, functional releases and maintenance releases, technical bulletins and replacement of damaged media. Support services may be renewed by the customer on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Although to date the Company has not provided consulting, configuration and installation services to any significant degree, the Company intends to offer these customer services in the future as warranted by customer demand. There can be no assurance, however, as to the time of introduction or level of market acceptance of, or revenue generated from, any such services. In the event that the Company devotes significant financial and other resources to the provision of such services and fails to achieve market acceptance and generate revenue, the Company's business, financial condition and results of operations could be materially adversely affected.

Other Products

   As a result of the Company's acquisition of Desktop Paging Software, Inc. and TRS Technologies, Inc., the Company's product line has expanded. Desktop Paging software, both client/server and stand alone, provides users with instant access to paging from within his or her applications. TRS/Legal Fax delivers vertical market capability for faxing in the legal field. These new products will be integrated with the Company's current products as well as sold through the distribution channels presently used for sales of Fax Sr.

   In 1995, the Company acquired the right to license and support certain document management and imaging software products. The Company provides technical support for customers in exchange for support contract revenues, but does not market these products to new customers. The Company believes that the expertise gained in supporting the document management and imaging business can be used to provide enhancements to its core Fax Sr. product. Revenues from the licensing and support of these products accounted for approximately 9% and 2% of the Company's total revenues in 1996 and 1997 respectively, and the Company does not expect this source of revenues to increase in the future.

Sales and Marketing

   The Company targets large and mid-sized corporations, organizations and government entities as the primary market for its Fax Sr. product line. To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its centralized telesales organization, its key executives and corporate account team, the Company's marketing department and its indirect channels, including resellers, international distributors and systems integrators. The Company is presently expanding its sales organization.

   The telesales group qualifies and pursues sales leads generated by Omtool's marketing organization. The Company has historically conducted its telesales operation from its corporate headquarters in Salem, New Hampshire and intends to maintain the telesales function at this location. Direct sales by the Company accounted for approximately 89%, 76% and 70%, respectively, of the Company's total revenues in 1995, 1996 and 1997.

   Within North America, the Company also offers its Fax Sr. product line through indirect sales channels such as VARs, systems integrators and resellers of complementary hardware products. While product sales may be handled by third parties, to date all customer service contracts have been maintained directly by the Company. The Company plans to expand the number of resellers in North America selling Fax Sr. and anticipates the percentage of its revenues derived from indirect channels will therefore increase.

   Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. Omtool's distributor strategy is to engage large-volume distributors of software products to serve customers that operate on a multi-national basis. The Company expects to market Fax Sr. through independent distributors in strategic markets including Europe and South America. In 1995, 1996 and 1997, sales outside of North America represented 5%, 7% and 11%, respectively, of total revenues.

   In support of its sales organization, the Company conducts comprehensive marketing programs intended to promote and create awareness of the Company's products and position the Company in the enterprise, client/server facsimile software market. These efforts include product advertising, public relations, trade show participation, educational seminar series, direct mail and telemarketing campaigns and participation in industry programs and forums.

Strategic Relationships

   An element of the Company's strategy is the creation and development of strategic relationships with key industry participants, including leading providers of products and services complementary to the Company's offerings.

The Company's goals in establishing these relationships are to create marketing alliances with entities that will endorse and promote the Company's products to a larger potential customer base and to assist the Company in developing a supply of aftermarket service providers, thereby leveraging the Company's resources and enhancing its reach.

   The Company has recently entered into strategic alliances with UNIFI Communications, Inc. Xpedite Systems, Inc. and Cable and Wireless, Inc., providers of enhanced fax carrier services, and with Active Voice Corporation and Lucent/Octel, providers of PC-based voice mail systems and computer-telephony integration solutions. The agreements generally provide for reference sales, limited co-marketing activities and, in the case of UNIFI Communications, Inc. and Active Voice Corporation, resale of Fax Sr. These agreements are mutually non-exclusive.

Customers

   As of December 31, 1997, the Company had more than 2,000 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

   In 1995, Dow Chemical accounted for approximately 11% of total revenues. No single customer accounted for 10% or more of total revenues in 1996 or 1997.

Research and Development

   The Company has made substantial investments in research and development. The Company believes its future performance will depend in large part on its ability to enhance its current product line, maintain technological competitiveness and meet an expanding range of customer requirements. Omtool deploys its development engineers in product teams which focus on the concurrent development of a range of product enhancements that leverage Fax Sr.'s modular product architecture. Omtool's product development efforts are focused on continued enhancement of existing products, development of new features, integration of acquired products and exploration of emerging technologies. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products in order to enhance the functionality of the Fax Sr. product family. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third parties.

   The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 1995, 1996 and 1997 was approximately $893,000, $1,973,000 and $3,468,000, respectively. Since its inception, the Company has not capitalized any research and development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

Competition

   The enterprise, client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile products and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

   The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX Inc. (a subsidiary of Applied Voice Technology, Inc.), Fenestrae BV, Optus Software Inc. and Biscom, Inc. The Company also competes with providers offering a range of alternative facsimile solutions including operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

   Many of Omtool's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of Omtool will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that the Company will be able to compete successfully in the future. Increased competition will result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

Proprietary Rights

   The Company regards its software as a trade secret and attempts to protect it with a combination of copyright and trade secret laws, and employee nondisclosure and assignment of invention agreements. The Company has no patents or patents pending, and to date has not registered any copyrights or trademarks. The Company generally licenses its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

   There has been substantial litigation in the software industry involving intellectual property rights. There can be no assurance that claims of infringement of intellectual property rights will not be asserted against the Company and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, inasmuch as the Company licenses certain components of its Fax Sr. product from third parties, its exposure to copyright and other infringement actions may increase because the Company must rely on such third parties for information as to the origin and ownership of such licensed components. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

   As of December 31, 1997, the Company employed 151 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2.  Properties

   The Company's executive offices are located in Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet. The lease expires on December 31, 2002, and the Company has an option to extend the lease for a period of three years thereafter. The Company believes that such facilities are adequate for its present operations. The Company, however, expects in the future to expand into additional facilities. The Company also leases additional facilities and offices for sales, customer service, development, and support in Florida, Oregon, Paris, France and London, England.

Item 3.  Legal Proceedings

   The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol OMTL since August 8, 1997, the date of the Company's initial public offering of Common Stock. Prior to August 8, 1997, there was not public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by The Nasdaq Stock Market based on actual sales price.

                                                      Stock Price 1997
                                                      ----------------
Quarter ended:                                        High        Low
                                                      ----        ---
September 30, 1997.................................   $15        $9 1/4
December 31, 1997..................................   $14 3/4    $8 1/4

   On March 27, 1998, the closing price for the Common Stock was $13.00 per share. As of March 27, 1998, there were approximately 67 stockholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,263 additional beneficial holders.

   The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings or other cash resources to finance future growth of its business. Any future determinations to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Consolidated Financial Data

   The consolidated statement of operations data set forth below for each of the fiscal years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996 and 1997 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The consolidated balance sheet data at December 31, 1995 and 1994 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The data presented as of and for the years ended December 31, 1993 are derived from the Company's unaudited financial statements which are not included herein. In the opinion of management, all unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for such periods. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                                                     Year Ended December 31,
                                            -----------------------------------------
                                             1993     1994     1995     1996     1997
                                             ----     ----     ----     ----     ----
                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
  Software license .......................   $902   $1,486   $2,780   $5,304  $12,666
  Hardware ...............................    101      124      278    1,533    3,998
  Service and other ......................     71      338      870    1,564    2,704
                                            -----   ------   ------   ------  -------
        Total revenues ...................  1,074    1,948    3,928    8,401   19,368
                                            -----   ------   ------   ------  -------
Cost of revenues:
  Software license .......................      9       35      104      109      519
  Hardware ...............................     92      114      209    1,084    2,632
  Service and other ......................     81      130      319      816    1,266
                                            -----   ------   ------   ------  -------
        Total cost of revenues ...........    182      279      632    2,009    4,417
                                            -----   ------   ------   ------  -------
        Gross profit .....................    892    1,669    3,296    6,392   14,951
                                            -----   ------   ------   ------  -------
Operating expenses:
  Sales and marketing ....................    499      649    1,236    2,824    6,919
  Research and development ...............    208      414      893    1,972    3,468
  General and administrative .............    350      721      750      950    1,689
  Write-off of purchased, in-process
   research and development ..............     --       --       --       --    6,680
  Write-off of intangible asset ..........     --      200       --       --       --
                                            -----   ------   ------   ------  -------
        Total operating expenses .........  1,057    1,984    2,879    5,746   18,756
                                            -----   ------   ------   ------  -------
Income (loss) from operations ............   (165)    (315)     417      646   (3,805)
Interest income (expense), net ...........     (2)      12       (1)      32      413
                                            -----   ------   ------   ------  -------
Income (loss) before provision
(benefit) for income taxes ...............   (167)    (303)     416      678   (3,392)
Provision (benefit) for income taxes .....     --      (70)      --      238      990
                                            -----   ------   ------   ------  -------
Net income (loss) ........................  $(167)   $(233)    $416     $440  $(4,382)
                                            =====   ======   ======   ======  =======
Net income (loss) per share (1)
   Basic .................................                    $0.07    $0.07   $(0.56)
                                                             ======   ======  =======
   Diluted ...............................                    $0.07    $0.05   $(0.56)
                                                             ======   ======  =======
Weighted average number of common
  shares outstanding (1)
   Basic .................................                    6,400    5,917    7,820
                                                             ======   ======  =======
   Diluted ...............................                    6,400    9,700    7,820
                                                             ======   ======  =======

                                                           December 31,
                                            -----------------------------------------
                                             1993     1994     1995     1996     1997
                                             ----     ----     ----     ----     ----
                                                         (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ................    $39      $20     $551   $2,042   $2,210
Working capital (deficit) ................   (210)    (305)     (50)   3,313   24,335
Total assets .............................    529      449    1,575    6,495   32,593
Long-term debt, net of current portion ...      3       --       21      212       --
Convertible redeemable preferred stock ...     --       --       --    5,167       --
Total stockholders' equity (deficit)  ....   (171)    (405)      11   (1,467)  26,645

----------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; and (iv) the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

Overview

   Omtool designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company's revenues are primarily derived from licensing the rights to use its Fax Sr. software product directly to end users and indirectly through resellers. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable, excluding a one time charge for purchased, in-process research and development, for the last twelve quarters.

   Revenues from software licenses are recognized upon shipment of the software if there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company provides a 30-day money back guarantee for its Fax Sr. product and reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances

   The Company is dependent on licenses of its Fax Sr. NT product, first licensed in March 1995, for substantially all of its revenues. In the years ended December 31, 1997 and 1996, approximately 93% and 82%, respectively, of the Company's software license revenues were derived from Fax Sr. NT. In addition, substantially all of the Company's hardware and service and other revenue is dependent on such licenses of Fax Sr. NT.

   The Company also derives revenues from the sale of hardware products such as intelligent fax boards and fax modems. Hardware sales are undertaken as a convenience to Fax Sr. customers and hardware is neither bundled with Fax Sr. nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from vendors such as Brooktrout Technology and Dialogic. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Revenue for hardware products is recognized upon shipment of the product.

   Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period, which is typically one year. Although to date the Company has not provided consulting, configuration and installation services, the Company intends to offer these customer services in the future as warranted by customer demand.

   The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 11%, 7% and 5% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe and South America) and to increase its investment in sales and marketing efforts directed toward international markets. See "CMA Ettworth Acquisition". There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

   Historically, the Company had marketed and sold its products principally through its direct telesales force. During 1996, the Company began actively recruiting VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. As a result, sales through the Company's indirect distribution channels increased from 11% of total revenues in 1995 to 24% of total revenues in 1996 to 30% of total revenues for the year 1997.

CMA Ettworth Acquisition

      On December 5,1997, the Company acquired all of the outstanding shares of capital stock of CMA Ettworth Limited ("CMA Ettworth"). As a result of the CMA Ettworth acquisition, the Company acquired the CMA Ettworth Telex/Fax/400 software products for the IBM AS/400 market including related know-how and goodwill. The purchase price was paid in a combination of 363,637 newly issued shares of common stock, $.01 par value of the Company and $4 million in cash. The cash used by the Company to fund the acquisition was derived primarily from the proceeds of the Company's initial public offering, which became effective on August 7, 1997. The acquisition was accounted for as a purchase, in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. Based on an independent appraisal, a substantial portion of the purchase price, net liabilities of CMA Ettworth and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one time charge against earnings of approximately $6.7 million in the quarter ended December 31, 1997. CMA Ettworth is headquartered in London, England, with offices in Paris, France and Melbourne, Florida, and designs, markets and supports facsimile software solutions for the IBM AS/400 market.

Results of Operations

   The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1997     1996    1995
                                                  ----     ----    ----
           Revenues:
             Software license .................   65.4%    63.1%   70.8%
             Hardware .........................   20.6     18.3     7.1
             Service and other ................   14.0     18.6    22.1
                                                 -----    -----   -----
                 Total revenues ...............  100.0    100.0   100.0
                                                 -----    -----   -----
           Cost of revenues:
             Software license .................    2.7      1.3     2.7
             Hardware .........................   13.6     12.9     5.3
             Service and other ................    6.5      9.7     8.1
                                                 -----    -----   -----
                 Total cost of revenues .......   22.8     23.9    16.1
                                                 -----    -----   -----
           Gross profit .......................   77.2     76.1    83.9
                                                 -----    -----   -----
           Operating expenses:
             Sales and marketing ..............   35.7     33.6    31.5
             Research and development .........   17.9     23.5    22.7
             General and administrative .......    8.7     11.3    19.1
             Write-off of purchased,
             in-process research and
             development .....................    34.5       --      --
                                                 -----    -----   -----
                 Total operating expenses .....   96.8     68.4    73.3
                                                 -----    -----   -----
           Income (loss) from operations ......  (19.6)     7.7    10.6
           Interest income, net ...............    2.1      0.4      --
                                                 -----    -----   -----
           Income (loss) before provision
             for income taxes .................  (17.5)     8.1    10.6
           Provision for income taxes .........    5.1      2.9      --
                                                 -----    -----   -----
           Net income (loss) ..................  (22.6%)    5.2%   10.6%
                                                 =====    =====   =====
           Gross profit:
             Software license .................   95.9%    97.9%   96.3%
             Hardware .........................   34.2     29.3    24.7
             Service and other ................   53.2     47.8    63.4

Fiscal years Ended December 31, 1997 and 1996

Revenues

   Total Revenues. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $19.4 million and $8.4 million for the year ended December 31, 1997 and 1996, respectively, representing an increase of 131%.

   Software License. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $12.7 million for the year ended December 31, 1997 and $5.3 million for the year ended December 31, 1996, or 65% and 63% of total revenues for each respective period, representing an increase of 139%. The increase in dollar amount was primarily due to increased market acceptance of the Company's Fax Sr. product for the Windows NT operating system, as well as expansion of the Company's direct telesales force and indirect sales channels.

   Hardware. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $4.0 million for the year ended December 31, 1997 and $1.5 million for the year ended December 31, 1996, or 21% and 18% of total revenues for each respective period, representing an increase of 161%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased licenses of Fax Sr. and a change in the sales mix of third-party hardware products from lower priced modem products to high-end multi-channel modem boards.

   Service and Other. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $2.7 million and $1.6 million for 1997 and 1996 respectively, or 14% and 19% of total revenues for each respective period, representing an increase of 73%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

   Software License. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $519,000 and $109,000 in 1997 and 1996, respectively, representing 4% and 2% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the fiscal year 1997 compared to the same period in 1996. Software license gross margin percentages remained relatively constant at 96% for year ended December 31, 1997 compared to 98% in 1996.

   Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $2.6 million and $1.1 million in 1997 and 1996, respectively, representing 66% and 71% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 1997 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 34% for 1997 from 29% in 1996 due to the change in the hardware sales mix.

Service and Other. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $1.3 million and $816,000 in 1997 and 1996, respectively, representing 47% and 52% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the higher volume of products shipped during the year ended December 31, 1997 and the hiring of incremental personnel to support such growth. The gross margin percentage for service and other revenues increased to 53% from 48% for the fiscal year ended 1997 as compared to 1996.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $6.9 million and $2.8 million in 1997 and 1996, respectively, or 36% and 34% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues, and increased marketing program activities. The Company expects sales and marketing expenses will continue to increase in absolute terms.

   Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $3.5 million and $2.0 million in 1997 and 1996, respectively, or 18% and 24% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance. The Company expects research and development expenses will continue to increase in absolute terms.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $1.7 million and $950,000 in 1997 and 1996, respectively, or 9% and 11% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel. General and administrative expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects general and administrative expenses will continue to increase in absolute terms.

   Write-off of Purchased, In-process Research and Development. In connection with the acquisition of CMA Ettworth, the Company expensed $6,680,000 of in-process research and development costs that did not have a future alternative use during the quarter ending December 31, 1997. See Note 3 of Notes to Consolidated Financial Statements.

   Interest Income (Expense), Net. Interest income (expense), net consists principally of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income (expense), net represented income of $413,000 for the fiscal year ended December 31, 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering which was completed in August 1997.

   Provision for Income Taxes. The provision for income taxes was $990,000 and $238,000 for fiscal year ended December 31, 1997 and 1996. The effective income tax rate in 1997 was approximately 30%, calculated based on pre-tax income before a non-deductible charge for purchased, in-process research and development, of $6,680,000 in 1997. The effective income tax rate was 35% in 1996. Income taxes in 1997 were provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax exempt interest income.

Years Ended December 31, 1996 and 1995

Revenues

   Total Revenues. The Company's total revenues were $8.4 million and $3.9 million in 1996 and 1995, respectively, representing an increase of 114%.

   Software License. Software license revenues were $5.3 million in 1996 and $2.8 million in 1995, or 63% and 71% of total revenues for each respective period, representing an increase of 91%. The increase in dollar amount was primarily due to increased market acceptance of the Company's Fax Sr. product for the Windows NT operating system, as well as expansion of the Company's direct telesales force and indirect sales channels.

   Hardware. Hardware revenues were $1.5 million in 1996 and $278,000 in 1995, or 18% and 7% of total revenues for each respective period, representing an increase of 451%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased licenses of Fax Sr. and a change in the sales mix of third-party hardware products from lower priced modem products to high-end multi-channel modem boards.

   Service and Other. Service and other revenues were $1.6 million in 1996 and $870,000 in 1995, or 19% and 22% of total revenues for each respective period, representing an increase of 80%. The increase in dollar amount was due primarily to the increase in maintenance and maintenance renewals as a result of a larger installed customer base.

Cost of Revenues

   Software License. Cost of software license revenues were $109,000 and $104,000 in 1996 and 1995, respectively, representing 2% and 4% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during 1996 compared to 1995. Software license gross margin percentages remained relatively constant at 98% in 1996 compared to 96% in 1995.

   Hardware. Cost of hardware revenues were $1.1 million and $209,000 in 1996 and 1995, respectively, representing 71% and 75% of hardware revenues for each respective year. The increase in dollar amount was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 29% in 1996 from 25% in 1995 due to the change in the hardware sales mix.

   Service and Other. Cost of service and other revenues were $816,000 and $319,000 in 1996 and 1995, respectively, representing 52% and 37% of service and other revenues for each respective year. The increase in dollar amount was due primarily to the higher volume of products shipped during 1996 and the hiring of incremental personnel to support such growth. The gross margin percentage for service and other revenues decreased to 48% in 1996 from 63% in 1995 due primarily to the increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses were $2.8 million and $1.2 million in 1996 and 1995, respectively, or 34% and 32% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues, and increased marketing program activities.

   Research and Development. Research and development expenses were $2.0 million and $893,000 in 1996 and 1995, respectively, or 24% and 23% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance.

   General and Administrative. General and administrative expenses were $950,000 and $750,000 in 1996 and 1995, respectively, or 11% and 19% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel. General and administrative expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure.

   Interest Income (Expense), Net. Interest income (expense), net represented income of $32,000 in 1996 and expense of $1,000 in 1995. The increase in interest income (expense), net was due primarily to interest income earned on excess cash from the proceeds of the Company's 1996 private placements of its preferred stock.

   Provision for Income Taxes. The provision for income taxes was $238,000 in 1996, resulting in an effective tax rate of approximately 35%. This rate is lower than the combined state and federal rates due to the utilization of net operating loss carryforwards and tax credits. Net operating loss carryforwards were used to offset all federal and state income taxes in 1995.

Liquidity and Capital Resources

   Since 1995, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. In August 1996, the company entered into a loan and security agreement with a bank that was comprised of a term loan and a line of credit. The Company borrowed $250,000 under the term loan, which bore interest at the bank's prime rate plus 0.5% and was payable in monthly installments through December 31, 1999. No amounts have been borrowed under the line of credit in 1997 or 1996. At December 31, 1997, no amount was outstanding under the term loan, as the Company paid the remaining balance due with the proceeds of the initial public offering. The line of credit expired in August 1997. At December 31, 1997 the Company had cash and cash equivalents of $2.2 million, short-term investments of $21.2 million, and working capital of $24.6 million.

   The Company's operating activities provided cash of $1.3 million for the year ended December 31, 1997 and used cash of $566,000 in the year ended December 31, 1996. Investing activities used cash of $25.2 million and $1.4 during the twelve months ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, the principal uses were purchases of short-term investments, cash paid for the acquisition of CMA Ettworth, and purchases of property and equipment, offset by the proceeds from the sale of short-term investments. During the year ended December 31, 1996, the principal uses were purchases of short-term investments and purchases of property and equipment.

   Financing activities generated cash of $24.0 million for the year ended December 31, 1997 due primarily to net proceeds from the issuance of 3,000,000 shares of Common Stock in an initial public offering which was completed in August 1997. Financing activities generated cash of $3.5 million for the year ended December 31, 1996 due primarily to net proceeds from the private sales of preferred stock.

   At December 31, 1997, the Company did not have any material commitments for capital expenditures.

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

Subsequent Acquisitions

   On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. (DPSI) in exchange for 294,840 shares of Omtool Common Stock. DPSI develops, markets and supports wireless messaging software.

   On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. (TRS) in exchange for 384,430 shares of Common Stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms.

   These transactions will be accounted for as pooling of interests. None of the periods preceding December 31, 1997 will be restated, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of DPSI and TRS were not deemed to be material to the consolidated financial statements of the Company.

Recently Issued Accounting Standards

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

   In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 is effective for fiscal years beginning after December 15, 1997. The Company believes that its revenue recognition practices are substantially consistent with those required by SOP 97-2.

Year 2000

   In 1997, Omtool began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

Certain Factors Affecting Future Operating Results

   The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

   Dependence on Fax Sr. NT and the Windows NT Environment. The Company currently derives substantially all of its revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

   Dependence on Client/Server Environment. The Company's enterprise, client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server applications, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected.

   Intense Competition. The enterprise, client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile products and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

   The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX Inc. (a subsidiary of Applied Voice Technology, Inc.), Fenestrae BV, Optus Software Inc. and Biscom, Inc. The Company also competes with vendors offering a range of alternative facsimile solutions including operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

   Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition will result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

   New Products and Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing products and have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Associated with Acquisitions. A key element of the Company's growth strategy is to augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company's business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in intergrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations, and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common stock to acquire such businesses, which may result in dilution to the Company's existing stockholders.

   Limited Operating History. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company has significantly increased its operating expenses in recent periods as it has continued to expand its organization to support sales growth and product development. Although the Company has experienced significant growth during the past three years, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will be able to increase its level of revenues or maintain profitability in the future. Increases in operating expenses are expected to continue and, together with pricing pressures, may result in a decrease in operating income and operating margin percentage. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes and the accompanying demand for the Company's products, the level of acceptance of the Windows NT operating system, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel.

   Fluctuations in Quarterly Results of Operations; Seasonality. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the

Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. In addition, the sale of the Company's products often involves delays because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During such sales cycles, the Company may expend substantial funds and management effort yet receive no revenues. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

   The Company's business has experienced and is expected to continue to experience seasonality. The Company has historically had and expects to continue to have weaker sales in the months of July and August which may have an adverse affect on third quarter sales. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns.

   In general, revenues are difficult to forecast because the market for enterprise, client/server facsimile software has developed and is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

   A substantial portion of the Company's operating expense is related to personnel, facilities, equipment and marketing programs. The level of spending for such expense cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on the Company's expectations of future revenues on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's expense varies with its revenue in the short term.

   Due to all of the foregoing factors, it is likely that in some future periods the Company's results of operations will be below the expectations of securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   Ability to Manage Growth. The Company has rapidly and significantly expanded its operations and anticipates that significant expansion will continue to be required in order to address potential market opportunities. The Company anticipates that it will continue to significantly increase the size of its sales and marketing, research and development, customer support and administrative operations. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

   Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its products and services directly through telesales and indirectly through marketing channels such as value-added resellers ("VARs"), systems integrators and distributors. Although the Company has historically focused its efforts on marketing through its telesales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators and distributors to market successfully the Company's products. In addition, there can be no assurance that the Company's resellers will not develop, acquire or market computer-based facsimile products competitive with the Company's products. The failure to retain its VARs, systems integrators and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

   The distributor agreements generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party. The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors. Such relationships may be terminated by either party, at any time, and therefore, there can be no assurance that any VAR, systems integrator or distributor will continue to represent the Company's products. The inability to retain certain VARs, systems integrators or distributors, or the development or marketing by VARs, systems integrators or distributors of competitive offerings, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, systems integrators and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. As the Company strives to expand its indirect distribution channels, there can be no assurance that emerging channel conflicts will not materially adversely affect its relationships with existing VARs, systems integrators or distributors or adversely affect its ability to attract new VARs, systems integrators and distributors.

   Risks Associated with International Expansion. A key element of the Company's strategy is to continue to increase its international sales. The Company expects to face competition from local facsimile product providers in their native countries. To successfully expand international sales, the Company will need to recruit and retain additional international resellers and distributors. In order to penetrate the international market more fully, the Company has translated its products into several foreign languages. There can be no assurance that the completion of such translation will allow the Company to capitalize on the international market opportunity. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. With the acquisition of CMA Ettworth, based in London, England, in December 1997, the Company obtained its first sales offices outside of the United States. Such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

   Dependence on Key Personnel. The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement and only certain of whom are bound by noncompetition agreements. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future. The Company currently carries a key man life insurance policy in the amount of $1 million on each of Robert L. Voelk and Martin A. Schultz, with the proceeds payable to the Company.

Item 8.  Financial Statements and Supplementary Data

      The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-21 and S-1 through S-2, respectively, of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors

   The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Executive Officers

   The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 11.  Executive Compensation and Other Information

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.


Item 13.  Certain Relationships and Related Transactions.

   The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)  List of documents filed as part of this report

   (1)  Financial Statements
        Listed under Part II, Item 8 and included herein by reference.

   (2)  Financial Statement Schedules

        The following financial statement schedule is incorporated in this report beginning on page S-1.

        Schedule II Valuation and Qualifying Accounts.

        All other schedules are not submitted because they are not applicable, not required or because the information in included in the Financial Statements as Notes to Financial Statements.

   (3)  Exhibits

     Exhibit
      Number                         Description of Document
      ------                         -----------------------
       3.1         Amended and Restated Certificate of Incorporation of the
                   Company (filed as Exhibit 3.3 to the Company's
                   Registration Statement on Form S-1, No. 333-29397 and
                   incorporated herein by reference)

       3.2         Amended and Restated By-laws of the Company (filed as
                   Exhibit 3.4 to the Company's Registration Statement on Form
                   S-1, No. 333-29397 and incorporated herein by reference)

       4.1         Specimen certificate representing the Common Stock (filed as
                   Exhibit 4.1 to the Company's Registration Statement on Form
                   S-1, No. 333-29397 and incorporated herein by reference)

       10.1        1996 Stock Option Plan (filed as Exhibit 10.1 to the
                   Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)

       10.2        1997 Stock Plan (filed as Exhibit 10.2 to the Company's
                   Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)

       10.3 1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No.
                   333-29397 and incorporated herein by reference)

       10.4        Lease dated November 26, 1997 between H.J. Brooks Limited
                   Liability Company and Omtool, Ltd.


       10.5 Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                   333-29397 and incorporated herein by reference)

        21         Subsidiaries of the Company

        23         Consent of Arthur Andersen LLP

       27.1        Current Financial Data Schedule

       27.2        Restated Financial Data Schedule


(b) Reports on Form 8-K.

      Current Report on Form 8-K dated December 5, 1997 reporting, under Item 2, the Company's acquisition of all of the outstanding share capital of CMA Ettworth Limited.

(c)   Exhibits.

      The exhibits required by this Item are listed under Item 14(a)(3).

(d)   Financial Statement Schedules.

      The financial statement schedules required by this Item are listed under
      Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 31st day of March 1998.

                                          Omtool, Ltd.


                                          By: /s/ Robert L. Voelk
                                              ----------------------------
                                                Robert L. Voelk
                                                Chief Executive Officer and
                                                Chairman

                                    POWER OF ATTORNEY

      We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert L. Voelk and Darioush Mardan, and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

                                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                     Date
---------                          -----                     ----


/s/ Robert L. Voelk                Chief Executive Officer   March 31, 1998
---------------------------        and Chairman
Robert L. Voelk                    (principal executive
                                   officer)




/s/ Darioush Mardan               Vice President, Finance,  March 31, 1998
---------------------------        Chief Financial Officer,
Darioush Mardan                    Secretary and Treasurer
                                   (principal financial and
                                   accounting officer)



/s/ Martin A. Schultz              President and Director    March 31, 1998
---------------------------
Martin A. Schultz


/s/ Richard D. Cramer              Director                  March 27, 1998
---------------------------
Richard D. Cramer


/s/ Bruce R. Evans                 Director                  March 30, 1998
---------------------------
Bruce R. Evans

/s/ Anthony J. Mark                Director                  March 27, 1998
-------------------------------
Anthony J. Mark


/s/ William C. Styslinger, III     Director                  March 27, 1998
-------------------------------
William C. Styslinger, III

                          OMTOOL, LTD. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants ..................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996 ..............  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996, and 1995 .......................................  F-4
Consolidated Statements of Convertible Redeemable Preferred
  Stock and Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1996, and 1995 .......................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995 .......................................  F-6
Notes to Consolidated Financial Statements ................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omtool, Ltd.:

   We have audited the accompanying consolidated balance sheets of Omtool, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 1998 (except
  for the matter
  discussed in Note 14,
  as to which the date is
  February 27, 1998)

                          OMTOOL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                     1997            1996
                                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents .................................................     $2,210,367      $2,042,100
  Short-term investments ....................................................     21,179,766         930,619
  Accounts receivable, less reserves of $1,037,000 and
   $375,000 in 1997 and 1996, respectively ..................................      4,727,089       2,205,464
  Prepaid expenses and other current assets .................................      1,492,763         397,498
  Deferred tax asset ........................................................        380,000         146,000
                                                                                ------------    ------------
         Total current assets ...............................................     29,989,985       5,721,681
Property and equipment, net .................................................      1,752,986         754,398
Other assets, net ...........................................................        850,522          18,861
                                                                                ------------    ------------
                                                                                 $32,593,493      $6,494,940
                                                                                ============    ============

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt .........................................     $   36,888      $  105,651
  Accounts payable ..........................................................        919,276         567,749
  Accrued liabilities .......................................................      1,808,362         402,624
  Income taxes payable ......................................................        809,991         257,369
  Deferred revenue ..........................................................      2,080,736       1,037,538
                                                                                ------------    ------------
         Total current liabilities ..........................................      5,655,253       2,370,931
                                                                                ------------    ------------
Deferred tax liability ......................................................        283,000          38,000
                                                                                ------------    ------------
Long-term debt, net of current portion ......................................             --         212,237
                                                                                ------------    ------------
Long-term liabilities .......................................................         10,043         173,877
                                                                                ------------    ------------
Commitments (Note 13)
Series B Convertible Redeemable Preferred Stock, $.01 par value authorized, issued and outstanding -- none in 1997; 1,356,116 shares in 1996
     (at redemption value) ..................................................             --       5,166,667
                                                                                ------------    ------------

Stockholders' equity (deficit):
  Preferred Stock, $.01 par value
  Authorized-- 2,000,000 shares; Issued and outstanding none ................             --              --
  Series A Convertible Preferred Stock, $.01 par value
    Authorized, issued and outstanding -- none in 1997; 162,500 shares in 1996
      (Liquidation preference of $325,000) ..................................             --           1,625
  Common Stock, $.01 par value
  Authorized -- 35,000,000;
  Issued and outstanding -- 11,846,140 in 1997; 5,315,008 shares in 1996 ....        118,461          53,150
  Additional paid-in capital ................................................     32,255,664              --
  Accumulated deficit .......................................................     (5,736,632)     (1,521,547)
  Cumulative translation adjustment .........................................          7,704              --
                                                                                ------------    ------------
         Total stockholders' equity (deficit) ...............................     26,645,197      (1,466,772)
                                                                                ------------    ------------
                                                                                 $32,593,493      $6,494,940
                                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended December 31,
                                                       ------------------------------------------
                                                            1997           1996           1995
                                                       ------------    -----------    -----------

Revenues:
  Software license .................................    $12,665,745     $5,304,083     $2,780,055
  Hardware .........................................      3,997,680      1,532,887        278,163
  Service and other ................................      2,704,407      1,564,248        869,445
                                                       ------------    -----------    -----------
     Total revenues ................................     19,367,832      8,401,218      3,927,663
                                                       ------------    -----------    -----------
Cost of revenues:
  Software license .................................        518,743        109,151        104,031
  Hardware .........................................      2,632,061      1,083,852        209,495
  Service and other ................................      1,265,762        815,828        318,626
                                                       ------------    -----------    -----------
     Total cost of revenues ........................      4,416,566      2,008,831        632,152
                                                       ------------    -----------    -----------
     Gross profit ..................................     14,951,266      6,392,387      3,295,511
                                                       ------------    -----------    -----------
Operating expenses:
  Sales and marketing ..............................      6,918,683      2,824,287      1,235,749
  Research and development .........................      3,468,461      1,972,545        892,585
  General and administrative .......................      1,689,172        949,548        749,999
  Write-off of purchased, in-process research
    and development (Note 3) .......................      6,680,000             --             --
                                                       ------------    -----------    -----------
     Total operating expenses ......................     18,756,316      5,746,380      2,878,333
                                                       ------------    -----------    -----------
     Income (loss) from operations .................     (3,805,050)       646,007        417,178
Interest income ....................................        447,291         43,093          7,530
Interest expense ...................................        (33,993)       (11,437)        (8,616)
                                                       ------------    -----------    -----------
     Income (loss) before provision for income taxes     (3,391,752)       677,663        416,092
Provision for income taxes .........................        990,000        238,000             --
                                                       ------------    -----------    -----------
     Net income (loss) .............................    $(4,381,752)      $439,663       $416,092
                                                       ============    ===========    ===========
Net income (loss) per share
   Basic ...........................................         $(0.56)         $0.07          $0.07
                                                       ============    ===========    ===========
   Diluted .........................................         $(0.56)         $0.05          $0.07
                                                       ============    ===========    ===========
Weighted average number of common shares
outstanding
   Basic ...........................................      7,819,683      5,916,793      6,400,000
                                                       ============    ===========    ===========
   Diluted .........................................      7,819,683      9,699,812      6,400,000
                                                       ============    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     Stockholders' Equity (Deficit)
                                                           --------------------------------------------
                                  Series B Convertible           Series A
                                      Redeemable               Convertible
                                    Preferred Stock,         Preferred Stock,         Common Stock,
                                    $0.01 Par Value          $0.01 Par Value        $0.01 Par Value
                                ------------------------   ------------------   -----------------------
                                 Number of                 Number of             Number of
                                  Shares       Amount       Shares     Amount     Shares       Amount
                                ----------   -----------   --------   -------   -----------   ---------
Balance, December 31, 1994 ...          --   $        --         --   $    --            --   $      --
    Net income ...............          --            --         --        --            --          --
                                ----------   -----------   --------   -------   -----------   ---------
Balance, December 31, 1995 ...          --            --         --        --            --          --
Delaware reincorporation,
    exchange of no par value
    for $0.01 par value
    common stock .............          --            --         --        --     6,400,000      64,000
Sale of Series A
   Convertible Preferred Stock          --            --    162,500     1,625            --          --
Sale of Series B Convertible
   Redeemable Preferred Stock,
   net of issuance costs
   of $76,068 ................   1,356,116     5,000,000         --        --            --          --
Purchase and retirement of
    common stock .............          --            --         --        --    (1,084,992)    (10,850)
Accrued dividends on Series B
    Convertible Redeemable
    Preferred Stock ..........          --       166,667         --        --            --          --
Net income ...................          --            --         --        --            --          --
                                ----------   -----------   --------   -------   -----------   ---------
Balance, December 31, 1996 ...   1,356,116     5,166,667    162,500     1,625     5,315,008      53,150

Exercise of stock options ....          --            --         --        --       130,263       1,302
Accrued dividends on Series B
    Convertible Redeemable
    Preferred Stock ..........          --       233,333         --        --            --          --
Conversion of Series A
   and B Preferred Stock .....  (1,356,116)   (5,400,000)  (162,500)   (1,625)    3,037,232      30,373
Issuance of common stock
   in initial public
   offering, net of
   issuance costs ............          --            --         --        --     3,000,000      30,000
Issuance of common stock
   for acquisition ...........          --            --         --        --       363,637       3,636
Tax benefit from stock
   options ...................          --            --         --        --            --          --
Change in cumulative
   translation adjustment ....          --            --         --        --            --          --
Net loss .....................          --            --         --        --            --          --
                                ----------   -----------   --------   -------   -----------   ---------
Balance, December 31, 1997 ...          --   $        --         --   $    --    11,846,140    $118,461
                                ==========   ===========   ========   =======   ===========   =========


                                -------------------------------------------------------------------------


                                    Common Stock,
                                    No Par Value                                                  Total
                                ------------------   Additional                  Cumulative   Stockholders'
                                Number of             Paid-in      Accumulated   Translation     Equity
                                  Shares    Amount    Capital        Deficit     Adjustment     (Deficit)
                                ---------  -------  ------------   -----------   -----------  ------------
Balance, December 31, 1994 ...      600      $600   $         --     $(405,209)    $   --       $(404,609)
    Net income ...............       --        --             --       416,092         --         416,092
                                ---------  -------  ------------   -----------   -----------  ------------
Balance, December 31, 1995 ...      600       600             --        10,883         --          11,483
Delaware reincorporation,
    exchange of no par value
    for $0.01 par value
    common stock .............     (600)     (600)            --       (63,400)        --              --
Sale of Series A
   Convertible Preferred Stock       --        --        323,375            --         --         325,000
Sale of Series B Convertible
   Redeemable Preferred Stock,
   net of issuance costs
   of $76,068 ................       --        --        (76,068)           --         --         (76,068)
Purchase and retirement of
    common stock .............       --        --       (247,307)   (1,742,026)        --      (2,000,183)
Accrued dividends on Series B
    Convertible Redeemable
    Preferred Stock ..........       --        --             --      (166,667)        --        (166,667)
Net income ...................       --        --             --       439,663         --         439,663
                                ---------  -------  ------------   -----------   -----------  ------------
Balance, December 31, 1996 ...       --        --             --    (1,521,547)        --      (1,466,772)

Exercise of stock options ....       --        --         53,024            --         --          54,326
Accrued dividends on Series B
    Convertible Redeemable
    Preferred Stock ..........       --        --             --      (233,333)        --        (233,333)
Conversion of Series A
   and B Preferred Stock .....       --        --      4,971,252       400,000         --       5,400,000
Issuance of common stock
   in initial public
   offering net of
   issuance costs ............       --        --     23,963,981            --         --      23,993,981
Issuance of common stock
   for acquisition ...........       --        --      3,032,733            --         --       3,036,369
Tax benefit from stock
   options ...................       --        --        234,674            --         --         234,674
Change in cumulative
   translation adjustment ....       --        --             --            --      7,704           7,704
Net loss .....................       --        --             --    (4,381,752)        --      (4,381,752)
                                ---------  -------  ------------   -----------   -----------  ------------
Balance, December 31, 1997 ...       --     $  --    $32,255,664   $(5,736,632)    $7,704     $26,645,197
                                =========  =======  ============   ===========   ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                                     1997            1996        1995
                                                                ------------   -----------   ---------

Cash Flows from Operating Activities:
  Net income (loss) ..........................................   $(4,381,752)     $439,663    $416,092
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
      Depreciation and amortization ..........................       430,633       132,729      63,021
      Write-off of purchased, in-process research and
        development ..........................................     6,680,000            --          --
      Deferred income taxes ..................................      (225,000)      (38,000)         --
      Changes in assets and liabilities, net of acquisition --
        Accounts receivable ..................................    (1,965,814)   (1,750,793)   (222,760)
        Prepaid expenses and other current assets ............      (846,050)     (255,392)   (132,912)
        Accounts payable .....................................        34,094       261,987     246,060
        Accrued liabilities ..................................       693,964       (98,708)    245,401
        Income taxes payable .................................       428,422       257,369          --
        Deferred revenue .....................................       633,365       587,284     250,421
        Long-term liabilities ................................      (163,834)     (101,738)    (12,264)
                                                                ------------   -----------   ---------
            Net cash provided by (used in) operating
              activities .....................................     1,318,028      (565,599)    853,059
                                                                ------------   -----------   ---------

Cash Flows from Investing Activities:
  Purchases of property and equipment ........................    (1,024,673)     (485,773)   (268,978)
  Purchases of short-term investments ........................   (39,307,947)     (930,619)         --
  Proceeds from sale of short-term investments ...............    19,058,800            --          --
  Proceeds from sale of property and equipment ...............            --            --      14,000
  Cash paid for acquisition of CMA Ettworth, net of cash
    acquired of $631,284 .....................................    (3,868,716)           --          --
  Increase in other assets ...................................       (10,918)          (51)    (14,410)
                                                                ------------   -----------   ---------
            Net cash used in investing activities ............   (25,153,454)   (1,416,443)   (269,388)
                                                                ------------   -----------   ---------
Cash Flows from Financing Activities:
  Net borrowings (repayments) on line of credit ..............            --            --     (50,000)
  Proceeds from long-term debt ...............................            --       250,000          --
  Payments on long-term debt .................................      (281,000)      (25,291)     (2,623)
  Net proceeds from sales of Series A Convertible
    Preferred Stock ..........................................            --       325,000          --
  Net proceeds from sale of Series B Convertible
    Redeemable Preferred Stock ...............................            --     4,923,932          --
  Net proceeds from issuance of common stock .................    24,048,307            --          --
  Tax benefit from exercise of options .......................       234,674            --          --
  Purchase and retirement of common stock ....................            --    (2,000,183)         --
                                                                ------------   -----------   ---------
            Net cash provided by (used in) financing
              activities .....................................    24,001,981     3,473,458     (52,623)
                                                                ------------   -----------   ---------
Exchange rate effect on cash .................................         1,712            --          --
                                                                ------------   -----------   ---------
Net increase in cash and cash equivalents ....................       168,267     1,491,416     531,048
Cash and cash equivalents, beginning of period ...............     2,042,100       550,684      19,636
                                                                ------------   -----------   ---------
Cash and cash equivalents, end of period .....................    $2,210,367    $2,042,100    $550,684
                                                                ============   ===========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for--
    Interest .................................................       $33,993        $9,411      $8,614
                                                                ============   ===========   =========
    Income taxes .............................................      $479,324   $        --     $77,732
                                                                ============   ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                      Year ended December 31,
                                                                 -------------------------------
                                                                     1997        1996      1995
                                                                 -----------   --------  -------

Supplemental Disclosure of Noncash Investing and
  Financing Transactions:
    Equipment acquired under capital lease obligations ........  $        --   $ 62,732  $33,070
                                                                 ===========   ========  =======
    Accrued dividends on Series B Convertible Redeemable
      Preferred Stock .........................................  $   233,333   $166,667  $    --
                                                                 ===========   ========  =======
    Conversion of Series A and Series B Preferred Stock .......  $ 5,401,625   $     --  $    --
                                                                 ===========   ========  =======

In connection with the acquisition of CMA Ettworth, Ltd. ......
  (Note 3), the following noncash transactions occurred -
    Fair value of net assets acquired .........................  $(6,905,085)  $     --  $    --
    Issuance of common stock ..................................    3,036,369         --       --
                                                                 -----------   --------  -------
 Cash paid for acquisition, net of cash acquired of $631,284 ..  $(3,868,716)  $     --  $    --
                                                                 ===========   ========  =======

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

   Omtool, Ltd. and subsidiaries (Omtool or the Company) design, develop, market and support open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company predominantly does business in markets located within North America and Europe.

   The Company is subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including continued market acceptance of the Company's products, competition from substitute products and larger companies, and the continued ability to manage and finance the Company's anticipated future growth.

(2) Summary of Significant Accounting Policies

   The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the notes to consolidated financial statements.

(a) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Revenue Recognition

   The Company generates revenue from licensing the rights to use its software products directly to end users and indirectly through resellers. The Company also generates revenue from sales of support contracts and consulting services to customers who license its products and from resale of related hardware products.

   Revenues from software license agreements are recognized upon shipment of the software, if there are no significant post-delivery obligations and if payment is due within one year. Revenues are recorded net of an allowance for estimated future returns. If an acceptance period is required, revenues are recognized upon the earlier of the customer's acceptance or the expiration of the acceptance period.

   Revenues from support contracts are recognized ratably over the term of the support period, which is generally one year. Service and other revenue is primarily related to implementation services performed on a time-and-material basis under separate service agreements related to the installation of the Company's software products.

   Service and other revenues are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payment is contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   Cost of license revenues consists of the cost of media on which the product is delivered and any related royalties. Cost of service revenues consists primarily of salaries and benefits related to consulting personnel and the customer support group.

   In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. The Company believes that its revenue recognition practices are substantially consistent with those required by SOP 97-2.

(c) Research and Development and Software Development Costs

   Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

(d) Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in money market funds. In accordance with SFAS No. 115, Accounting for Investments in Certain Debt and Equity Securities, the Company's cash equivalents are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost, which approximates market value.

(e) Short-Term Investments

   As of December 31, 1997 and 1996, the Company had $21,179,766 and $930,619,
respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at December 31, 1997 and 1996.

(f) Derivative Financial Instruments and Fair Value of Financial Instruments

   The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short term investments, accounts receivable, accounts payable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1997 and 1996 due to the short-term nature of these instruments.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(g) Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using accelerated and straight-line methods over the following useful lives:

                                                                               December 31,
                                                                               ------------
       Asset Classification                    Estimated Useful Life         1997        1996
                                               ---------------------      ----------   --------
           Computer equipment..............          1--5 years           $1,205,519   $596,571
           Computer software...............          2--3 years              314,415    119,584
           Furniture and equipment.........          5--7 years              583,571    155,678
           Leasehold improvements..........     Shorter of the life          116,543     33,435
                                                of the lease or the
                                               estimated useful life
           Motor vehicles..................           4 years                 99,755         --
           Equipment under capital leases..     Shorter of the life
                                                of the lease or the           95,802     95,802
                                               estimated useful life      ----------  ---------

                                                                           2,415,605  1,001,070
           Less--accumulated depreciation
           and amortization................                                  662,619    246,672
                                                                          ----------  ---------
                                                                          $1,752,986   $754,398
                                                                          ==========  =========

   The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(h) Use of Estimates in the Preparation of Consolidated Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(i) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. As of December 31, 1997, the Company has no significant off-balance sheet concentration of credit risk such as foreign currency exchange contracts or other hedging instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   For the years ended December 31, 1997 and 1996, no single customer accounted for greater than 10% of the Company's revenues. For the year ended December 31, 1995, the Company had one customer that accounted for 11% of the Company's revenues.

   Revenues outside of North America were approximately $2,130,000, $560,000 and $210,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(j) Reclassifications

   The Company has reclassified certain prior year information to conform with the current year's presentation.

(k) Foreign Currency Translation

   The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

(l) Net Income (Loss) Per Share

   In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1996, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury stock method and the if-converted method, respectively, in accordance with SFAS 128. Diluted weighted average shares outstanding for 1997 exclude the potential common shares from stock options and redeemable convertible preferred stock outstanding because to include them would have been antidilutive for the year presented. Calculations of basic and diluted net income (loss) per common share and potential common share are as follows:

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                 Year ended December 31,
                                          --------------------------------------
                                              1997          1996         1995
                                          -----------    ----------   ----------
Net income (loss)                         $(4,381,752)     $439,663     $416,092
                                          ===========    ==========   ==========

Weighted average number
  of common shares
  outstanding                               7,819,683     5,916,793    6,400,000
Potential common shares
  pursuant to stock options                        --       773,314           --
Potential common shares
  pursuant to conversion
  of redeemable convertible
  preferred stock                                  --     3,009,705           --
                                          -----------    ----------   ----------
Diluted weighted average shares             7,819,683     9,699,812    6,400,000
                                          ===========    ==========   ==========

Basic net income (loss) per share              $(0.56)        $0.07        $0.07
Diluted net income (loss)
  per common and potential
  common share                                 $(0.56)        $0.05        $0.07

   The potential common shares excluded related to outstanding stock options and redeemable convertible preferred stock were 971,285 and 1,822,339, respectively.

(m) Recently Issued Accounting Standards

   In June and July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, respectively. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

(3) Acquisition of CMA Ettworth

   On December 5, 1997 the Company acquired all of the outstanding common stock of CMA Ettworth Limited. (CMA). The purchase price was paid in a combination of 363,637 shares of common stock valued at approximately $3.0 million and $4.0 million in cash. The Company also incurred approximately $500,000 in acquisition related costs resulting in a total purchase price of approximately $7.5 million. The acquisition was accounted for as a purchase in accordance with Accounting Principle Board (APB) Opinion No. 16, Business Combinations, and accordingly, CMA's operating results since December 5, 1997 are included in the accompanying consolidated financial statements. For tax purposes, the Company has recorded the transaction at CMA's carryover basis of assets and liabilities.

   In accordance with APB Opinion No. 16, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $6,680,000 of in-process research and development. Acquired intangibles include developed technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 4 to 7 years. The portion of the purchase price allocated to the in-process research and development projects that did not have a future alternative use totaled $6,680,000 and was charged to expense as of the acquisition date. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $236,000 have been provided as part of the purchase price allocation in accordance with SFAS No. 109.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   The aggregate purchase price of $7,536,369, including acquisition costs, was allocated as follows:

Cash ......................................................        $631,284
Current assets ............................................         821,607
Property and equipment ....................................         397,891
Acquired intangibles ......................................         590,000
In-process research and development .......................       6,680,000
Goodwill ..................................................         245,430
Deferred income taxes .....................................        (236,000)
Liabilities assumed .......................................      (1,593,843)
                                                                -----------
                                                                 $7,536,369
                                                                ===========

   Unaudited pro forma operating results for the Company, assuming the acquisition of CMA occurred at the beginning of the year presented are as follows:

                                                             Year ended
                                                             December 31,
                                                             ------------
                                                        1997 (1)       1996 (1)
                                                      -----------    -----------
       Pro forma total revenues ..................    $22,358,002    $13,028,296
                                                      ===========    ===========
       Pro forma net income ......................     $2,170,579       $379,244
                                                      ===========    ===========

       Pro forma net income per share
         Pro forma basic .........................          $0.27          $0.06
                                                      ===========    ===========
         Pro forma diluted .......................          $0.20          $0.04
                                                      ===========    ===========

       Pro forma weighted average number of
        common shares outstanding
         Pro forma basic (2) .....................      8,153,017      6,280,430
                                                      ===========    ===========
         Pro forma diluted (2) ...................     10,946,641     10,033,449
                                                      ===========    ===========

            (1) For the purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to January 1, 1996, so that the operating results presented include only recurring costs.

            (2) For the purposes of these pro forma weighted average number of common shares outstanding, the 363,637 shares issued in connection with the CMA Ettworth acquisition have been included as outstanding for the entire period presented.

            CMA's fiscal year ended on March 31, 1997. Fiscal 1996 represents the results of Omtool for the year ended December 31, 1996 combined with CMA's results for the year ended March 31, 1997. Fiscal 1997 represents the results of Omtool for the year ended December 31, 1997 combined with CMA's results from January 1, 1997 through the date of acquisition. Accordingly, CMA's results of operations for the three months ended March 31, 1997 are included in both periods and include $815,500 of revenue and $40,653 of net loss.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4) Intangible Assets

   The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of December 31, 1997. Intangible assets are included in Other Assets on the face of the balance sheet and are amortized on a straight-line basis, based on their estimated lives, as follows:

                                             Estimated    December 31,
                                                Life          1997
                                             ---------     ----------
           Developed technology............  4 years       $  400,000
           Assembled workforce.............  7 years          190,000
           Goodwill........................  5 years          245,430
                                                           ----------
                                                              835,430
           Less--accumulated amortization...                   14,686
                                                           ----------
                                                           $  820,744
                                                           ==========

(5) Accrued Liabilities

   Accrued liabilities consist of the following:

                                                  December 31,
                                             ----------------------
                                                1997         1996
                                             ----------    --------
           Accrued salaries and
             salary-related...............   $  569,868    $264,593
           Other accrued expenses.........    1,238,494     138,031
                                             ----------    --------
                                             $1,808,362    $402,624
                                             ==========    ========

(6) Line of Credit

   The Company had a line of credit that allowed the Company to borrow the lesser of $1,000,000 or 70% of eligible accounts receivable, as defined. The line of credit expired in August 1997. Borrowings under the line of credit, collateralized by a first security interest in substantially all assets of the Company, was payable on demand and bore interest at the bank's prime rate plus 0.5% per annum. At December 31, 1996, there were no borrowings under the line of credit.

(7) Long-Term Debt

   Long-term debt consists of the following:

                                                    December 31,
                                              ---------------------
                                                1997        1996
                                              --------    ---------
           Note payable to a bank.........    $     --    $ 250,000
           Capital lease obligations......      36,888       67,888
                                              --------    ---------
                                                36,888      317,888
           Less--current maturities........     36,888      105,651
                                              --------    ---------
                                              $     --    $ 212,237
                                              ========    =========

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   The note payable to a bank bore interest at the bank's prime rate (8.25% at December 31, 1996) plus 0.5% per annum and was payable in monthly installments, including interest, totaling approximately $8,000 per month, through December 1999. At December 31, 1997, no amount was outstanding as the Company paid the remaining balance due on this term loan.

(8) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws.

   The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                               December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
           Deferred tax asset
           Accrued expenses and reserve ..............   $ 380,000    $ 146,000
                                                         =========    =========

           Deferred tax liability
           Depreciation ..............................   $ (47,000)   $ (38,000)
           Acquisition related intangibles ...........    (236,000)          --
                                                         ---------    ---------
                Total deferred tax liability .........   $(283,000)   $ (38,000)
                                                         =========    =========

   Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized.

   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                       December 31,
                                                              ----------------------------
                                                              1997 (1)    1996       1995
                                                              ------     -------    ------
           Income tax provision at federal statutory rate ..   34.0%      34.0%      34.0%
           Increase (decrease) in tax resulting from -
             State tax provision, net of federal benefit ...    4.6        4.6        4.6
             Research and development tax credits ..........   (4.7)      (8.6)     (12.9)
             Tax-exempt interest ...........................   (3.0)        --         --
             Change in valuation allowance .................     --         --      (26.4)
             Other .........................................   (0.8)       5.1        0.7
                                                               ----       ----       ----
           Provision for income taxes ......................   30.1%      35.1%       --%
                                                               ====       ====       ====

            (1) Calculated based on pre-tax income, before non-deductible charge for purchased, in-process research and development, of $6,680,000 for 1997.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                           December 31,
                                              -------------------------------
                                                  1997         1996      1995
                                              ----------    ---------    ----
           Current
             Federal ......................   $  948,000    $ 210,000    $ --
             State ........................      249,000       66,000      --
             Foreign ......................       18,000           --      --
                                              ----------    ---------    ----
                                               1,215,000      276,000      --
                                              ----------    ---------    ----
           Deferred
             Federal ......................   $ (173,000)   $ (29,000)   $ --
             State ........................      (52,000)      (9,000)     --
                                              ----------    ---------    ----
                                                (225,000)     (38,000)     --
                                              ----------    ---------    ----
           Provision for income taxes .....   $  990,000    $ 238,000    $ --
                                              ==========    =========    ====

   The components of domestic and foreign income (loss) before taxes are as follows:

                                                           December 31,
                                          --------------------------------------
                                                  1997         1996      1995
                                          -----------      --------     --------
           Domestic .................     $(3,452,752)     $677,663     $416,092
           Foreign ..................          61,000            --           --
                                          -----------      --------     --------
                                          $(3,391,752)     $677,663     $416,092
                                          -----------      --------     --------

 (9) Series B Convertible Redeemable Preferred Stock

   In July 1996, the Company issued 1,356,116 shares of Series B Convertible Redeemable Preferred Stock (Series B Preferred Stock) at $3.69 per share, less offering costs of approximately $76,000, for net proceeds of approximately $4,924,000. Upon the closing of the Company's IPO, the Series B Preferred Stock automatically converted into an aggregate of 2,712,232 shares of Common Stock.

(10) Stockholders' Equity (Deficit)

   On January 2, 1996, by approval of the Company's stockholders, Omtool, Ltd., a New Hampshire corporation, was reincorporated as a Delaware corporation. According to the terms of the merger agreement, the New Hampshire corporation merged into the Delaware corporation in a tax-free transaction by exchanging its outstanding common stock for the common stock of the Delaware corporation.

(a) Initial Public Offering

   In August 1997, the Company completed its IPO of 3,000,000 shares of Common Stock at $9.00 per share resulting in net proceeds to the Company of approximately $23,993,981, net of issuance costs. The Series A Convertible Preferred Stock and Series B Convertible

   Redeemable Preferred Stock automatically converted into 325,000 shares and 2,712,232 shares, respectively, of Common Stock upon the closing of the IPO.

(b) Recapitalization

   On January 23, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock effected in the form of a stock dividend. The accompanying consolidated financial statements and notes have been retroactively restated for all periods presented to reflect this stock split.

(c) Series A Convertible Preferred Stock

   Pursuant to subscription agreements entered into in February 1996, in July 1996, certain directors of the Company purchased 162,500 shares of Series A Preferred Stock for an aggregate of $325,000. Upon the closing of the Company's IPO, the Series A Preferred Stock automatically converted into an aggregate of 325,000 shares of Common Stock.

(d) Repurchase of Common Stock

   Concurrent with the issuance of the Series B Preferred Stock, as approved by the stockholders and the Board of Directors, the Company purchased and retired 1,084,992 shares of common stock from two of its principal stockholders for $2,000,183.

(e) Reserved Common Stock

   As of December 31, 1997, 3,058,954 shares of common stock were reserved for the exercise of stock options.

(11) Stock Option Plan

(a) Stock Option Plans

   On January 2, 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the granting of options covering 1,500,000 shares of common stock. The 1996 Plan is administered by the Board of Directors and allows for the granting of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In April 1997, The Company's Board of Directors voted that, effective upon the closing of the IPO, no further options may be granted or issued under the 1996 Plan.

   The Company's 1997 Stock Plan (the 1997 Plan) was adopted by the Board of Directors in April 1997 and approved by the Company's stockholders in June 1997. The 1997 Plan took effect upon the closing of the Company's IPO. The 1997 Plan provides for the issuance of Common Stock

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

pursuant to the grant to employees of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of Common Stock which may be issued pursuant to the 1997 Plan is 1,800,000.

   Stock option activity for the years ended December 31, 1996 and 1997 is as follows:

                                                                     Weighted
                                     Number of   Exercise Price       Average
                                      Shares        per Share     Exercise Price
                                     ---------    --------------  --------------
Outstanding, December 31, 1995              --                --         --
     Granted.......................  1,129,400    $0.25 -- $1.85     $  0.39
     Canceled......................    (33,000)    0.25 --  1.85        0.40
                                     ---------    --------------     -------
Outstanding, December 31, 1996       1,096,400     0.25 --  1.85        0.39
     Granted.......................    435,150     1.85 -- 12.13        5.77
     Exercised.....................   (130,263)    0.25 --  1.85        0.42
     Canceled......................    (69,333)    0.25 -- 11.00        4.19
                                     ---------    --------------     -------
Outstanding, December 31, 1997.....  1,331,954    $0.25 --$12.13     $  1.94
                                     =========    ==============     =======

Exercisable, December 31, 1997.....    326,992    $0.25 -- $1.85     $  0.48
                                     =========    ==============     =======

   At December 31, 1997, options to purchase 1,727,000 shares of commons stock were available for future grants under the 1997 Plan.

   The range of exercise prices for options outstanding and options exercisable at December 31, 1997 are as follows:

                                    Options Outstanding                          Options Exercisable
                     --------------------------------------------------    ------------------------------
                                        Weighted
                                        Average
Range of Exercise      Options         Remaining       Weighted Average      Options      Weighted Average
      Prices         Outstanding    Contractual Life    Exercise Price     Exercisable     Exercise Price
      ------         -----------    ----------------    --------------     -----------     --------------
$0.25 -- $1.85        1,117,804           8.2             $  0.59             326,992        $  0.48
 5.50 --  7.50           30,250           9.1                5.99                  --             --
 8.00 -- 11.00          167,900           9.6                9.25                  --             --
12.13 -- 12.13           16,000           9.7               12.13                  --             --
                     ----------           ---             -------            --------        -------
                      1,331,954           8.4             $  1.94             326,992        $  0.48
                     ==========           ===             =======            ========        =======

(b) 1997 Employee Stock Purchase Plan

   The 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) was adopted by the Board of Directors in April 1997 and approved by the Company's stockholders in June 1997. The 1997 Purchase Plan will take effect in January 1998. The 1997 Purchase Plan provides for the issuance of a maximum of 200,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option is determined for each six-month purchase period as 85% of the lesser of the market price of the Common Stock on the first or last business day of the six-month purchase period.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(c) Stock Based Compensation

   In October 1995, the FASB issued SFAS No 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1997 and 1996 had a weighted average fair value of $3.31 and $0.22, respectively. The weighted average assumptions are as follows:

                                                      Year Ended     Year Ended
                                                     December 31,   December 31,
                                                         1997           1996
                                                    -------------   ------------
        Risk-free interest rate.................           6.16%         5.46%
        Volatility..............................           70.0%         70.0%
        Expected dividend yield.................             --            --
        Expected lives..........................        4 years       4 years

   The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock would be as follows:

                                                      Year Ended     Year Ended
                                                     December 31,   December 31,
                                                         1997           1996
                                                    -------------   ------------
        Net income (loss), pro forma............     $(4,527,531)    $ 385,593


        Net income (loss) per share, pro forma
             Basic..............................     $   (0.58)      $    0.07
             Diluted............................     $   (0.58)      $    0.04
             Pro forma diluted..................     $   (0.42)      $    0.04

(12) 401(k) and Profit-Sharing Plan

   On December 1, 1995, the Company adopted a 401(k) and profit-sharing plan (the Profit-Sharing Plan) to cover all eligible employees. The Profit-Sharing Plan allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $124,000, $69,000, and $4,000 to the Profit-Sharing Plan for the years ended December 31, 1997, 1996 and 1995, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 1997, 1996, and 1995 the Company made no additional discretionary contributions.

(13) Lease Commitments

   The Company leases certain equipment and its office facility under operating leases that expire at various times through December 2002.

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   Future minimum lease payments under these leases at December 31, 1997 are as follows:

            Year ending December 31,
                 1998.............................  $341,000
                 1999.............................   335,000
                 2000.............................   320,000
                 2001.............................   299,000
                 2002.............................   274,000
                                                  ----------
                                                  $1,569,000
                                                  ==========

   Rent expense included in the accompanying statements of operations was approximately $256,000, $199,000, and $114,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(14) Subsequent Events

   On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. (DPSI) in exchange for 294,840 shares of Omtool common stock. DPSI develops, markets and supports wireless messaging software.

   On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. (TRS) in exchange for 384,430 shares of Omtool common stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms.

   These transactions will be accounted for as pooling of interests. None of the periods preceding December 31, 1997 will be restated, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of DPSI and TRS were not deemed to be material to the consolidated financial statements of the Company.

(15) Quarterly Results of Operations (unaudited)

   The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1997 and 1996.

                                         Year ended December 31, 1997
                               ------------------------------------------------
                                  First      Second       Third         Fourth
                                 Quarter     Quarter     Quarter        Quarter
                                 -------     -------     -------        -------
Total revenues ..............  $3,700,637  $4,577,859   $5,001,439   $6,087,897
Gross profit ................   2,892,140   3,458,570    3,901,898    4,698,658
Net income (loss) ...........     271,965     431,931      645,178   (5,730,826)
Net income (loss) per share
   Basic ....................       $0.05       $0.08        $0.07       $(0.49)
   Diluted ..................       $0.03       $0.05        $0.06       $(0.49)

                          OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                         Year ended December 31, 1996
                               ------------------------------------------------
                                  First      Second       Third         Fourth
                                 Quarter     Quarter     Quarter        Quarter
                                 -------     -------     -------        -------
Total revenues ..............  $1,491,404  $1,779,662   $2,125,601   $3,004,551
Gross profit ................   1,145,807   1,390,186    1,636,672    2,219,722
Net income ..................      53,134     134,244       95,648      156,637
Net income per share
   Basic ....................       $0.01       $0.02        $0.02        $0.03
   Diluted ..................       $0.01       $0.02        $0.01        $0.02

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To Omtool, Ltd.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Omtool, Ltd. and subsidiaries and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in financial statement schedule index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 2, 1998

                                  OMTOOL, LTD.

                        VALUATION AND QUALIFYING ACCOUNTS

                                  Balance     Charged to                           Balance
                               at Beginning   Costs and                             at End
          Description           of Period     Expenses    Write-offs  Other (1)   of Period
          -----------           ---------     --------    ----------  ---------   ---------

Accounts receivable reserve
    December 31, 1995           $  81,370    $  280,400   $  281,770   $     --   $   80,000
    December 31, 1996              80,000       354,500       59,500         --      375,000
    December 31, 1997             375,000       481,000           --    181,000    1,037,000

      (1) Amount represents additional reserves resulting from the purchase of all of the outstanding common stock of CMA Ettworth Limited in December 1997.