Form 10-Q
period 1998-03-31
OMTOOL LTD
filed 1998-05-14
CIK 1020579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the transition period from _________ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                    ---    ---

There were 12,745,150 shares of the Company's Common Stock, par value $0.01, outstanding on May 13, 1998

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998
                                    CONTENTS

        Item Number                                                        Page
        -----------                                                        ----


        PART I: FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements
                    Consolidated Balance Sheets as of March 31, 1998
                       (Unaudited) and December 31, 1997                     3
                    Consolidated Statements of Income for the three
                       months ended March 31, 1998 and 1997 (Unaudited)      4
                    Consolidated Statements of Convertible Redeemable
                       Preferred Stock and Stockholders' Equity (Deficit)
                       for the year ended December 31, 1997 and the
                       three months ended March 31, 1998 (Unaudited)         5
                    Consolidated Statements of Cash Flows for the
                       three months ended March 31, 1998 and 1997
                       (Unaudited)                                           6
                    Notes to Consolidated Financial Statements               7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10


        PART II: OTHER INFORMATION

        Item 2.  Changes in Securities and Use of Proceeds                  17

        Item 6.  Exhibits and Reports on Form 8-K                           17

        Signatures                                                          18

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,           December 31,
                                                                                                    1998                 1997
                                                                                              ----------------     -----------------
                                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                     $  2,083,053          $  2,210,367
   Short-term investments                                                                          20,457,149            21,179,766
   Accounts receivable, less reserves of $1,220,465 and $1,037,000 in
     1998 and 1997, respectively                                                                    6,623,138             4,727,089
   Prepaid expenses and other current assets                                                        1,367,486             1,492,763
   Deferred tax asset                                                                                 380,000               380,000
                                                                                                 ------------          ------------
         Total current assets                                                                      30,910,826            29,989,985

Property and equipment, net                                                                         1,857,220             1,752,986

Other assets                                                                                          811,240               850,522
                                                                                                 ------------          ------------

         Total assets                                                                            $ 33,579,286          $ 32,593,493
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                             $     28,680          $     36,888
   Accounts payable                                                                                 1,483,138               919,276
   Accrued liabilities                                                                              2,098,133             1,808,362
   Income taxes payable                                                                               270,414               809,991
   Deferred revenue                                                                                 2,153,831             2,080,736
                                                                                                 ------------          ------------
         Total current liabilities                                                                  6,034,196             5,655,253
                                                                                                 ------------          ------------

Deferred tax liability                                                                                266,048               283,000
                                                                                                 ------------          ------------

Long-term liabilities                                                                                  63,093                10,043
                                                                                                 ------------          ------------

Stockholders' equity:
   Preferred Stock, $.01 par value -
     Authorized-- 2,000,000; issued and outstanding-- none                                                 --                    --
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued and outstanding -- 12,740,467
     in 1998; 11,846,140 in 1997;                                                                     127,404               118,461
   Additional paid-in capital                                                                      32,552,042            32,255,664
   Accumulated deficit                                                                             (5,468,759)           (5,736,632)
   Cumulative translation adjustment                                                                    5,262                 7,704
                                                                                                 ------------          ------------
         Total stockholders' equity                                                                27,215,949            26,645,197
                                                                                                 ------------          ------------

         Total liabilities and stockholders' equity                                              $ 33,579,286          $ 32,593,493
                                                                                                 ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three months ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         1998                  1997
                                                                         ----                  ----
Revenues:
   Software license                                                  $  4,828,312          $  2,536,303
   Hardware                                                             1,770,360               708,591
   Service and other                                                    1,413,259               455,743
                                                                     ------------          ------------
         Total revenues                                                 8,011,931             3,700,637
                                                                     ------------          ------------

Cost of revenues:
   Software license                                                       367,994                86,067
   Hardware                                                             1,045,131               493,927
   Service and other                                                      818,269               228,503
                                                                     ------------          ------------
         Total cost of revenues                                         2,231,394               808,497
                                                                     ------------          ------------
         Gross profit                                                   5,780,537             2,892,140
                                                                     ------------          ------------

Operating expenses:
   Sales and marketing                                                  2,546,356             1,296,483
   Research and development                                             1,222,486               763,786
   General and administrative                                             835,958               390,591
   Acquisition costs                                                      182,654                    --
                                                                     ------------          ------------
         Total operating expenses                                       4,787,454             2,450,860
                                                                     ------------          ------------
         Income from operations                                           993,083               441,280

Interest income                                                           190,062                18,663
Interest expense                                                           (1,443)              (17,978)
                                                                     ------------          ------------
         Income before provision for income taxes                       1,181,702               441,965

Provision for income taxes                                                298,029               170,000
                                                                     ------------          ------------
         Net income                                                  $    883,673          $    271,965
                                                                     ============          ============


Net income per share
         Basic                                                       $       0.07          $       0.05
                                                                     ============          ============
         Diluted                                                     $       0.07          $       0.03
                                                                     ============          ============

Weighted average number of common shares outstanding
         Basic                                                         12,585,554             5,369,110
                                                                     ============          ============
         Diluted                                                       13,586,724             9,255,507
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

                                  OMTOOL, LTD.
      CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Stockholders' Equity (Deficit)
                                                                        -----------------------------------------------------
                                                Series B Convertible             Series A
                                                     Redeemable                Convertible
                                                   Preferred Stock           Preferred Stock,           Common Stock,
                                                  $0.01 Par Value            $0.01 Par Value           $0.01 Par Value
                                             Number of                   Number of                  Number of
                                               Shares        Amount        Shares       Amount        Shares       Amount
                                               ------        ------        ------       ------        ------       ------

BALANCE, DECEMBER 31, 1996                  1,356,116    $  5,166,667      162,500    $   1,625     5,315,008    $  53,150
   Exercise of stock options                       --              --           --           --       130,263        1,302
   Accrued dividends on Series B
     Convertible Redeemable
     Preferred Stock                               --         233,333           --           --            --           --
   Conversion of Series A and B
     Preferred Stock                       (1,356,116)     (5,400,000)    (162,500)      (1,625)    3,037,232       30,373
   Issuance of common stock in initial
     public offering net of issuance
     costs                                         --              --           --           --     3,000,000       30,000
   Issuance of common stock for
     acquisition                                   --              --           --           --       363,637        3,636
   Tax benefit from stock options                  --              --           --           --            --           --
   Change in cumulative translation
     adjustment                                    --              --           --           --            --           --
   Net loss                                        --              --           --           --            --           --
                                           ----------    ------------     --------    ---------    ----------    ---------
BALANCE, DECEMBER 31, 1997                         --              --           --           --    11,846,140      118,461
   Exercise of stock options (Unaudited)           --              --           --           --       215,057        2,151
   Issuance of common stock for
     acquisitions (Unaudited)                      --              --           --           --       679,270        6,792
   Change in cumulative translation
     adjustment (Unaudited)                        --              --           --           --            --           --
   Net income (Unaudited)                          --              --           --           --            --           --
                                           ----------    ------------     --------    ---------    ----------    ---------
BALANCE, MARCH 31, 1998 (Unaudited)                --    $         --           --    $      --    12,740,467    $ 127,404
                                           ==========    ============     ========    =========    ==========    =========

                                                        Stockholders' Equity (Deficit)
                                          -------------------------------------------------------------
                                                                                           Total
                                            Additional                     Cumulative   Stockholders'
                                              Paid-in      Accumulated    Translation      Equity
                                              Capital        Deficit       Adjustment     (Deficit)
                                              -------        -------       ----------     ---------

BALANCE, DECEMBER 31, 1996                 $         --   $ (1,521,547)    $     --    $ (1,466,772)
   Exercise of stock options                     53,024             --           --          54,326
   Accrued dividends on Series B
     Convertible Redeemable
     Preferred Stock                                 --       (233,333)          --        (233,333)
   Conversion of Series A and B
     Preferred Stock                          4,971,252        400,000           --       5,400,000
   Issuance of common stock in initial
     public offering net of issuance
     costs                                   23,963,981             --           --      23,993,981
   Issuance of common stock for
     acquisition                              3,032,733             --           --       3,036,369
   Tax benefit from stock options               234,674             --           --         234,674
   Change in cumulative translation
     adjustment                                      --             --        7,704           7,704
   Net loss                                          --     (4,381,752)          --      (4,381,752)
                                           ------------   ------------     --------    ------------
BALANCE, DECEMBER 31, 1997                   32,255,664     (5,736,632)       7,704      26,645,197
   Exercise of stock options
     (Unaudited)                                100,920             --           --         103,071
   Issuance of common stock for
     acquisitions (Unaudited)                   195,458       (615,800)          --        (413,550)
   Change in cumulative translation
     adjustment (Unaudited)                          --             --       (2,442)         (2,442)
   Net income (Unaudited)                            --        883,673           --         883,673
                                           ------------   ------------     --------    ------------
BALANCE, MARCH 31, 1998 (Unaudited)        $ 32,552,042   $ (5,468,759)    $  5,262    $ 27,215,949
                                           ============   ============     ========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                           1998                   1997
                                                                                           ----                   ----
Cash Flows from Operating Activities:
   Net income                                                                         $    883,673          $    271,965
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                                         180,550                71,392
     Deferred income taxes                                                                 (16,952)
     Changes in assets and liabilities-
       Accounts receivable                                                              (1,679,143)             (307,533)
       Prepaid expenses and other current assets                                           178,570               (57,465)
       Accounts payable                                                                    454,891                (8,785)
       Accrued liabilities                                                                  35,306               428,842
       Income taxes payable                                                               (542,914)             (154,257)
       Deferred revenue                                                                    (93,487)              (70,828)
       Long-term liabilities                                                               (17,862)                  111
                                                                                      ------------          ------------

              Net cash provided by (used in) operating activities                         (617,368)              173,442
                                                                                      ------------          ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                    (200,721)             (377,165)
   Purchases of short-term investments                                                  (4,760,142)             (673,088)
   Proceeds from sale of short-term investments                                          5,515,000                    --
   Increase in other assets                                                                 (3,375)                   --
   Cash acquired in connection with acquisitions of DPSI and TRS                         111,071                    --
                                                                                      ------------          ------------

              Net cash provided by (used in) investing activities                          661,833            (1,050,253)
                                                                                      ------------          ------------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                             (270,253)              (27,666)
   Exercise of stock options                                                               103,071                13,833
                                                                                      ------------          ------------

              Net cash used in  financing activities                                      (167,182)              (13,833)
                                                                                      ------------          ------------

Foreign exchange effect on cash                                                             (4,597)                   --

Net decrease in cash and cash equivalents                                                 (127,314)             (890,644)

Cash and cash equivalents, beginning of period                                           2,210,367             2,042,100
                                                                                      ------------          ------------

Cash and cash equivalents, end of period                                              $  2,083,053          $  1,151,456
                                                                                      ============          ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                                         $      1,443          $     17,978
                                                                                      ============          ============
     Income taxes                                                                     $    837,606          $    324,324
                                                                                      ============          ============

Supplemental Disclosure of Noncash Investing and Financing Transactions:
   Accrued dividends on Series B Convertible Redeemable Preferred Stock               $         --          $    100,000
                                                                                      ============          ============

In connection with the acquisition of DPSI and TRS the
   following non-cash transactions occurred:
     Fair value of net assets acquired                                                $    524,621          $         --
     Issuance of common stock                                                             (413,550)                   --
                                                                                      ------------          ------------
Cash acquired in connection with acquisitions of DPSI and TRS                       $    111,071          $         --
                                                                                      ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)   Summary of Significant Accounting Policies

      (a)   Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in money market funds. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Investments in Certain Debt and Equity Securities, the Company's cash equivalents are classified as held-to-maturity securities.

      (b)   Short-Term Investments

      As of March 31, 1998 and December 31, 1997, the Company had $20,457,149 and $21,179,766, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at March 31, 1998 and December 31, 1997.

      (c)   Foreign Currency Translation


      The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and revenues and expenses are translated at the average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

      (d)   Net Income per Common and Common Equivalent Share

      Effective December 15, 1997, SFAS No. 128, Earnings Per Share, established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering. The dilutive effect of potential common shares in 1997, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury stock method and the if-converted method, respectively, in accordance with SFAS 128. Calculations of basic and diluted net income per common share and potential common share are as follows:

                                                                      Three months ended
                                                                           March 31,
                                                              --------------------------------
                                                                   1998               1997
                                                               ------------       ------------
      Net income                                                $   883,673        $   271,965
                                                                ===========        ===========

      Weighted average number of common shares outstanding       12,585,554          5,369,110
      Potential common shares pursuant to stock
         options                                                  1,001,170            849,165
      Potential common shares pursuant to conversion
         of redeemable convertible preferred stock                       --          3,037,232
                                                                -----------        -----------
      Diluted weighted average shares                            13,586,724          9,255,507
                                                                ===========        ===========

      Basic net income per share                                $      0.07        $      0.05
      Diluted net income per common and potential
         common share                                           $      0.07        $      0.03

      The calculation above excludes the potential common shares related to 27,000 outstanding stock options which have an anti-dilutive effect for the three months ended March 31, 1998.

(3)   Comprehensive Income

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                         Three months ended
                                                                              March 31,
                                                                    -----------------------------
                                                                        1998            1997
                                                                    -------------- --------------
                                                                             (Unaudited)
      Net income                                                      $  883,673     $  271,965
      Foreign currency translation adjustments, net of taxes              (1,499)            --
                                                                      ----------     ----------
      Comprehensive income                                            $  882,174     $  271,965
                                                                      ==========     ==========

(4)   Acquisitions

      On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. ("DPSI") in exchange for 294,840 shares of Omtool common stock. DPSI develops, markets and supports wireless messaging software.

      On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. ("TRS") in exchange for 384,430 shares of Omtool common stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms.

      These transactions were accounted for as pooling of interests. None of the periods preceding December 31, 1997 were restated, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of DPSI and TRS were not deemed to be material to the consolidated financial statements of the Company. The Company recorded the costs incurred in connection with these transactions as "Acquisition Costs" which are included in the accompanying consolidated statements of income.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 31, 1998.

Overview

      Omtool designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company's revenues are primarily derived from licensing the rights to use its Fax Sr. NT software product directly to end users and indirectly through resellers. The Company also derives revenues from the resale of third-party hardware products, principally intelligent fax boards and fax modems, and from the delivery of related services, consisting primarily of customer support contracts. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable, for the last thirteen quarters, excluding a one-time charge for purchased, in-process research and development in the fourth quarter of 1997.

      The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 22% and 10% of the Company's total revenues in the three months ended March 31, 1998 and 1997, respectively.

      The Company sells its products through its direct telesales force and also sells its products through value added resellers, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 27% and 32% of the Company's total revenues in the three months ended March 31, 1998 and 1997, respectively.

      The Company has expanded its business through three acquisitions. In December 1997, the Company acquired CMA Ettworth Limited, based in London, England, a provider of fax solutions for the IBM AS/400 market. The acquisition was accounted for as a purchase and resulted in a one-time charge for purchased, in-process research and development of approximately $6.7 million in the fourth quarter of 1997. In February 1998, the Company acquired Desktop Paging Software, Inc., a New Hampshire based provider of wireless messaging software, and TRS Technologies, Inc., a Portland, Oregon based provider of LAN fax and cost recovery systems for law firms. These acquisitions were accounted for under the pooling of interest method of accounting.

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                              Three months
                                                             ended March 31,
                                                         -----------------------
                                                            1998         1997
                                                            -----        -----
Revenues:
   Software license                                          60.3%        68.5%
   Hardware                                                  22.1         19.2
   Service and other                                         17.6         12.3
                                                            -----        -----
      Total revenues                                        100.0        100.0
                                                            -----        -----
Cost of revenues:
   Software license                                           4.6          2.3
   Hardware                                                  13.0         13.4
   Service and other                                         10.3          6.2
                                                            -----        -----
      Total cost of revenues                                 27.9         21.9
                                                            -----        -----
Gross profit                                                 72.1         78.1
                                                            -----        -----
Operating expenses:
   Sales and marketing                                       31.8         35.0
   Research and development                                  15.3         20.6
   General and administrative                                10.4         10.6
   Acquisition costs                                          2.3           --
                                                            -----        -----
      Total operating expenses                               59.8         66.2
                                                            -----        -----
Income from operations                                       12.3         11.9
Interest income, net                                          2.4            0
                                                            -----        -----
Income before provision for
   income taxes                                              14.7         11.9
Provision for income taxes                                    3.7          4.6
                                                            -----        -----
Net income                                                   11.0%         7.3%
                                                            =====        =====

Gross profit:
   Software license                                          92.4%        96.6%
   Hardware                                                  41.0         30.3
   Service and other                                         42.1         49.8

Three Months Ended March 31, 1998 and 1997

Revenues

      Total Revenues. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $8.0 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 117%.

      Software License. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $4.8 million for the three months ended March 31, 1998 and $2.5 million for the three months ended March 31, 1997, or 60% and 69% of total revenues for each respective period, representing an increase of 90%. The increase in dollar amount was primarily due to increased market acceptance of the Company's products for various operating systems.

      Hardware. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.8 million for the three months ended March 31, 1998 and $709,000 for the three months ended March 31, 1997, or 22% and 19% of total revenues for each respective period, representing an increase of 150%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

      Service and Other. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.4 million for the three months ended March 31, 1998 and $456,000 for the three months ended March 31, 1997, or 18% and 12% of total revenues for each respective period, representing an increase of 210%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

      Software License. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $368,000 and $86,000 for the three months ended March 31, 1998 and 1997, respectively, representing 8% and 3% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the three months ended March 31, 1998 compared to the same period in 1997. Software license gross margin percentages decreased to 92% for the three months ended March 31, 1998 from 97% for the same period in 1997 due to increased license fees and royalties paid to third-party software providers.

      Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.0 million and $494,000 for the three months ended March 31, 1998 and 1997, respectively, representing 59% and 70% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended March 31, 1998 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 41% for the three months ended March 31, 1998 from 30% in the same period in 1997 due to the change in hardware sales mix and better pricing from third-party hardware vendors.

      Service and Other. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $818,000 and $229,000 for the three months ended March 31, 1998 and 1997, respectively, representing 58% and 50% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 42% from 50% for the three months ended March 31, 1998 and 1997, respectively, due to the Company's investments in its infrastructure in anticipation of future expansion of operations.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $2.5 million and $1.3 million for the three months ended March 31, 1998 and 1997, respectively, or 32% and 35% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and increased marketing program activities. The Company expects sales and marketing expenses will continue to increase in absolute terms.

      Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.2 million and $764,000 for the three months ended March 31, 1998 and 1997, respectively, or 15% and 21% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance. Research and development expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects research and development expenses will continue to increase in absolute terms.

      General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $836,000 and $391,000 for the three months ended March 31, 1998 and 1997, respectively, or 10% and 11% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses incurred as a result of recent acquisitions. General and administrative expenses as a percentage of total revenues remained relatively consistent. The Company expects general and administrative expenses will continue to increase in absolute terms.

      Acquisition Costs. In connection with the acquisition of Desktop Paging Software, Inc. and TRS Technologies, Inc., the Company expensed $183,000 of accounting, legal, and other associated costs. See Note 4 of Notes to Consolidated Financial Statements.

      Interest Income, Net. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $189,000 in the three months ended March 31, 1998, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

      Provision for Income Taxes. Provision for income taxes was $298,000 and $170,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of approximately 25% and 38% in the three months ended March 31, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1998 is lower than 1997 due primarily to additional tax-exempt interest earned and the change in federal tax laws extending the research and development credit through June 30, 1998.

Liquidity and Capital Resources

      The Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At March 31, 1998 the Company had cash and cash equivalents of $2.1 million, short-term investments of $20.5 million, and working capital of $24.9 million. In August 1996, the Company entered into a loan and security agreement with a bank which was comprised of a term loan and a line of credit. The Company borrowed $250,000 under the term loan, which bore interest at the bank's prime rate plus 0.5% and was payable in monthly installments through December 31, 1999. In August 1997, the Company extinguished the term loan with a portion of the proceeds from the IPO. The line of credit expired in August 1997 at which time there were no additional amounts outstanding.

      The Company's operating activities used cash of $617,000 in the three months ended March 31, 1998 and provided cash of $173,000 in the three months ended March 31, 1997. Net cash used during the three months ended March 31, 1998 consisted primarily of an increase in accounts receivable and a decrease in income taxes payable offset by increased accounts payable and net income from operations. Net cash provided during the three months ended March 31, 1997 consisted primarily of net income from operations and an increase in accrued liabilities offset by an increase in accounts receivable and a decrease in income taxes payable.

      Investing activities provided cash of $662,000 and used cash of $1.1 million during the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by the proceeds from the sale of short-term investments. During the three months ended March 31, 1997, the principal uses were purchases of property and equipment and purchases of short-term investments. The Company expects that the rate of purchases of property and equipment will increase as the Company expands its operations.

      Financing activities used cash of $167,000 for the three months ended March 31, 1998 due primarily to the payment of long-term debt. Financing activities used cash of $14,000 for the three months ended March 31, 1997.

      As of March 31,1998 the Company did not have any material commitments for capital expenditures.

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

Certain Factors That May Affect Future Results

      Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

      The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Any shortfall in revenue or earnings from levels anticipated by securities analysts could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

      In addition, the Company identifies the following risk factors which could affect the Company's actual results and could cause actual results to differ materially from forward-looking statements. The Company's future results remain difficult to predict and may be affected by a number of factors, including: the Company's dependence on the continued acceptance and growth of the Windows NT environment and of the client/server environment; the ability of the Company to manage growth; the ability of the Company to enhance existing products and introduce new products in a timely manner and market acceptance of these products; the expansion of indirect sales channels and the potential for channel conflict; risks associated with acquisitions; risks associated with international expansion; risks associated with the development and maintenance of strategic relationships; the Company's dependence on revenues from resale of third-party hardware products; the risks associated with new product offerings and the potential for undetected errors; the Company's dependence on proprietary technology and the risk of third-party claims for infringement of intellectual property rights; and the Company's dependence on third-party licensed technology; and the Company's dependence on key personnel.

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

            (c)   Changes in Securities

            On February 19, 1998, the Company issued 294,840 shares of its common stock, par value $.01 per share (the "Common Stock"), to the stockholders of Desktop Paging Software, Inc. ("DPSI") in connection with the acquisition of the outstanding common stock of DPSI. No underwriters were involved in the foregoing sale which was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof, or the rules and regulations thereunder, relative to sales by an issuer not involving any public offering.

            In addition, on February 27, 1998, the Company issued 384,430 shares of its Common Stock to the stockholders of TRS Technologies, Inc. ("TRS") in connection with the acquisition of the outstanding common stock of TRS. No underwriters were involved in the foregoing sale which was made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof, or the rules and regulations thereunder, relative to sales by an issuer not involving any public offering.

            (d)   Use of Proceeds

            On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-29397) became effective. From August 7, 1997 through March 31, 1998, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the initial public offering (the "IPO") were approximately $3,006,000, including $1,890,000 in underwriting discounts and commissions and $1,116,000 in other expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses were approximately $23,994,000. From August 7, 1997 through March 31, 1998, the Company has applied approximately all of the net proceeds from the IPO as follows: $477,000 to the repayment of indebtedness; $468,000 to the purchase of plant, equipment and real estate; $4,000,000 in partial payment of the acquisition price of CMA Ettworth Limited ("CMA"); $620,000 for acquisition and other expenses relating to CMA, DPSI and TRS; and the remaining $18,429,000 for working capital.

            None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Number       Exhibit Description
            ------       -------------------

            27           Financial Data Schedule

            (b)   Reports on Form 8-K.

            Amendment No. 1 to Current Report on Form 8-K/A dated December 5, 1997, as amended on February 3, 1998, amending and restating Item 7 to reflect the date before which the financial statements relating to the business acquired by the Company from CMA would be filed.

            Amendment No. 2 to Current Report on Form 8-K/A dated December 5, 1997, as amended on February 18, 1998, amending and restating Item 7 to report the financial statements of CMA and the pro forma combined financial statements of the Company giving effect to the acquisition of all the outstanding share capital of CMA.

            Current Report on Form 8-K dated February 19, 1998 reporting, under
            Item 5, the Company's acquisition of all of the outstanding capital stock of DPSI and the Company's acquisition of all the outstanding capital stock of TRS.

                                  OMTOOL, LTD.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OMTOOL, LTD.


May 14, 1998                 By: /s/ Darioush Mardan
                                ----------------------------------------------
                                Darioush Mardan
                                Vice President, Finance,
                                Chief Financial Officer, Secretary and Treasurer