Form 10-Q
period 1998-06-30
OMTOOL LTD
filed 1998-08-13
CIK 1020579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  Yes X No ___

There were 12,962,672 shares of the Company's Common Stock, par value $0.01, outstanding on August 12, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998
                                    CONTENTS

           Item Number                                                                            Page
           -----------                                                                           -------
PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
          Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
             December 31, 1997                                                                      3
          Consolidated Statements of Income for the three months and six months
             ended June 30, 1998 and 1997 (Unaudited)                                               4
          Consolidated Statements of Stockholders' Equity for the six months ended
             June 30, 1998 (Unaudited)                                                              5
          Consolidated Statements of Cash Flows for the six months ended June 30,
             1998 and 1997 (Unaudited)                                                              6
          Notes to Consolidated Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                             10

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                         18

Item 5.  Other Information                                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                          18

Signatures                                                                                         19

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              June 30,             December 31,
                                                                                1998                   1997
                                                                          ---------------        ---------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   2,515,216          $   2,210,367
   Short-term investments                                                      19,108,921             21,179,766
   Accounts receivable, less reserves of $1,185,000 and
     $1,037,000 in 1998 and 1997, respectively                                  6,543,044              4,727,089
   Prepaid expenses and other current assets                                    1,819,657              1,492,763
   Deferred tax asset                                                             380,000                380,000
                                                                          ---------------        ---------------
         Total current assets                                                  30,366,838             29,989,985

Property and equipment, net                                                     1,944,221              1,752,986

Other assets                                                                    2,078,252                850,522
                                                                          ---------------        ---------------
         Total assets                                                        $ 34,389,311           $ 32,593,493
                                                                          ---------------        ---------------
                                                                          ---------------        ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $      20,134          $      36,888
   Accounts payable                                                             1,389,617                919,276
   Accrued liabilities                                                          1,955,731              1,808,362
   Income taxes payable                                                           145,336                809,991
   Deferred revenue                                                             3,157,558              2,080,736
                                                                          ---------------        ---------------
         Total current liabilities                                              6,668,376              5,655,253
                                                                          ---------------        ---------------
Deferred tax liability                                                            253,334                283,000
                                                                          ---------------        ---------------
Long-term liabilities                                                              52,093                 10,043
                                                                          ---------------        ---------------

Stockholders' equity:
   Preferred Stock, $.01 par value -
     Authorized-- 2,000,000; issued and outstanding-- none                              -                      -
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued and outstanding -- 12,760,961
     in 1998; 11,846,140 in 1997                                                  127,609                118,461
   Additional paid-in capital                                                  32,581,521             32,255,664
   Accumulated deficit                                                         (5,306,640)            (5,736,632)
   Cumulative translation adjustment                                               13,018                  7,704
                                                                          ---------------        ---------------
         Total stockholders' equity                                            27,415,508             26,645,197
                                                                          ---------------        ---------------

         Total liabilities and stockholders' equity                          $ 34,389,311           $ 32,593,493
                                                                          ---------------        ---------------
                                                                          ---------------        ---------------

                     The accompanying notes are an integral part of these
                            consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                             Three months ended                      Six months ended
                                                                     June 30,                               June 30,
                                                      ----------------------------------    ---------------------------------
                                                            1998             1997                 1998              1997
                                                            ----             ----                 ----              ----
Revenues:
   Software license                                   $     4,478,322   $     2,949,945     $     9,306,634   $     5,486,248
   Hardware                                                 1,724,516         1,039,847           3,494,876         1,748,438
   Service and other                                        1,472,380           588,067           2,885,639         1,043,810
                                                      ---------------   ---------------     ---------------   ---------------
         Total revenues                                     7,675,218         4,577,859          15,687,149         8,278,496
                                                      ---------------   ---------------     ---------------   ---------------
Cost of revenues:
   Software license                                           397,583           132,023             765,577           218,090
   Hardware                                                   956,246           714,509           2,001,377         1,208,436
   Service and other                                          676,137           272,757           1,494,406           501,260
                                                      ---------------   ---------------     ---------------   ---------------
         Total cost of revenues                             2,029,966         1,119,289           4,261,360         1,927,786
                                                      ---------------   ---------------     ---------------   ---------------
         Gross profit                                       5,645,252         3,458,570          11,425,789         6,350,710
                                                      ---------------   ---------------     ---------------   ---------------
Operating expenses:
   Sales and marketing                                      3,349,841         1,641,735           5,896,197         2,938,218
   Research and development                                 1,293,593           789,916           2,516,079         1,553,702
   General and administrative                                 917,769           387,864           1,753,727           778,455
   Acquisition costs                                                -               -               182,654                -
                                                      ---------------   -------------       --------------    --------------
         Total operating expenses                           5,561,203         2,819,515          10,348,657         5,270,375
                                                      ---------------   ---------------     ---------------   ---------------
         Income from operations                                84,049           639,055           1,077,132         1,080,335

Interest income                                               183,337            28,820             373,399            47,483
Interest expense                                               (1,068)             (944)             (2,511)          (18,922)
                                                      ---------------   ---------------     ----------------  ---------------
         Income before provision for income taxes             266,318           666,931           1,448,020         1,108,896

Provision for income taxes                                    104,199           235,000             402,228           405,000
                                                      ---------------   ---------------     ---------------   ---------------
         Net income                                   $       162,119   $       431,931     $     1,045,792   $       703,896
                                                      ---------------   ---------------     ----------------  ---------------
                                                      ---------------   ---------------     ----------------  ---------------
Net income per share
         Basic                                        $         0.01    $         0.08      $         0.08    $         0.13
                                                      ---------------   ---------------     ----------------  ---------------
                                                      ---------------   ---------------     ----------------  ---------------
         Diluted                                      $         0.01    $         0.05      $         0.08    $         0.08
                                                      ---------------   ---------------     ----------------  ---------------
                                                      ---------------   ---------------     ----------------  ---------------

Weighted average number of common shares
  outstanding
         Basic                                             12,750,102         5,376,602          12,667,828         5,372,856
                                                      ---------------   ---------------     ----------------  ---------------
                                                      ---------------   ---------------     ----------------  ---------------
         Diluted                                           13,564,257         9,261,447          13,575,491         9,258,477
                                                      ---------------   ---------------     ----------------  ---------------
                                                      ---------------   ---------------     ----------------  ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                                  OMTOOL, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)






                                        Common Stock,
                                       $0.01 Par Value
                                       ---------------             Additional                       Cumulative           Total
                                    Number of                       Paid-in        Accumulated      Translation      Stockholders'
                                      Shares       Amount           Capital          Deficit         Adjustment          Equity
                                      ------       ------          ----------      ------------     -----------      -------------


BALANCE, DECEMBER 31, 1997        11,846,140      $  118,461      $ 32,255,664     $ (5,736,632)     $  7,704      $  26,645,197

   Exercise of stock options         235,551           2,356           130,399                -             -            132,755
   Issuance of common stock
    for acquisitions                 679,270           6,792           195,458         (615,800)            -           (413,550)
   Change in cumulative
    translation adjustment                 -               -                 -                -         5,314              5,314
   Net income                              -               -                 -        1,045,792             -          1,045,792
                                  ----------      ----------      ------------     ------------      --------      -------------
BALANCE, JUNE  30, 1998           12,760,961      $  127,609      $ 32,581,521     $ (5,306,640)     $ 13,018      $  27,415,508
                                  ----------      ----------      ------------     ------------      --------      -------------
                                  ----------      ----------      ------------     ------------      --------      -------------






            The accompanying notes are an integral part of these
                      consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                   1998            1997
                                                                                   ----            ----
Cash Flows from Operating Activities:
   Net income                                                                   $1,045,792      $    703,896
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                                 957,447           177,396
     Deferred income taxes                                                         (29,666)                -
     Changes in assets and liabilities, net of acquisitions-
       Accounts receivable                                                      (1,599,244)       (1,725,737)
       Prepaid expenses and other current assets                                  (273,651)          (48,788)
       Accounts payable                                                            361,418            25,763
       Accrued liabilities                                                        (106,990)          478,941
       Income taxes payable                                                       (667,983)           80,743
       Deferred revenue                                                            910,359           128,342
       Long-term liabilities                                                       (28,861)         (171,002)
                                                                              ------------    ---------------
              Net cash provided by (used in) operating activities                  568,621          (350,446)
                                                                              ------------    ---------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                            (989,048)         (555,173)
   Purchases of short-term investments                                         (10,931,914)       (1,234,843)
   Proceeds from sale of short-term investments                                 13,035,000           957,400
   Increase in other assets                                                     (1,346,030)          (14,825)
   Cash acquired in connection with acquisitions of DPSI and TRS                   111,071                 -
                                                                              ------------    --------------
              Net cash used in investing activities                               (120,921)         (847,441)
                                                                              -------------   ---------------
Cash Flows from Financing Activities:
   Payments on long-term debt                                                     (278,799)          (53,609)
   Exercise of stock options                                                       132,755            19,000
                                                                              ------------    --------------
              Net cash used in  financing activities                              (146,044)          (34,609)
                                                                              -------------   ---------------
Foreign exchange effect on cash                                                      3,193                 -
                                                                              ------------    --------------
Net increase (decrease) in cash and cash equivalents                               304,849        (1,232,496)
Cash and cash equivalents, beginning of period                                   2,210,367         2,042,100
                                                                              ------------    --------------
Cash and cash equivalents, end of period                                        $2,515,216      $    809,604
                                                                              ------------    ---------------
                                                                              ------------    ---------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                                   $    2,511      $     18,922
                                                                              ------------    ---------------
                                                                              ------------    ---------------
     Income taxes                                                               $1,066,883      $    324,324
                                                                              ------------    ---------------
                                                                              ------------    ---------------

Supplemental Disclosure of Noncash Investing and Financing Transactions:
   Accrued dividends on Series B Convertible Redeemable Preferred Stock         $        -      $    200,000
                                                                              ------------    ---------------
                                                                              ------------    ---------------

In connection with the acquisition of DPSI and TRS, the following non-cash transactions occurred:
     Fair value of net assets acquired                                          $  524,621      $          -
     Issuance of common stock                                                     (413,550)                -
                                                                              -------------   ---------------
Cash acquired in connection with acquisitions of DPSI and TRS                   $  111,071      $          -
                                                                              ------------    ---------------
                                                                              ------------    ---------------

                 The accompanying notes are an integral part of these
                         consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (b)  Short-Term Investments

      As of June 30, 1998 and December 31, 1997, the Company had $19,108,921 and $21,179,766, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at June 30, 1998 and December 31, 1997.

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

     (d)  Net Income per Common and Common Equivalent Share

      Effective December 15, 1997, SFAS No. 128, Earnings Per Share, established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin
(SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options is determined using the treasury stock method, in accordance with SFAS No. 128. The dilutive effect of potential common shares in 1997, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury stock method and the if-converted method, respectively, in accordance with SFAS No. 128. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                        Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                  -------------------------------   -------------------------------
                                                        1998            1997              1998            1997
                                                    -----------      ----------       -----------      ----------
Net income                                          $   162,119      $  431,931       $ 1,045,792      $  703,896
                                                    -----------      ----------       -----------      ----------
Weighted average number of common shares
 outstanding                                         12,750,102       5,376,602        12,667,828       5,372,856
Potential common shares pursuant to stock options       814,155         847,613           907,663         848,389
Potential common shares pursuant to conversion of
 redeemable convertible preferred stock                      --       3,037,232                --       3,037,232
                                                    -----------      ----------       -----------      ----------
Diluted weighted average shares                      13,564,257       9,261,447        13,575,491       9,258,477
                                                    -----------      ----------       -----------      ----------
                                                    -----------      ----------       -----------      ----------


      The calculation above excludes the potential common shares related to 557,500 and 531,500 outstanding stock options which have an anti-dilutive effect for the three months and six months ended June 30, 1998, respectively.

(3)    Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                          -------------------------------   -------------------------------
                                                                 1998            1997              1998            1997
                                                            ------------     -----------      ------------     -----------
Net income                                                   $   162,119      $  431,931       $ 1,045,792      $  703,896
Foreign currency translation adjustments, net of taxes             4,762              --             3,263              --
                                                             -----------      ----------       -----------      ----------
Comprehensive income                                         $   166,881      $  431,931       $ 1,049,055      $  703,896
                                                             -----------      ----------       -----------      ----------
                                                             -----------      ----------       -----------      ----------



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

      These transactions were accounted for under the pooling of interests method of accounting. None of the periods preceding December 31, 1997 were restated, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of DPSI and TRS were not deemed to be material to the consolidated financial statements of the

Company. The Company recorded the costs incurred in connection with these transactions as "Acquisition Costs" which are included in the accompanying consolidated statements of income.

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

Overview

     Omtool designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company's revenues are primarily derived from licensing the rights to use its Fax Sr. NT software product directly to end users and indirectly through resellers. The Company also derives revenues from the resale of third-party hardware products, principally intelligent fax boards and fax modems, and from the delivery of related services, consisting primarily of customer support contracts. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable, for the last fourteen quarters, excluding a one-time charge for purchased, in-process research and development in the fourth quarter of 1997.

     The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 11% and 8% of the Company's total revenues in the six months ended June 30, 1998 and 1997, respectively.

     The Company sells its products through its direct telesales force and also sells its products through value added resellers, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 27% and 35% of the Company's total revenues in the six months ended June 30, 1998 and 1997, respectively.

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

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                             Three months ended     Six months ended
                                                   June 30,           June 30,
                                            --------------------  --------------------
                                                1998      1997      1998      1997
                                                ----      ----      ----      ----
Revenues:
   Software license                             58.3 %    64.4 %    59.3 %    66.3 %
   Hardware                                     22.5      22.7      22.3      21.1
   Service and other                            19.2      12.9      18.4      12.6
                                               -----     -----     -----     -----
      Total revenues                           100.0     100.0     100.0     100.0
                                               -----     -----     -----     -----
Cost of revenues:
   Software license                              5.2       2.9       4.9       2.6
   Hardware                                     12.4      15.6      12.8      14.6
   Service and other                             8.8       5.9       9.5       6.1
                                               -----     -----     -----     -----
      Total cost of revenues                    26.4      24.4      27.2      23.3
                                               -----     -----     -----     -----
Gross profit                                    73.6      75.6      72.8      76.7
                                               -----     -----     -----     -----
Operating expenses:
   Sales and marketing                          43.6      35.9      37.6      35.5
   Research and development                     16.9      17.2      16.0      18.8
   General and administrative                   12.0       8.5      11.2       9.4
   Acquisition costs                              --        --       1.2        --
                                               -----     -----     -----     -----
      Total operating expenses                  72.5      61.6      66.0      63.7
                                               -----     -----     -----     -----
Income from operations                           1.1      14.0       6.8      13.0
Interest income, net                             2.4       0.6       2.4        .4
                                               -----     -----     -----     -----
Income before provision for
   income taxes                                  3.5      14.6       9.2      13.4
Provision for income taxes                       1.4       5.2       2.6       4.9
                                               -----     -----     -----     -----
Net income                                       2.1 %     9.4 %     6.6 %     8.5 %
                                               -----     -----     -----     -----
                                               -----     -----     -----     -----

Gross profit:
   Software license                             91.1 %    95.5 %    91.8 %    96.0 %
   Hardware                                     44.5      31.3      42.7      30.9
   Service and other                            54.1      53.6      48.2      52.0


Three Months Ended June 30, 1998 and 1997

Revenues

     Total Revenues. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $7.7 million and $4.6 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 68%.

     Software License. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $4.5 million for the three months ended June 30, 1998 and $2.9 million for the three months ended June 30, 1997, or 58% and 64% of total revenues for each respective period, representing an increase of 52%. The increase in dollar amount was primarily due to increased market acceptance of the Company's facsimile software products for various operating systems. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the increase in service and other revenue due to the Company's larger installed customer base as well as the conversion of fewer forecasted license orders than anticipated during the second quarter of 1998.

     Hardware. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.7 million for the three months ended June 30, 1998 and $1.0 million for the three months ended June 30, 1997, or 23% of total revenues for each respective period, representing an increase of 66%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

     Service and Other. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.5 million for the three months ended June 30, 1998 and $588,000 for the three months ended June 30, 1997, or 19% and 13% of total revenues for each respective period, representing an increase of 150%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

     Software License. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $398,000 and $132,000 for the three months ended June 30, 1998 and 1997, respectively, representing 9% and 5% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the three months ended June 30, 1998 compared to the same period in 1997. Software license gross margin percentages decreased to 91% for the three months ended June 30, 1998 from 96% for the same period in 1997 due to increased license fees and royalties paid to third-party software providers.

     Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $956,000 and $715,000 for the three months ended June 30, 1998 and 1997, respectively, representing 55% and 69% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended June 30, 1998 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 45% for the three months ended June 30, 1998 from 31% in the same period in 1997 due to the change in hardware sales mix and better pricing due to volume discounts provided by third-party hardware vendors.

     Service and Other. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $676,000 and $273,000 for the three months ended June 30, 1998 and 1997, respectively, representing 46% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues remained unchanged at 54% for each of the three month periods ended June 30, 1998 and 1997.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $3.3 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively, or 44% and 36% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and planned increases in marketing program activities. The Company expects sales and marketing expenses will continue to increase in absolute terms as the Company continues to expand its direct telesales and indirect sales and marketing capacities both domestically and internationally.

     Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.3 million and $790,000 for the three months ended June 30, 1998 and 1997, respectively, or 17% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff to develop and enhance the Company's products and provide quality assurance. The Company expects research and development expenses will continue to increase in absolute terms.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $918,000 and $388,000 for the three months ended June 30, 1998 and 1997, respectively, or 12% and 9% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses incurred as a result of recent acquisitions and operating multiple locations worldwide. General and administrative expenses as a percentage of total revenues increased due to the addition of personnel required to adequately support the expansion of the Company's operations. The Company expects general and administrative expenses will continue to increase in absolute terms.

     Interest Income, Net. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $182,000 in the three months ended June 30, 1998, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

     Provision for Income Taxes. Provision for income taxes was approximately $104,000 and $235,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 39% and 35% in the three months ended June 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.

Six months Ended June 30, 1998 and 1997

Revenues

     Total Revenues. The Company's total revenues were $15.7 million and $8.3 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 90%.

     Software License. Software license revenues were $9.3 million for the six months ended June 30, 1998 and $5.5 million for the six months ended June 30, 1997, or 59% and 66% of total revenues for each respective period, representing an increase of 70%. The increase in dollar amount was primarily due to increased market acceptance of the Company's products for various operating systems.

     Hardware. Hardware revenues were $3.5 million for the six months ended June 30, 1998 and $1.7 million for the six months ended June 30, 1997, or 22% and 21% of total revenues for each respective period, representing an increase of 100%. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

     Service and Other. Service and other revenues were $2.9 million for the six months ended June 30, 1998 and $1.0 million for the six months ended June 30, 1997, or 18% and 13% of total revenues for each respective period, representing an increase of 177%. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

     Software License. Cost of software license revenues was $766,000 and $218,000 for the six months ended June 30, 1998 and 1997, respectively, representing 8% and 4% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the six months ended June 30, 1998 compared to the same period in 1997. Software license gross margin percentages decreased to 92% for the six months ended June 30, 1998 from 96% for the same period in 1997 due to increased license fees and royalties paid to third-party software providers.

     Hardware. Cost of hardware revenues was $2.0 million and $1.2 million for the six months ended June 30, 1998 and 1997, respectively, representing 57% and 69% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the six months ended June 30, 1998 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 43% for the six months ended June 30, 1998 from 31% in the same period in 1997 due to the change in hardware sales mix and better pricing due to volume discounts provided by certain third-party hardware vendors.

     Service and Other. Cost of service and other revenue was $1.5 million and $501,000 for the six months ended June 30, 1998 and 1997, respectively, representing 52% and 48% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 48% from 52% for the six months ended June 30, 1998 and 1997, respectively, due to the Company's investments in its infrastructure in anticipation of future expansion of operations.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $5.9 million and $2.9 million for the six months ended June 30, 1998 and 1997, respectively, or 38% and 36% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and increased marketing program activities. The Company expects sales and marketing expenses will continue to increase in absolute terms.

     Research and Development. Research and development expenses were $2.5 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively, or 16% and 19% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff to develop and enhance the Company's products and provide quality assurance. Research and development expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects research and development expenses will continue to increase in absolute terms.

     General and Administrative. General and administrative expenses were $1.8 million and $778,000 for the six months ended June 30, 1998 and 1997, respectively, or 11% and 9% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses incurred as a result of recent acquisitions. General and administrative expenses as a percentage of total revenues remained relatively consistent. The Company expects general and administrative expenses will continue to increase in absolute terms.

     Acquisition Costs. In connection with the acquisition of Desktop Paging Software, Inc. and TRS Technologies, Inc., the Company expensed $183,000 of accounting, legal, and other associated costs. See Note 4 of Notes to Consolidated Financial Statements.

     Interest Income, Net. Interest income, net represented income of $371,000 in the six months ended June 30, 1998, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

     Provision for Income Taxes. Provision for income taxes was $402,000 and $405,000 for the six months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 28% and 37% in the six months ended June 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1998 is lower than 1997 due primarily to additional tax-exempt interest earned and the change in federal tax laws extending the research and development credit through June 30, 1998.

Liquidity and Capital Resources

     The Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At June 30, 1998, the Company had cash and cash equivalents of $2.5 million, short-term investments of $19.1 million, and working capital of $23.7 million.

     The Company's operating activities provided cash of $569,000 in the six months ended June 30, 1998 and used cash of $350,000 in the six months ended June 30, 1997. Net cash provided during the six months ended June 30, 1998 consisted primarily of net income from operations, depreciation and amortization, and increases in deferred revenue and accounts payable, offset by increased accounts receivable and income taxes payable. Net cash used during the six months ended June 30, 1997, consisted primarily of an increase in accounts receivable and a decrease in long-term liabilities, offset by net income from operations and an increase in accrued liabilities.

     Investing activities used cash of $121,000 and $847,000 during the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the principal uses were purchases of short-term investments, purchases of property and equipment, and an increase of other assets, offset by the proceeds from the sale of short-term investments and cash acquired in the connection with the acquisitions of DPSI and TRS. During the six months ended June 30, 1997, the principal uses were purchases of property and equipment and purchases of short-term investments offset by the proceeds from the sale of short-term investments. The Company expects that the rate of purchases of property and equipment will increase as the Company expands its operations.

     Financing activities used cash of $146,000 for the six months ended June 30, 1998 due primarily to the payment of long-term debt. Financing activities used cash of $35,000 for the six months ended June 30, 1997.

     As of June 30,1998 the Company did not have any material commitments for capital expenditures.

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

Certain Factors That May Affect Future Results

     Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. In particular, the Company experienced decreases in both total revenues and net income from the first quarter of 1998 to the second quarter of 1998. There can be no assurance that the Company will increase its level of revenues or remain profitable on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived substantially all of its historical revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT.

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

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company has identified a decrease in demand for the Company's products and services in certain international markets, as well as delays in closing certain anticipated customer orders as contributing to a decline in software license and total revenues from the first quarter of 1998 to the second quarter of 1998. In addition, this decline in revenues, when coupled with the Company's planned increases in its investment in sales and marketing during the second quarter of 1998, resulted in a significant reduction in net income for the second quarter of 1998 compared to both the corresponding period of 1997 and the preceding period of 1998. Any shortfall in revenue or earnings from levels anticipated by securities analysts has had and could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

     In addition, the Company identifies the following risk factors which could affect the Company's actual results and could cause actual results to differ materially from forward-looking statements. The Company's future results remain difficult to predict and may be affected by a number of factors, including: the Company's dependence on the continued acceptance and growth of the Windows NT environment and of the client/server environment; the ability of the Company to manage growth; the ability of the Company to enhance existing products and introduce new products in a timely manner and market acceptance of these products; the expansion of indirect sales channels and the potential for channel conflict; risks associated with acquisitions; risks associated with international expansion; risks associated with the development and maintenance of strategic relationships; the Company's dependence on revenues from resale of third-party hardware products; the risks associated with new product offerings and the potential for undetected errors; the Company's dependence on proprietary technology and the risk of third-party claims for infringement of intellectual property rights; and the Company's dependence on third-party licensed technology; the Company's dependence on key personnel.

Year 2000

     The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal study is currently underway to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     The annual meeting of security-holders of the Company was held on May 22, 1998. The following nominees were re-elected as Class I directors to serve for a three year term or until their successors are elected and qualified.

                            Total Votes for       Total Votes Withheld
         Nominee                Nominee                for Nominee
         -------                -------                -----------
Richard D. Cramer              10,770,056                 2,160
Anthony J. Mark                10,770,056                 2,160

     The term of office for the following directors continued after the meeting: Robert L. Voelk (Class III), Martin A. Schultz (Class III), Bruce R. Evans (Class II) and William C. Stylinger, III (Class II).

     The election of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1998 was ratified, with 10,752,106 shares voting in favor, 3,380 shares voting against, and 16,730 abstaining.

Item 5.    Other Information

     The Company's By-Laws establish an advance notice procedure with regard to certain matters, including stockholder proposals not included in the Company's proxy statement to be brought before an annual meeting of stockholders. In general for matters to be addressed at the Company's 1999 annual meeting of stockholders, notice must be validly given to the Company after November 24, 1998 and before December 24, 1998 and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters.

     All notices of proposals by stockholders should be sent Certified Mail - Return Receipt Requested to the attention of: Darioush Mardan, Secretary, Omtool, Ltd., 8 Industrial Way, Salem, New Hampshire 03079.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                Number         Exhibit Description
                ------         -------------------
                27             Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                                  OMTOOL, LTD.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            OMTOOL, LTD.


August 13, 1998             By: /s/ Darioush Mardan
                                -------------------
                                Darioush Mardan
                                Chief Financial Officer, Secretary and Treasurer