Form 10-Q
period 1998-09-30
OMTOOL LTD
filed 1998-11-16
CIK 1020579

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to _______


                        Commission File Number 0-22871


                                 OMTOOL, LTD.
            (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               02-0447481
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

      8 Industrial Way, Salem, NH                        03079
    (Address of Principal Executive                   (Zip Code)
               Offices)

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

                                 Yes [x] No [ ]

There were 12,537,032 shares of the Company's Common Stock, par value $0.01, outstanding on November 11, 1998.

==============================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998
                                    CONTENTS


        Item Number                                                      Page
        -----------                                                      ----
        PART I: FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements
                  Consolidated Balance Sheets as of September 30,
                   1998 (Unaudited) and December 31, 1997                  3
                  Consolidated Statements of Income for the three
                   months and nine months ended September 30, 1998
                   and 1997 (Unaudited)                                    4
                  Consolidated Statements of Stockholders' Equity
                   for the nine months ended September 30, 1998
                   (Unaudited)                                             5
                  Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 1998 and 1997
                   (Unaudited)                                             6
                  Notes to Consolidated Financial Statements               7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10

        PART II: OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                         21

        Signatures                                                        22


                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  3,086,678    $  2,210,367
  Short-term investments                             19,367,134      21,179,766
  Accounts receivable, less reserves of
   $1,179,000 and $1,037,000 in 1998 and 1997,
   respectively                                       6,017,453       4,727,089
  Prepaid expenses and other current assets           1,701,542       1,492,763
  Deferred tax asset                                    380,000         380,000
                                                   ------------    ------------
      Total current assets                           30,552,807      29,989,985

Property and equipment, net                           1,957,505       1,752,986

Other assets                                          1,978,795         850,522
                                                   ------------    ------------

      Total assets                                 $ 34,489,107    $ 32,593,493
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $     12,326    $     36,888
  Accounts payable                                    1,741,794         919,276
  Accrued liabilities                                 1,768,180       1,808,362
  Income taxes payable                                  183,683         809,991
  Deferred revenue                                    2,815,575       2,080,736
                                                   ------------    ------------
      Total current liabilities                       6,521,558       5,655,253
                                                   ------------    ------------

Deferred tax liability                                  240,620         283,000
                                                   ------------    ------------

Long-term liabilities                                    38,935          10,043
                                                   ------------    ------------

Stockholders' equity:
  Preferred Stock, $.01 par value -
   Authorized -- 2,000,000; issued and
   outstanding -- none                                       --              --
  Common Stock, $.01 par value --
   Authorized -- 35,000,000; issued and
   outstanding -- 13,004,172
   in 1998; 11,846,140 in 1997                          130,041         118,461
  Additional paid-in capital                         32,665,525      32,255,664
  Accumulated deficit                                (5,121,859)     (5,736,632)
  Cumulative translation adjustment                      14,287           7,704
                                                   ------------    ------------
      Total stockholders' equity                     27,687,994      26,645,197
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 34,489,107    $ 32,593,493
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                    ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                        ----            ----            ----            ----
Revenues:
  Software license                  $  4,520,557    $  3,337,308    $ 13,827,191    $  8,823,556
  Hardware                             1,353,683       1,001,637       4,848,559       2,750,075
  Service and other                    1,508,025         662,494       4,393,664       1,706,304
                                    ------------    ------------    ------------    ------------

      Total revenues                   7,382,265       5,001,439      23,069,414      13,279,935
                                    ------------    ------------    ------------    ------------

Cost of revenues:
  Software license                       295,757         129,462       1,061,334         347,552
  Hardware                               900,991         650,720       2,902,368       1,859,156
  Service and other                      681,626         319,359       2,176,032         820,619
                                    ------------    ------------    ------------    ------------

      Total cost of revenues           1,878,374       1,099,541       6,139,734       3,027,327
                                    ------------    ------------    ------------    ------------

      Gross profit                     5,503,891       3,901,898      16,929,680      10,252,608
                                    ------------    ------------    ------------    ------------

Operating expenses:
  Sales and marketing                  3,236,673       1,881,713       9,132,870       4,819,931
  Research and development             1,312,919         882,734       3,828,998       2,436,436
  General and administrative             943,833         380,514       2,697,560       1,158,969
  Acquisition costs                           --              --         182,654              --
                                    ------------    ------------    ------------    ------------

      Total operating expenses         5,493,425       3,144,961      15,842,082       8,415,336
                                    ------------    ------------    ------------    ------------

      Income from operations              10,466         756,937       1,087,598       1,837,272

Interest income                          225,256         154,840         598,655         202,323
Interest expense                            (705)         (6,599)         (3,216)        (25,521)
                                    ------------    ------------    ------------    ------------

      Income before provision for
      income taxes                       235,017         905,178       1,683,037       2,014,074

Provision for income taxes                50,236         260,000         452,464         665,000
                                    ------------    ------------    ------------    ------------

      Net income                    $    184,781    $    645,178    $  1,230,573    $  1,349,074
                                    ============    ============    ============    ============


Net income per share
      Basic                         $       0.01    $       0.07    $       0.10    $       0.21
                                    ============    ============    ============    ============
      Diluted                       $       0.01    $       0.06    $       0.09    $       0.14
                                    ============    ============    ============    ============

Weighted average number of common
  shares outstanding
      Basic                           12,913,786       8,947,370      12,749,814       6,564,361
                                    ============    ============    ============    ============
      Diluted                         13,479,347      11,283,406      13,543,443       9,933,453
                                    ============    ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  OMTOOL, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Common Stock,
                                     $0.01 Par Value
                                     ---------------          Additional                    Cumulative        Total
                                 Number of                     Paid-in      Accumulated     Translation   Stockholders'
                                  Shares         Amount        Capital        Deficit       Adjustment       Equity
                                 ---------       ------       ----------    -----------     -----------   -------------

BALANCE, DECEMBER 31, 1997       11,846,140   $    118,461   $ 32,255,664   $ (5,736,632)   $      7,704   $ 26,645,197

   Exercise of stock options        478,762          4,788        214,403             --              --        219,191
   Issuance of common stock
    for acquisitions                679,270          6,792        195,458       (615,800)             --       (413,550)
   Change in cumulative
    translation adjustment               --             --             --             --           6,583          6,583
   Net income                            --             --             --      1,230,573              --      1,230,573
                               ------------   ------------   ------------   ------------    ------------   ------------
BALANCE  SEPTEMBER 30, 1998      13,004,172   $    130,041   $ 32,665,525   $ (5,121,859)   $     14,287   $ 27,687,994
                               ============   ============   ============   ============    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                    ----------------------------
                                                        1998          1997
                                                        ----          ----
Cash Flows from Operating Activities:
  Net income                                        $  1,230,573  $  1,349,074
  Adjustments to reconcile net income to net cash
  provided by operating activities-
   Depreciation and amortization                       1,258,307       292,179
   Deferred income taxes                                 (42,380)           --
   Changes in assets and liabilities, net of
   acquisitions-
     Accounts receivable                              (1,053,855)   (1,243,814)
     Prepaid expenses and other current assets          (150,422)     (238,878)
     Accounts payable                                    708,742       (68,518)
     Accrued liabilities                                (305,317)      655,199
     Income taxes payable                               (630,585)      255,743
     Deferred revenue                                    556,284       361,285
     Long-term liabilities                               (81,072)     (170,627)
                                                    ------------  ------------

         Net cash provided by operating activities     1,490,275     1,191,643
                                                    ------------  ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                 (1,181,245)     (827,543)
  Purchases of short-term investments                 (9,765,127)  (26,719,838)
  Proceeds from sale of short-term investments        11,610,000     2,658,800
  Increase in other assets                            (1,361,231)      (12,851)
  Cash acquired in connection with acquisitions of
  DPSI and TRS                                           111,071            --
                                                    ------------  ------------

         Net cash used in investing activities          (586,532)  (24,901,432)
                                                    ------------  ------------

Cash Flows from Financing Activities:
  Payments on long-term debt                            (247,672)     (273,984)
  Proceeds from issuance of common stock                      --    24,150,898
  Exercise of stock options                              219,191            --
                                                    ------------  ------------
         Net cash provided by (used in) financing
         activities                                      (28,481)   23,876,914
                                                    ------------  ------------

Foreign exchange effect on cash                            1,049            --
                                                    ------------  ------------

Net increase in cash and cash equivalents                876,311       167,125

Cash and cash equivalents, beginning of period         2,210,367     2,042,100
                                                    ------------  ------------

Cash and cash equivalents, end of period            $  3,086,678  $  2,209,225
                                                    ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for-
   Interest                                         $      3,216  $     25,521
                                                    ============  ============
   Income taxes                                     $  1,078,772  $    409,324
                                                    ============  ============

Supplemental Disclosure of Noncash Investing and
Financing Transactions:
  Accrued dividends on Series B Convertible
  Redeemable Preferred Stock                        $         --  $    233,333
                                                    ============  ============
  Conversion of Series A and B Preferred Stock      $         --  $  5,401,625
                                                    ============  ============

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

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

      (b) Short-Term Investments

      As of September 30, 1998 and December 31, 1997, the Company had $19,367,134 and $21,179,766, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at September 30, 1998 and December 31, 1997.

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

      (d) Net Income per Common and Common Equivalent Share

      Effective December 15, 1997, SFAS No. 128, Earnings Per Share, established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the treasury stock method, in accordance with SFAS No. 128. The dilutive effect of potential common shares in 1997, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury stock method and the if-converted method, respectively, in accordance with SFAS No. 128. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                        Three months ended          Nine months ended
                                                           September 30,              September 30,
                                                    -------------------------   -------------------------
                                                       1998          1997          1998          1997
                                                    -----------   -----------   -----------   -----------
Net income                                          $   184,781   $   645,178   $ 1,230,573   $ 1,349,074
                                                    ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding                                        12,913,786     8,947,370    12,749,814     6,564,361
Potential common shares pursuant to stock options       565,561     1,081,527       793,629       926,102
Potential common shares pursuant to conversion
  of redeemable convertible preferred stock                  --     1,254,509            --     2,442,990
                                                    -----------   -----------   -----------   -----------
Diluted weighted average shares                      13,479,347    11,283,406    13,543,443     9,933,453
                                                    ===========   ===========   ===========   ===========

      The calculation above excludes the potential common shares related to 762,550 and 620,000 outstanding stock options which have an anti-dilutive effect for the three months and nine months ended September 30, 1998, respectively.

(3)   Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                            Three months ended        Nine months ended
                                                               September 30,            September 30,
                                                         -----------------------   -----------------------
                                                            1998         1997         1998         1997
                                                         ----------   ----------   ----------   ----------
Net income                                               $  184,781   $  645,178   $1,230,573   $1,349,074
Foreign currency translation adjustments, net of taxes          779           --        4,042           --
                                                         ----------   ----------   ----------   ----------
Comprehensive income                                     $  185,560   $  645,178   $1,234,615   $1,349,074
                                                         ==========   ==========   ==========   ==========

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

      These transactions were accounted for under the pooling of interests method of accounting. The Company has restated the retained earnings balance as of the beginning of fiscal 1998 without restating the periods preceding December 31, 1997, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of DPSI and TRS were not deemed to be material to the consolidated financial statements of the Company. The Company recorded the costs incurred in connection with these transactions as "Acquisition Costs" which are included in the accompanying consolidated statements of income.

(5)   Stock Option Repricing

      Effective August 13, 1998, the Company's Board of Directors approved a repricing of certain employee stock options. Options affected by the repricing were those having an exercise price of greater than $4.875, the closing market price of the Company's common stock on that date. Substantially all other terms and conditions of the options remain the same. For employees that opted to participate in the repricing, the original options were amended to reflect the terms of the repricing.

(6)   Subsequent Event

      In October 1998, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase program. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of November 11, 1998, the Company has repurchased 472,140 shares.

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

Overview

      Omtool designs, develops, markets and supports open, client/server facsimile software, delivering solutions which automate and integrate fax communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company's revenues are primarily derived from licensing the rights to use its Fax Sr. NT software product directly to end users and indirectly through resellers. The Company also derives revenues from the resale of third-party hardware products, principally intelligent fax boards and fax modems, and from the delivery of related services, consisting primarily of customer support contracts. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable for the last fifteen quarters, excluding a one-time charge for purchased, in-process research and development in the fourth quarter of 1997.

      The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 12% and 10% of the Company's total revenues in the nine months ended September 30, 1998 and 1997, respectively.

      The Company sells its products through its direct telesales force and also sells its products through value added resellers, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 24% and 31% of the Company's total revenues in the nine months ended September 30, 1998 and 1997, respectively.

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

      The Company's United Kingdom subsidiary transacts business primarily in its local currency. The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all currency exposure. Foreign currency exposure has not been material to the Company's financial position or results of operations to date. If the Company's business denominated in foreign currencies increases, the Company may be required to use derivatives to hedge foreign currency exposure.

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                      -----------------       -----------------
                                       1998        1997        1998        1997
                                       ----        ----        ----        ----
Revenues:
  Software license                     61.2%       66.7%       59.9%       66.5%
  Hardware                             18.3        20.0        21.0        20.7
  Service and other                    20.5        13.3        19.1        12.8
                                      -----       -----       -----       -----
    Total revenues                    100.0       100.0       100.0       100.0
                                      -----       -----       -----       -----
Cost of revenues:
  Software license                      4.0         2.6         4.6         2.6
  Hardware                             12.2        13.0        12.6        14.0
  Service and other                     9.2         6.4         9.4         6.2
                                      -----       -----       -----       -----
    Total cost of revenues             25.4        22.0        26.6        22.8
                                      -----       -----       -----       -----
Gross profit                           74.6        78.0        73.4        77.2
                                      -----       -----       -----       -----
Operating expenses:
  Sales and marketing                  43.8        37.6        39.6        36.3
  Research and development             17.8        17.7        16.6        18.4
  General and administrative           12.8         7.6        11.7         8.7
  Acquisition costs                      --          --          .8          --
                                      -----       -----       -----       -----
    Total operating expenses           74.4        62.9        68.7        63.4
                                      -----       -----       -----       -----
Income from operations                   .2        15.1         4.7        13.8
Interest income, net                    3.0         3.0         2.6         1.4
                                      -----       -----       -----       -----
Income before provision
 for income taxes                       3.2        18.1         7.3        15.2
Provision for income taxes               .7         5.2         2.0         5.0
                                      -----       -----       -----       -----
Net income                              2.5%       12.9%        5.3%       10.2%
                                      =====       =====       =====       =====

Gross profit:
  Software license                     93.5%       96.1%       92.3%       96.1%
  Hardware                             33.4        35.0        40.1        32.4
  Service and other                    54.8        51.8        50.5        51.9


Three Months Ended September 30, 1998 and 1997

Revenues

      Total Revenues. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $7.4 million and $5.0 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 48%.

      Software License. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $4.5 million for the three months ended September 30, 1998 and $3.3 million for the three months ended September 30, 1997, representing an increase of 35%. Software license revenues accounted for 61% and 67% of total revenues for each respective period. The increase in dollar amount was due to increased market acceptance of the Company's facsimile software products for various operating systems as well as the expansion into new markets as a result of recent acquisitions. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the increase in service and other revenue due to the Company's larger installed customer base.

      Hardware. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.4 million for the three months ended September 30, 1998 and $1.0 million for the three months ended September 30, 1997, representing an increase of 35%. Hardware revenues accounted for 18% and 20% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

      Service and Other. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.5 million for the three months ended September 30, 1998 and $662,000 for the three months ended September 30, 1997, representing an increase of 128%. Service and other revenues accounted for 21% and 13% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

      Software License. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $296,000 and $129,000 for the three months ended September 30, 1998 and 1997, respectively, representing 6% and 4% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the three months ended September 30, 1998 compared to the same period in 1997, as well as increased license fees and royalties paid to third-party software providers. As a result of these increases, the software license gross margin percentages decreased to 94% for the three months ended September 30, 1998 from 96% for the same period in 1997.

      Hardware. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $901,000 and $651,000 for the three months ended September 30, 1998 and 1997, respectively, representing 67% and 65% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended September 30, 1998 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales was 33% for the three months ended September 30, 1998 compared to 35% in the same period in 1997 due to the change in hardware sales mix.

      Service and Other. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $682,000 and $319,000 for the three months ended September 30, 1998 and 1997, respectively, representing 45% of service and other revenues versus 48% for the same quarter last year. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues increased to 55% from 52% for the three month periods ended September 30, 1998 and 1997, respectively, due to the Company's ability to leverage its existing infrastructure.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $3.2 million and $1.9 million for the three months ended September 30, 1998 and 1997, respectively, or 44% and 38% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and planned increases in marketing program activities. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

      Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.3 million and $883,000 for the three months ended September 30, 1998 and 1997, respectively, or 18% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff to develop and enhance the Company's products and provide quality assurance as well as the additional personnel added as a result of recent acquisitions. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

      General and Administrative. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $944,000 and $381,000 for the three months ended September 30, 1998 and 1997, respectively, or 13% and 8% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses incurred as a result of recent acquisitions and operating multiple locations worldwide. General and administrative expenses as a percentage of total revenues increased due to the addition of personnel required to adequately support the expansion of the Company's operations. The Company expects that general and administrative expenses are likely to continue to increase in absolute terms.

      Interest Income, Net. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $225,000 in the three months ended September 30, 1998 compared to $148,000 earned in the comparable period last year.

      Provision for Income Taxes. Provision for income taxes was approximately $50,000 and $260,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 21% and 29% in the three months ended September 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.

Nine months Ended September 30, 1998 and 1997

Revenues

      Total Revenues. The Company's total revenues were $23.1 million and $13.3 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 74%.

      Software License. Software license revenues were $13.8 million for the nine months ended September 30, 1998 and $8.8 million for the nine months ended September 30, 1997, representing an increase of 57%. Software license revenues accounted for 60% and 67% of total revenues for each respective period. The increase in dollar amount was primarily due to increased market acceptance of the Company's products for various operating systems as well as the expansion into new markets as a result of recent acquisitions.

      Hardware. Hardware revenues were $4.9 million for the nine months ended September 30, 1998 and $2.8 million for the nine months ended September 30, 1997, representing an increase of 76%. Hardware revenues accounted for 21% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

      Service and Other. Service and other revenues were $4.4 million for the nine months ended September 30, 1998 and $1.7 million for the nine months ended September 30, 1997, representing an increase of 157%. Service and other revenues accounted for 19% and 13% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

Cost of Revenues

      Software License. Cost of software license revenues was $1.1 million and $348,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 8% and 4% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the nine months ended September 30, 1998 compared to the same period in 1997, as well as increased license fees and royalties paid to third-party software providers. As a result of these increases, the software license gross margin percentages decreased to 92% for the nine months ended September 30, 1998 from 96% for the same period in 1997.

      Hardware. Cost of hardware revenues was $2.9 million and $1.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing 60% and 68% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1998 was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 40% for the nine months ended September 30, 1998 from 32% in the same period in 1997 due to the change in hardware sales mix and better pricing due to volume discounts provided by certain third-party hardware vendors.

      Service and Other. Cost of service and other revenue was $2.2 million and $821,000 for the nine months ended September 30, 1998 and 1997, respectively, representing 49% and 48% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues remained relatively constant at 51% and 52% for the nine months ended September 30, 1998 and 1997, respectively.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses were $9.1 million and $4.8 million for the nine months ended September 30, 1998 and 1997, respectively, or 40% and 36% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and increased marketing program activities. The Company expects that sales and marketing expenses will remain relatively consistent with current sales and marketing expenses in absolute terms.

      Research and Development. Research and development expenses were $3.8 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively, or 17% and 18% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff to develop and enhance the Company's products and provide quality assurance as well as the additional personnel added as a result of recent acquisitions. Research and development expenses decreased as a percentage of total revenues as the Company continued to realize operating leverage from its established infrastructure. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

      General and Administrative. General and administrative expenses were $2.7 million and $1.2 million for the nine months ended September 30, 1998 and 1997, respectively, or 12% and 9% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses incurred as a result of recent acquisitions. The Company expects that general and administrative expenses are likely to continue to increase in absolute terms.

      Acquisition Costs. In connection with the acquisition of Desktop Paging Software, Inc. and TRS Technologies, Inc., the Company expensed $183,000 of accounting, legal, and other associated costs. See Note 4 of Notes to Consolidated Financial Statements.

      Interest Income, Net. Interest income, net represented income of $595,000 in the nine months ended September 30, 1998, compared to $177,000 in the comparable period of 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering completed in August 1997.

      Provision for Income Taxes. Provision for income taxes was $452,000 and $665,000 for the nine months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 27% and 33% in the nine months ended September 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1998 is lower than 1997 due primarily to additional tax-exempt interest earned and increased research and development credits.

Liquidity and Capital Resources

      The Company has financed its operations primarily through cash flows from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At September 30, 1998, the Company had cash and cash equivalents of $3.1 million, short-term investments of $19.4 million, and working capital of $24.0 million.

      The Company's operating activities provided cash of $1.5 million in the nine months ended September 30, 1998 and provided cash of $1.2 million in the nine months ended September 30, 1997. Net cash provided during the nine months ended September 30, 1998 consisted primarily of net income from operations, depreciation and amortization, and increases in deferred revenue and accounts payable, offset by increased accounts receivable and income taxes payable. Net cash provided during the nine months ended September 30, 1997 consisted primarily of net income from operations, depreciation and amortization, an increase in accrued liabilities, income taxes payable and increased deferred revenue offset by increases in accounts receivable and prepaid expenses and other current assets as well as a decrease in long-term liabilities.

      Investing activities used cash of $587,000 and $24.9 million during the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the principal uses were purchases of short-term investments and purchases of property and equipment as well as an increase in other assets, offset by the proceeds from the sale of short-term investments and cash acquired in the connection with the acquisitions of DPSI and TRS. During the nine months ended September 30, 1997, the principal uses were purchases of short-term investments and purchases of property and equipment offset by the proceeds from the sale of short-term investments. The Company expects that the rate of purchases of property and equipment will increase as the Company expands its operations.

      Financing activities used cash of $28,000 for the nine months ended September 30, 1998 due primarily to the payment of long-term debt offset by the proceeds from the exercise of common stock. Financing activities provided cash of $23.9 million for the nine months ended September 30, 1997 due to the net proceeds from the issuance of 3.0 million shares of Common Stock in an initial public offering which was completed in August 1997.

      As of September 30, 1998 the Company did not have any material commitments for capital expenditures.

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

Discussion of Acquired Technologies

CMA Ettworth ("CMA") was acquired in the quarter ended December 31, 1997. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. CMA is located in Kingston-upon-Thames, just outside of London, England, and has two wholly owned subsidiaries, one in Paris, France and the other in Florida.

At the time of the acquisition, CMA's in-process research and development value was comprised of several ongoing projects which included (1) development of a Windows NT 4.0-based server; (2) development of a 32-bit Windows 95 client; (3) development of an email-to-fax capability; (4) development of workload balancing functions; (5) development of least-cost routing systems using a corporate WAN or the Internet; and (6) development of in-bound fax routing techniques. These projects had not yet reached technological feasibility at the time of the acquisition.

Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. The Company has successfully developed certain acquired in-process research and development and is currently benefiting from the technology through sales of the enhanced
Omtool Fax Sr. applications.

The acquired in-process research and development was valued at $6.7 million based on an analysis of forecasted income. The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that CMA had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than as an enterprise fax software application. The value is attributable solely to the development efforts completed as of the acquisition date.

The valuation included, but was not limited to, an analysis of (1) the market for CMA products; (2) the completion costs for the projects;
(3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, Omtool and CMA company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative expenses as a result of the acquisition. The Company did not anticipate any expense reductions or other synergies as a result of the acquisition. The basis of the acquisition was an attempt to enhance the Company's competitive position by offering a broader product line, including support for AS/400 systems and the implementation of advanced technologies such as least-cost routing, load balancing, in-bound fax routing, and fax-to-email connectivity.


In the analysis, revenues attributable to the CMA in-process technologies were estimated to total approximately $70 million over five years assuming the successful completion and market acceptance of the new CMA technology in conjunction with Omtool products, in particular the Fax Sr. product line. Revenues were expected to peak in 2001 and then decline as other new products and technologies are expected to enter into the market. The Company does not break down revenues attributable specifically to CMA-derived products; since products are offered both as a suite and as individual applications, Omtool license fees are not necessarily application specific.
However, the Company believes that revenues generated to date concur with the assumptions used in the valuation analysis.

Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from CMA. The Company currently believes that expenses associated with completing the purchased in-process research and development and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in the analysis and that completion dates for the CMA development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or in selling, general and administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. A discount rate of 24 percent was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were consistent with CMA's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

The forecast used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results. The Company continues to develop all of its products with the acquired technologies. The Company maintains a research and development group with facilities in the United Kingdom.

Year 2000 Readiness Disclosure Statement

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

      The Company is in the process of evaluating the Year 2000 readiness of the software products sold by the Company ("Products"). The Company performs on-going assessments of the current versions of its most significant Products and believes they are generally Year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The cost to evaluate the Company's Year 2000 compliance has not been material to date and the Company does not expect future expenditures to be material. To the extent that the Company's Products are sold through system integrators or other third parties, there can be no assurance that the users of the Company's Products will not experience Year 2000 problems as a result of the integration of the Company's software with noncompliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's Products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

      The Company has certain key relationships with suppliers of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. If these suppliers fail to adequately address the Year 2000 issue for the hardware products they provide to the Company, and as a result, any of the Company's hardware customers experience Year 2000 problems such customers could discontinue use of the Company's Products resulting in a material adverse impact on the Company's operations and financial results. The Company is still addressing the effect the Year 2000 issue will have on its suppliers and at this time, cannot determine the impact it will have.

      The Year 2000 issue also affects the Company's internal systems, including information technology (IT) systems, such as management information systems and financial accounting packages, and non-IT systems, such as building security, voice mail and other systems. Omtool is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material internal systems will be compliant by the Year 2000 and that the cost to address any issues will not be material.

      To date, the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance, whether involving the Company's own software products or the software of systems used in its internal operations. Additionally, the Company has currently not developed a contingency plan related to Year 2000. The Company expects to evaluate the costs in comparison to the benefit of developing such a plan in fiscal year 1999. There can be no assurance that the Company's resources spent on the investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

Certain Factors That May Affect Future Results

      Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; ongoing commercialization of the in-process research and development acquired from CMA; Year 2000 readiness; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission.

      The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. In particular, the Company experienced decreases in both total revenues and net income from the first quarter of 1998 to the second quarter of 1998 as well as a decrease in total revenue from the second quarter of 1998 to the third quarter of 1998. There can be no assurance that the Company will increase its level of revenues or remain profitable on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived substantially all of its historical revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT.

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

      The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company has identified a decrease in demand for the Company's products and services in certain international markets, as well as delays in closing certain anticipated customer orders as contributing to a decline in software license and total revenues from the first quarter of 1998 to the second quarter of 1998. The Company has also identified the further extension of sales cycles and changes in the buying patterns of customers as contributing to a decline in total revenues from the second quarter of 1998 to the third quarter of 1998. In addition, these declines in revenues, when coupled with the Company's planned increases in its investment in sales and marketing during the second and third quarter of 1998, resulted in a significant reduction in net income for the second and third quarter of 1998 compared to the corresponding periods of 1997 and the first quarter of 1998. Any shortfall in revenue or earnings from levels anticipated by securities analysts has had and could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

      The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations and greater difficulty in collecting accounts receivable. While to date these factors have not had a material impact on the Company's results, there can be no assurance that there will not be such an impact in the future.

      Like all providers of computer software and companies who rely on information technology systems, the Company continues to face the risks associated with the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement" in Management's Discussion and Analysis.

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


                                            OMTOOL, LTD.


November 16, 1998                           By: /s/ Darioush Mardan
                                                -------------------
                                                Darioush Mardan
                                                Chief Financial Officer,
                                                Secretary and Treasurer