Form 10-K405/A
period 1997-12-31
OMTOOL LTD
filed 1999-03-16
CIK 1020579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended: December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

                         Commission File Number 0-22871

                                  OMTOOL, LTD.

             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                    02-0447481
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 27, 1998, was approximately $62,265,463 (based upon the closing price of the Registrant's Common Stock on March 27, 1998 of $13.00 per share).

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


                                                                STOCK PRICE
                                                                   1997
                                                                -----------
QUARTER ENDED:                                                  HIGH     LOW
--------------

September 30, 1997                                              $15      $9 1\4

December 31, 1997                                               $14 3\4  $8 1\4



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


                                                                              1993      1994       1995       1996        1997
                                                                              ----      ----       ----       ----        ----
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                    (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license........................................................    $902     $1,486     $2,780     $5,304     $12,666
   Hardware................................................................     101        124        278      1,533       3,998
   Service and other.......................................................      71        338        870      1,564       2,704
                                                                              -----      -----      -----      -----      ------
      Total revenues.......................................................   1,074      1,948      3,928      8,401      19,368
                                                                              -----      -----      -----      -----      ------
Cost of revenues:
   Software license........................................................       9         35        104        109         519
   Hardware................................................................      92        114        209      1,084       2,632
   Service and other.......................................................      81        130        319        816       1,266
                                                                              -----      -----      -----      -----      ------
      Total cost of revenues...............................................     182        279        632      2,009       4,417
                                                                              -----      -----      -----      -----      ------
      Gross profit.........................................................     892      1,669      3,296      6,392      14,951
                                                                              -----      -----      -----      -----      ------
Operating expenses:
   Sales and marketing.....................................................     499        649      1,236      2,824       6,919
   Research and development................................................     208        414        893      1,972       3,468
   General and administrative..............................................     350        721        750        950       1,689
   Write-off of purchased, in-process research and development.............     _          _         _         _          6,680
   Write-off of intangible asset...........................................     _         200        _         _           _
                                                                              -----      -----      -----      -----      ------
      Total operating expenses.............................................   1,057      1,984      2,879      5,746      18,756
                                                                              -----      -----      -----      -----      ------
Income (loss) from operations..............................................   (165)      (315)        417        646     (3,805)
Interest income (expense), net.............................................     (2)         12        (1)         32         413
                                                                              -----      -----      -----      -----      ------
Income (loss) before provision (benefit) for income taxes..................   (167)      (303)        416        678     (3,392)
Provision (benefit) for income taxes.......................................    _          (70)        _          238         990
                                                                              -----      -----      -----      -----      ------
Net income (loss)..........................................................  $(167)     $(233)       $416       $440    $(4,382)
                                                                              -----      -----      -----      -----      ------
Net income (loss) per share (1)
      Basic................................................................                         $0.07      $0.07     $(0.56)
                                                                                                    -----      -----      ------
      Diluted..............................................................                         $0.07      $0.05     $(0.56)
                                                                                                    -----      -----      ------




Weighted average number of common shares
outstanding (1)
      Basic................................................................                         6,400      5,917       7,820
                                                                                                    -----      -----      ------
      Diluted..............................................................                         6,400      9,700       7,820
                                                                                                    -----      -----      ------



                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                           1993       1994       1995        1996         1997
                                                                           ----       ----       ----        ----         ----
                                                                                            (in thousands)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents...............................................     $39        $20       $551        $2,042      $2,210


Working capital (deficit)...............................................   (210)      (305)       (50)         3,313      24,335

Total assets............................................................     529        449      1,575         6,495      32,593

longterm debt, net of current portion...................................       3        _           21           212         _

Convertible redeemable preferred stock..................................    _           _          _           5,167         _

Total stockholders' equity (deficit) ...................................   (171)      (405)         11       (1,467)      26,645



-----------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Except for the historical information contained herein, this Report contains forwardlooking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies; (ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; and (iv) the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forwardlooking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

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

         Revenues from software licenses are recognized upon shipment of the software if there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company provides a 30day money back guarantee for its Fax Sr. product and reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances.

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

CMA ETTWORTH ACQUISITION

         On December 5,1997, the Company acquired all of the outstanding shares of capital stock of CMA Ettworth Limited ("CMA Ettworth"). As a result of the CMA Ettworth acquisition, the Company acquired the CMA Ettworth Telex/Fax/400 software products for the IBM AS/400 market including related knowhow and goodwill. The purchase price was paid in a combination of 363,637 newly issued shares of common stock, $.01 par value of the Company and $4 million in cash. The cash used by the Company to fund the acquisition was derived primarily from the proceeds of the Company's initial public offering, which became effective on August 7, 1997. The acquisition was accounted for as a purchase, in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. Based on an independent appraisal, a substantial portion of the purchase price, net liabilities of CMA Ettworth and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one time charge against earnings of approximately $6.7 million in the quarter ended December 31, 1997. CMA Ettworth is headquartered in London, England, with offices in Paris, France and Melbourne, Florida, and designs, markets and supports facsimile software solutions for the IBM AS/400 market.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                       1997      1996      1995
                                                                                                       ----      ----      ----

Revenues:
   Software license...................................................................................   65.4%     63.1%    70.8%
   Hardware...........................................................................................    20.6      18.3      7.1
   Service and other..................................................................................    14.0      18.6     22.1
                                                                                                         -----     -----    -----
      Total revenues..................................................................................   100.0     100.0    100.0
                                                                                                         -----     -----    -----
Cost of revenues:
   Software license...................................................................................     2.7       1.3      2.7
   Hardware...........................................................................................    13.6      12.9      5.3
   Service and other..................................................................................     6.5       9.7      8.1
                                                                                                         -----     -----    -----
      Total cost of revenues..........................................................................    22.8      23.9     16.1
                                                                                                         -----     -----    -----
Gross profit..........................................................................................    77.2      76.1     83.9
                                                                                                         -----     -----    -----
Operating expenses:
   Sales and marketing................................................................................    35.7      33.6     31.5
   Research and development...........................................................................    17.9      23.5     22.7
   General and administrative.........................................................................     8.7      11.3     19.1
   Write-off of purchased, in-process research and development........................................    34.5     _        _
                                                                                                         -----     -----    -----
      Total operating expenses........................................................................    96.8      68.4     73.3
                                                                                                         -----     -----    -----
Income (loss) from operations.........................................................................  (19.6)       7.7     10.6
Interest income, net..................................................................................     2.1       0.4    _
                                                                                                         -----     -----    -----
Income (loss) before provision for income taxes.......................................................  (17.5)       8.1     10.6
Provision for income taxes............................................................................     5.1       2.9    _
                                                                                                         -----     -----    -----
Net income (loss)..................................................................................... (22.6)%      5.2%    10.6%
                                                                                                         -----     -----    -----
Gross profit:
   Software license...................................................................................   95.9%     97.9%    96.3%
   Hardware...........................................................................................    34.2      29.3     24.7
   Service and other..................................................................................    53.2      47.8     63.4

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

         SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer servicerelated expenses. Cost of service and other revenues was $1.3 million and $816,000 in 1997 and 1996, respectively, representing 47% and 52% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the higher volume of products shipped during the year ended December 31, 1997 and the hiring of incremental personnel to support such growth. The gross margin percentage for service and other revenues increased to 53% from 48% for the fiscal year ended 1997 as compared to 1996.

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

         WRITE-OFF OF PURCHASED, INPROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of CMA Ettworth, the Company expensed $6,680,000 of in-process research and development costs that did not have a future alternative use during the quarter ending December 31, 1997. See Note 3 of Notes to Consolidated Financial Statements.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes was $990,000 and $238,000 for fiscal year ended December 31, 1997 and 1996. The effective income tax rate in 1997 was approximately 30%, calculated based on pretax income before a nondeductible charge for purchased, in-process research and development, of $6,680,000 in 1997. The effective income tax rate was 35% in 1996. Income taxes in 1997 were provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax exempt interest income.

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

         INTENSE COMPETITION. The enterprise, client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computerbased facsimile products and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

         The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX Inc. (a subsidiary of Applied Voice Technology, Inc.), Fenestrae BV, Optus Software Inc. and Biscom, Inc. The Company also competes with vendors offering a range of alternative facsimile solutions including operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; singleplatform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

         EXPANSION OF INDIRECT CHANNELS; POTENTIAL FOR CHANNEL CONFLICT. The Company markets its products and services directly through telesales and indirectly through marketing channels such as valueadded resellers ("VARs"), systems integrators and distributors. Although the Company has historically focused its efforts on marketing through its telesales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators and distributors to market successfully the Company's products. In addition, there can be no assurance that the Company's resellers will not develop, acquire or market computerbased facsimile products competitive with the Company's products. The failure to retain its VARs, systems integrators and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K.

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

         (3)      Exhibits

  EXHIBIT                       DESCRIPTION OF DOCUMENT
  NUMBER                        -----------------------
  ------

     3.1    Amended and Restated Certificate of Incorporation of the Company
            (filed as Exhibit 3.3 to the Company's Registration Statement on Form
            S-1, No. 33329397 and incorporated herein by reference)

     3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 33329397 and incorporated herein by reference)

     4.1    Specimen certificate representing the Common Stock (filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-1, No. 33329397 and incorporated herein by reference)

     10.1   1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's
            Registration Statement on Form S-1, No. 33329397 and incorporated herein by reference)

     10.2   1997 Stock Plan (filed as Exhibit 10.2 to the Company's Registration
            Statement on Form S-1, No. 33329397 and incorporated herein by reference)

     10.3   1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the
            Company's Registration Statement on Form S-1, No. 33329397 and incorporated herein by reference)



     10.4   Lease dated November 26, 1997 between H.J. Brooks Limited Liability
            Company and Omtool, Ltd.

     10.5   Form of Omtool Software License (filed as Exhibit 10.12 to the
            Company's Registration Statement on Form S-1, No. 33329397 and incorporated herein by reference)

     21     Subsidiaries of the Company

     23     Consent of Arthur Andersen LLP

     27.1   Current Financial Data Schedule

     27.2   Restated Financial Data Schedule


(b) Reports on Form 8K.

         Current Report on Form 8K dated December 5, 1997 reporting, under Item 2, the Company's acquisition of all of the outstanding share capital of CMA Ettworth Limited.

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

                                     Omtool, Ltd.
                                     By:

                                            Robert L. Voelk
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHAIRMAN




                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert L. Voelk and Darioush Mardan, and each of them singly, our true and lawful attorneysinfact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

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

         Signature                                                 Title                                   Date
         ---------                                                 -----                                   ----

                                         Chief Executive Officer and Chairman (principal              March 31, 1998
                                         executive officer)
      Robert L. Voelk

                                         Vice President, Finance, Chief Financial Officer,            March 31, 1998
                                         Secretary and Treasurer (principal financial and
      Darioush Mardan                    accounting officer)
                                         President and Director                                       March 31, 1998

     Martin A. Schultz
                                         Director                                                     March 27, 1998

     Richard D. Cramer
                                         Director                                                     March 30, 1998

      Bruce R. Evans
                                         Director                                                     March 27, 1998

      Anthony J. Mark
                                         Director                                                     March 27, 1998

      William C. Styslinger, III

                          OMTOOL, LTD. AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                             Page
                                                                                                                             ----

Report of Independent Public Accountants..................................................................................    F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996..............................................................    F-3

Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995...............................    F-4

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the years ended      F-5
   December 31, 1997, 1996, and 1995......................................................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995...............................    F-6

Notes to Consolidated Financial Statements................................................................................    F-8



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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
Fe    bruary 2, 1998 (except
      for the matter
      discussed in Note 14,
      as to which the date is
      February 27, 1998)

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                       1997               1996
                                                                                                       ----               ----
                                                                                                            DECEMBER 31,
                                                                                                            ------------
                                             ASSETS
Current assets:
   Cash and cash equivalents..................................................................      $2,210,367         $2,042,100
   Shortterm investments......................................................................      21,179,766            930,619
   Accounts receivable, less reserves of $1,037,000 and $375,000 in 1997 and 1996, respectively      4,727,089          2,205,464
   Prepaid expenses and other current assets..................................................       1,492,763            397,498
   Deferred tax asset.........................................................................         380,000            146,000
                                                                                                   -----------         ----------
           Total current assets...............................................................      29,989,985          5,721,681
Property and equipment, net...................................................................       1,752,986            754,398
Other assets, net.............................................................................         850,522             18,861
                                                                                                   -----------         ----------
                                                                                                   $32,593,493         $6,494,940
                                                                                                   -----------         ----------


                    LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                                 STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of longterm debt...........................................................         $36,888           $105,651
   Accounts payable...........................................................................         919,276            567,749
   Accrued liabilities........................................................................       1,808,362            402,624
   Income taxes payable.......................................................................         809,991            257,369
   Deferred revenue...........................................................................       2,080,736          1,037,538
                                                                                                   -----------         ----------
           Total current liabilities..........................................................       5,655,253          2,370,931
                                                                                                   -----------         ----------
Deferred tax liability........................................................................         283,000             38,000
                                                                                                   -----------         ----------
longterm debt, net of current portion.........................................................          --                 212,237
                                                                                                   -----------         ----------
longterm liabilities..........................................................................          10,043            173,877
                                                                                                   -----------         ----------
Commitments (Note 13)
   Series B Convertible Redeemable Preferred Stock, $.01 par value authorized, issued and               --              5,166,667
      outstanding_none in 1997; 1,356,116 shares in   1996 (at redemption value)..............
                                                                                                   -----------         ----------
Stockholders' equity (deficit):
  Preferred Stock, $.01 par value
      Authorized_2,000,000 shares; Issued and outstanding none................................          --                --
  Series A Convertible Preferred Stock, $.01 par value
      Authorized, issued and outstanding_none in 1997; 162,500 shares in 1996 (Liquidation              --                  1,625
        preference of $325,000)...............................................................
  Common Stock, $.01 par value
      Authorized_35,000,000; Issued and outstanding_11,846,140 in 1997; 5,315,008 shares in 1996       118,461             53,150
   Additional paidin capital..................................................................      32,255,664            _
   Accumulated deficit........................................................................     (5,736,632)        (1,521,547)
   Cumulative translation adjustment..........................................................          7,704             _
                                                                                                   -----------         ----------
           Total stockholders' equity (deficit)...............................................     26,645,197        (1,466,772)
                                                                                                   -----------         ----------
                                                                                                   $32,593,493         $6,494,940
                                                                                                   -----------         ----------


The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                   Year ended December 31,
                                                                                                   -----------------------
                                                                                            1997            1996            1995
                                                                                            ----            ----            ----
Revenues:
   Software license.............................................................       $12,665,745       $5,304,083      $2,780,055
   Hardware.....................................................................         3,997,680        1,532,887         278,163
   Service and other............................................................         2,704,407        1,564,248         869,445
                                                                                        ----------        ---------       ---------
        Total revenues..........................................................        19,367,832        8,401,218       3,927,663
                                                                                        ----------        ---------       ---------
Cost of revenues:
   Software license.............................................................           518,743          109,151         104,031
   Hardware.....................................................................         2,632,061        1,083,852         209,495
   Service and other............................................................         1,265,762          815,828         318,626
                                                                                        ----------        ---------       ---------
        Total cost of revenues..................................................         4,416,566        2,008,831         632,152
                                                                                        ----------        ---------       ---------
        Gross profit............................................................        14,951,266        6,392,387       3,295,511
                                                                                        ----------        ---------       ---------
Operating expenses:
   Sales and marketing..........................................................         6,918,683        2,824,287       1,235,749
   Research and development.....................................................         3,468,461        1,972,545         892,585
   General and administrative...................................................         1,689,172          949,548         749,999
   Writeoff of purchased, in-process research and development (Note 3)...........         6,680,000           --              --
                                                                                        ----------        ---------       ---------
        Total operating expenses................................................        18,756,316        5,746,380       2,878,333
                                                                                        ----------        ---------       ---------
        Income (loss) from operations...........................................       (3,805,050)          646,007         417,178
Interest income.................................................................           447,291           43,093           7,530
Interest expense................................................................          (33,993)         (11,437)         (8,616)
                                                                                        ----------        ---------       ---------
        Income (loss) before provision for income taxes.........................       (3,391,752)          677,663         416,092
Provision for income taxes......................................................           990,000          238,000            --
                                                                                        ----------        ---------       ---------
        Net income (loss).......................................................      $(4,381,752)         $439,663        $416,092
Net income (loss) per share
        Basic...................................................................           $(0.56)            $0.07           $0.07
                                                                                        ----------        ---------       ---------
        Diluted.................................................................           $(0.56)            $0.05           $0.07
                                                                                        ----------        ---------       ---------
Weighted average number of common shares outstanding
        Basic...................................................................         7,819,683        5,916,793       6,400,000
                                                                                        ----------        ---------       ---------
        Diluted.................................................................         7,819,683        9,699,812       6,400,000
                                                                                        ----------        ---------       ---------


The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)



                       NUMBER OF                    NUMBER OF                NUMBER OF                NUMBER OF
                        SHARES        AMOUNT         SHARES     AMOUNT       SHARES      AMOUNT       SHARES        AMOUNT
                       ---------      ------        --------    ------      ---------    ------      ---------      ------
                           SERIES B CONVERTIBLE            SERIES A
                               REDEEMABLE                 CONVERTIBLE
                            PREFERRED STOCK,            PREFERRED STOCK,          COMMON STOCK,          COMMON STOCK,
                            $0.01 PAR VALUE             $0.01 PAR VALUE          $0.01 PAR VALUE         NO PAR VALUE
                            ---------------             ---------------          ---------------         ------------
                                                  STOCKHOLDERS' EQUITY (DEFICIT)
                                                  ------------------------------
Balance, December
   31, 1994........      --            $--              --      $ --             --      $  --           600         $600

   Net income......      --             --              --        --             --         --           --           --

Balance, December        --             --              --        --             --         --           600          600
   31, 1995........

Delaware                 --             --              --        --        6,400,000      64,000       (600)        (600)
   reincorporation,
   exchange of no
   par value for
   $0.01 par value
   common stock....

Sale of Series A          --            --          162,500     1,625            --         --            --          --
   Convertible
   Preferred Stock.

Sale of Series B       1,356,116      5,000,000         --        --             --         --            --          --
   Convertible
   Redeemable
   Preferred Stock,
   net of issuance
   costs of $76,068

Purchase and              --            --              --        --       (1,084,992)    (10,850)        --          --
   retirement of
   common stock....

Accrued dividends         --            166,667         --        --             --         --            --          --
  on Series B
   Convertible
   Redeemable
   Preferred Stock.
                                                                                            TOTAL
                              ADDITIONAL                            CUMULATIVE          STOCKHOLDERS'
                                PAIDIN          ACCUMULATED        TRANSLATION              EQUITY
                                CAPITAL           DEFICIT           ADJUSTMENT            (DEFICIT)
                              -----------       ------------       -------------       --------------
Balance, December             $    --           $  (405,209)           $    --          $   (404,609)
   31, 1994........

   Net income......                --               416,092                 --               416,092



Balance, December                  --                10,883                 --                11,483
   31, 1995........

Delaware                           --               (63,400)                --                   --
   reincorporation,
   exchange of no
   par value for
   $0.01 par value
   common stock....

Sale of Series A               323,375                  --                  --               325,000
   Convertible
   Preferred Stock.

Sale of Series B               (76,068)                 --                  --               (76,068)
   Convertible
   Redeemable
   Preferred Stock,
   net of issuance
   costs of $76,068

Purchase and                  (247,307)          (1,742,026)                --            (2,000,183)
   retirement of
   common stock....

Accrued dividends..              --                (166,667)                --              (166,667)
  on Series B
   Convertible
   Redeemable
   Preferred Stock.



                       NUMBER OF                    NUMBER OF                NUMBER OF                NUMBER OF
                        SHARES        AMOUNT         SHARES     AMOUNT       SHARES      AMOUNT       SHARES        AMOUNT
                       ---------      ------        --------    ------      ---------    ------      ---------      ------
                           SERIES B CONVERTIBLE            SERIES A
                               REDEEMABLE                 CONVERTIBLE
                            PREFERRED STOCK,            PREFERRED STOCK,          COMMON STOCK,          COMMON STOCK,
                            $0.01 PAR VALUE             $0.01 PAR VALUE          $0.01 PAR VALUE         NO PAR VALUE
                            ---------------             ---------------          ---------------         ------------
                                                  STOCKHOLDERS' EQUITY (DEFICIT)
                                                  ------------------------------



Net income.........         --            --            --         --             --         --            --          --



Balance, December       1,356,116      5,166,667      162,500     1,625      5,315,008     53,150          --           --
   31, 1996........

Exercise of stock         --              --            --         --          130,263      1,302          --           --
   options.........

Accrued dividends on      --             233,333        --         --             --         --            --           --
   Series B
   Convertible
   Redeemable
   Preferred Stock.

Conversion of Series   (1,356,116)    (5,400,000 )   (162,500)   (1,625)     3,037,232     30,373          --           --
   A and B Preferred
   Stock...........

Issuance of common        --              --            --         --        3,000,000     30,000          --           --
   stock in initial
   public offering,
   net of issuance
   costs...........

Issuance of common        --              --            --         --          363,637      3,636          --           --
   stock for
   acquisition.....

Tax benefit from          --              --            --         --             --         --            --           --
   stock options...

Change in cumulative      --              --            --         --             --         --            --           --
   translation
   adjustment......

Net loss...........       --              --            --         --             --         --            --           --



Balance, December         --        $     --            --      $  --       11,846,140   $118,461          --        $  --
   31, 1997........




                                                                   TOTAL
                        ADDITIONAL                              CUMULATIVE        STOCKHOLDERS'
                          PAIDIN            ACCUMULATED         TRANSLATION          EQUITY
                          CAPITAL             DEFICIT            ADJUSTMENT        (DEFICIT)
                        -----------         -----------         -----------      ---------------


Net income.........         --                439,663                --              439,663



Balance, December           --             (1,521,547)               --            (1,466,772)
   31, 1996........

Exercise of stock           53,024              --                   --               54,326
   options.........

Accrued dividends on        --               (233,333)               --             (233,333)
   Series B
   Convertible
   Redeemable
   Preferred Stock.

Conversion of Series      4,971,252           400,000                --            5,400,000
   A and B Preferred
   Stock...........

Issuance of common       23,963,981              --                  --           23,993,981
   stock in initial
   public offering,
   net of issuance
   costs...........

Issuance of common        3,032,733              --                  --            3,036,369
   stock for
   acquisition.....

Tax benefit from          234,674                --                  --              234,674
   stock options...

Change in cumulative        --                   --                7,704               7,704
   translation
   adjustment......

Net loss...........         --             (4,381,752)               --           (4,381,752)



Balance, December        $32,255,664      $(5,736,632)            $7,704         $26,645,197
   31, 1997........


The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                       1997            1996            1995
                                                                                       ----            ----            ----



Cash Flows from Operating Activities:
   Net income (loss) ..........................................................   $ (4,381,752)   $    439,663    $    416,092
   Adjustments to reconcile net income (loss) to net cash provided by (used ...        430,633         132,729          63,021
      in) operating activities_Depreciation and amortization
      Writeoff of purchased, in-process research and development ...............      6,680,000             --             --
      Deferred income taxes ...................................................       (225,000)        (38,000)           --
      Changes in assets and liabilities, net of acquisition_Accounts receivable     (1,965,814)     (1,750,793)       (222,760)
        Prepaid expenses and other current assets .............................       (846,050)       (255,392)       (132,912)
        Accounts payable ......................................................         34,094         261,987         246,060
        Accrued liabilities ...................................................        693,964         (98,708)        245,401
        Income taxes payable ..................................................        428,422         257,369            --
        Deferred revenue ......................................................        633,365         587,284         250,421
        Long-term liabilities .................................................       (163,834)       (101,738)        (12,264)
                                                                                  ------------    ------------    ------------
           Net cash provided by (used in) operating activities ................      1,318,028        (565,599)        853,059
                                                                                  ------------    ------------    ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment ........................................     (1,024,673)       (485,773)       (268,978)
   Purchases of short-term investments .........................................    (39,307,947)       (930,619)           --
   Proceeds from sale of short-term investments ................................     19,058,800             --             --
   Proceeds from sale of property and equipment ...............................            --              --           14,000
   Cash paid for acquisition of CMA Ettworth, net of cash acquired of $631,284      (3,868,716)            --             --
   Increase in other assets ...................................................        (10,918)            (51)        (14,410)
                                                                                  ------------    ------------    ------------
           Net cash used in investing activities ..............................    (25,153,454)     (1,416,443)       (269,388)
                                                                                  ------------    ------------    ------------
Cash Flows from Financing Activities:
   Net borrowings (repayments) on line of credit ..............................            --             --          (50,000)
   Proceeds from longterm debt ................................................            --          250,000            --
   Payments on longterm debt ..................................................       (281,000)        (25,291)         (2,623)
   Net proceeds from sales of Series A Convertible Preferred Stock ............            --          325,000             --
   Net proceeds from sale of Series B Convertible Redeemable Preferred Stock ..            --        4,923,932             --
   Net proceeds from issuance of common stock .................................     24,048,307             --              --
   Tax benefit from exercise of options .......................................        234,674             --              --
   Purchase and retirement of common stock ....................................            --       (2,000,183)            --
                                                                                  ------------    ------------    ------------
           Net cash provided by (used in) financing activities ................     24,001,981       3,473,458         (52,623)
                                                                                  ------------    ------------    ------------
Exchange rate effect on cash ..................................................          1,712            --               --
                                                                                  ------------    ------------    ------------
Net increase in cash and cash equivalents .....................................        168,267       1,491,416         531,048

Cash and cash equivalents, beginning of period ................................      2,042,100         550,684          19,636
                                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period ......................................   $  2,210,367    $  2,042,100    $    550,684
                                                                                  ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for_Interest .....................................   $     33,993    $      9,411    $      8,614
                                                                                  ------------    ------------    ------------
    Income taxes                                                                  $    479,324    $       --      $     77,732
                                                                                  ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                                                              Year ended December 31,
                                                                                              -----------------------
                                                                                        1997            1996            1995
                                                                                        ----            ----            ----

Supplemental Disclosure of Noncash Investing and Financing Transactions:
      Equipment acquired under capital lease obligations............................     $--             $ 62,732     $33,070
                                                                                       -----------       -----------  ---------
                                                                                         $  233,333      $166,667     $  --
      Accrued dividends on Series B Convertible Redeemable Preferred Stock..........     $5,401,625      $   --       $  --
                                                                                        -----------       -----------  ---------
   Conversion of Series A and Series B Preferred Stock..............................
In connection with the acquisition of CMA Ettworth, Ltd.
  (Note 3), the following noncash transactions occurred
      Fair value of net assets acquired.............................................   $(6,905,085)      $   --       $  --
      Issuance of common stock......................................................      3,036,369          --          --
                                                                                        -----------       -----------  ---------
Cash paid for acquisition, net of cash acquired of $631,284.........................   $(3,868,716)      $   --       $  --
                                                                                        -----------       -----------  ---------



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

         The Company is subject to a number of risks associated with emerging, technologyoriented companies with a limited operating history, including continued market acceptance of the Company's products, competition from substitute products and larger companies, and the continued ability to manage and finance the Company's anticipated future growth.

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

         (e) SHORTTERM INVESTMENTS

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

         (g) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using accelerated and straight-line methods over the following useful lives:


ASSET CLASSIFICATION                                  ESTIMATED USEFUL               1997             1996
--------------------                                       LIFE                           DECEMBER 31,
                                                      ----------------                    ------------



Computer equipment...............................           1_5 years              $1,205,519         $596,571
Computer software................................           2_3 years                 314,415          119,584
Furniture and equipment..........................           5_7 years                 583,571          155,678
Leasehold improvements...........................     Shorter of the life of          116,543           33,435
                                                         the lease or the
                                                      estimated useful life
Motor vehicles...................................            4 years                   99,755            --
Equipment under capital leases...................     Shorter of the life of           95,802           95,802
                                                        the lease or the
                                                      estimated useful life
                                                                                   ----------         --------
                                                                                    2,415,605        1,001,070
Less_accumulated depreciation and amortization...                                     662,619          246,672
                                                                                   ----------         --------
                                                                                   $1,752,986         $754,398
                                                                                   ----------         --------


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

         (i) CONCENTRATION OF CREDIT RISK

         SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. As of December 31, 1997, the Company has no significant offbalance sheet concentration of credit risk such as foreign currency exchange contracts or other hedging instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

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


                                                                      1997             1996             1995
                                                                      ----             ----             ----
                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------

Net income (loss)......................................          $(4,381,752)        $439,663         $416,092
                                                                 -----------         --------         --------
                                                                    7,819,683       5,916,793        6,400,000
Weighted average number of common shares outstanding...
Potential common shares pursuant to stock options......            --                 773,314           --
Potential common shares pursuant to conversion of                  --               3,009,705           --
   redeemable convertible preferred stock..............
                                                                 -----------         --------         --------
Diluted weighted average shares........................             7,819,683       9,699,812        6,400,000
                                                                 -----------         --------         --------
                                                                      $(0.56)           $0.07            $0.07
Basic net income (loss) per share......................

Diluted net income (loss) per common and potential common             $(0.56)           $0.05            $0.07
   share...............................................



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

         The aggregate purchase price of $7,536,369, including acquisition costs, was allocated as follows:

Cash....................................................................................              $631,284
Current assets..........................................................................               821,607
Property and equipment..................................................................               397,891
Acquired intangibles....................................................................               590,000
Inprocess research and development......................................................             6,680,000
Goodwill................................................................................               245,430
Deferred income taxes...................................................................             (236,000)
Liabilities assumed.....................................................................           (1,593,843)
                                                                                                    ----------
                                                                                                    $7,536,369
                                                                                                    ----------



         Unaudited pro forma operating results for the Company, assuming the acquisition of CMA occurred at the beginning of the year presented are as follows:


                                                                                  1997 (1)          1996 (1)
                                                                                  --------          --------
                                                                                            Year ended
                                                                                         December 31,
                                                                                         ------------

Pro forma total revenues................................................         $22,358,002       $13,028,296
                                                                                 -----------       -----------
Pro forma net income....................................................          $2,170,579          $379,244
                                                                                 -----------       -----------
Pro forma net income per share

      Pro forma basic...................................................               $0.27             $0.06
                                                                                 -----------       -----------
      Pro forma diluted.................................................               $0.20             $0.04
                                                                                 -----------       -----------




Pro forma weighted average number
of common shares outstanding

      Pro forma basic (2)...............................................           8,153,017         6,280,430
                                                                                 -----------       -----------
      Pro forma diluted (2).............................................          10,946,641        10,033,449
                                                                                 -----------       -----------



-----------

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


                                                                                  ESTIMATED           DECEMBER 31,
                                                                                     LIFE               1997
Developed technology.....................................................           4 years           $400,000
Assembled workforce......................................................           7 years            190,000
Goodwill.................................................................           5 years            245,430
                                                                                                       -------
                                                                                                       835,430
Less_accumulated amortization............................................                               14,686
                                                                                                       -------
                                                                                                      $820,744
                                                                                                       -------


(5) ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                      1997           1996
                                                                                      ----           ----

Accrued salaries and salary-related..........................................           $569,868      $264,593
Other accrued expenses.......................................................          1,238,494       138,031
                                                                                      ----------      --------
                                                                                      $1,808,362      $402,624
                                                                                      ----------      --------

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


                                                                                            December 31,
                                                                                            ------------
                                                                                          1997         1996
                                                                                          ----         ----

Note payable to a bank...........................................................        $--          $250,000




Capital lease obligations........................................................         36,888        67,888
                                                                                          ------        ------
                                                                                          36,888       317,888
Less_current maturities..........................................................         36,888       105,651
                                                                                          ------        ------
                                                                                         $   --       $212,237
                                                                                          ------        ------


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

         The components of the deferred tax assets and the deferred tax liabilities are as follows:


                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                      1997           1996
                                                                                      ----           ----


Deferred tax asset
Accrued expenses and reserve.................................................           $380,000      $146,000
                                                                                        --------      --------
                                                                                       $(47,000)     $(38,000)
Deferred tax liability Depreciation..........................................
Acquisition related intangibles..............................................          (236,000)       _
                                                                                        --------      --------
Total deferred tax liability.................................................         $(283,000)     $(38,000)
                                                                                        --------      --------

         Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                  1997 (1)     1996      1995
                                                                                  -------      ----      ----

Income tax provision at federal statutory rate...........................          34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from _                                         4.6        4.6        4.6
State tax provision, net of federal benefit..............................
   Research and development tax credits..................................          (4.7)      (8.6)     (12.9)
   Taxexempt interest....................................................          (3.0)       --          --
   Change in valuation allowance.........................................            --        --       (26.4)
   Other.................................................................          (0.8)       5.1        0.7
                                                                                   ----        ---        ---
Provision for income taxes...............................................          30.1%      35.1%       -- %
                                                                                   ----        ---        ---

-----------

(1) Calculated based on pretax income, before nondeductible charge for purchased, in-process research and development, of $6,680,000 for 1997.

         The provision for income taxes in the accompanying consolidated statements of operations consists of the following:


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                              1997           1996       1995
                                                                              ----           ----       ----

Current
   Federal...........................................................           $948,000     $210,000   $ --
   State.............................................................            249,000       66,000     --
   Foreign...........................................................             18,000      --          --
                                                                               ---------      -------   -----
                                                                               1,215,000      276,000     --
                                                                               ---------      -------   -----
Deferred
   Federal...........................................................         $(173,000)    $(29,000)   $ --
   State.............................................................           (52,000)      (9,000)     --
                                                                               ---------      -------   -----
                                                                               (225,000)     (38,000)     --
                                                                               ---------      -------   -----
Provision for income taxes..........................................           $990,000      $238,000   $ --
                                                                               ---------      -------   -----


The components of domestic and foreign income (loss) before taxes are as follows:


                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                       1997            1996          1995


   Domestic..................................................         $(3,452,752)      $677,663      $416,092
   Foreign...................................................               61,000       --              --
                                                                      -----------       --------      --------
                                                                      $(3,391,752)      $677,663      $416,092
                                                                      -----------       --------      --------


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

(10) STOCKHOLDERS' EQUITY (DEFICIT)

         On January 2, 1996, by approval of the Company's stockholders, Omtool, Ltd., a New Hampshire corporation, was reincorporated as a Delaware corporation. According to the terms of the merger agreement, the New Hampshire corporation merged into the Delaware corporation in a taxfree transaction by exchanging its outstanding common stock for the common stock of the Delaware corporation.

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

         (b) RECAPITALIZATION

         On January 23, 1997, the Company's Board of Directors approved a twoforone stock split of the Company's common stock effected in the form of a stock dividend. The accompanying consolidated financial statements and notes have been retroactively restated for all periods presented to reflect this stock split.

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

(11) STOCK OPTION PLAN



         (a) STOCK OPTION PLANS

         On January 2, 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the granting of options covering 1,500,000 shares of common stock. The 1996 Plan is administered by the Board of Directors and allows for the granting of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In April 1997, The Company's Board of Directors voted that, effective upon the closing of the IPO, no further options may be granted or issued under the 1996 Plan.

         The Company's 1997 Stock Plan (the 1997 Plan) was adopted by the Board of Directors in April 1997 and approved by the Company's stockholders in June 1997. The 1997 Plan took effect upon the closing of the Company's IPO. The 1997 Plan provides for the issuance of Common Stock pursuant to the grant to employees of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of Common Stock which may be issued pursuant to the 1997 Plan is 1,800,000.

         Stock option activity for the years ended December 31, 1996 and 1997 is as follows:



                                                      NUMBER OF       EXERCISE PRICE           WEIGHTED




                                                        SHARES           PER SHARE              AVERAGE
                                                        ------           ---------           EXERCISE PRICE
                                                                                             --------------

Outstanding, December 31, 1995..................              --                 --                    --
   Granted......................................         1,129,400          $0.25_$ 1.85             $0.39
   Canceled.....................................          (33,000)           0.25-- 1.85              0.40
                                                         ---------          ------------             -----
Outstanding, December 31, 1996..................         1,096,400           0.25-- 1.85              0.39
   Granted......................................           435,150           1.85--12.13              5.77
   Exercised....................................         (130,263)           0.25-- 1.85              0.42
   Canceled.....................................          (69,333)           0.25--11.00              4.19
                                                         ---------          ------------             -----
Outstanding, December 31, 1997..................         1,331,954          $0.25_$12.13             $1.94
                                                         ---------          ------------             -----
Exercisable, December 31, 1997..................           326,992          $0.25_$ 1.85             $0.48
                                                         ---------          ------------             -----


         At December 31, 1997, options to purchase 1,727,000 shares of commons stock were available for future grants under the 1997 Plan.

         The range of exercise prices for options outstanding and options exercisable at December 31, 1997 are as follows:

                                                   OPTIONS
                                                 OUTSTANDING
                                             ---------------------                                    OPTIONS
                                                   WEIGHTED                                          EXERCISABLE
                                                    AVERAGE                                  ---------------------------------
        RANGE OF EXERCISE       OPTIONS           REMAINING           WEIGHTED AVERAGE         OPTIONS         WEIGHTED AVERAGE
             PRICES           OUTSTANDING      CONTRACTUAL LIFE        EXERCISE PRICE        EXERCISABLE        EXERCISE PRICE
             ------           -----------      ----------------        --------------        -----------        --------------

           $0.25_$1.85        1,117,804               8.2                   $0.59                326,992              $0.48
            5.50--7.50           30,250               9.1                    5.99                   --                   --
            8.00_11.00          167,900               9.6                    9.25                   --                   --
           12.13_12.13           16,000               9.7                   12.13                   --                   --
           -----------           ------               ---                   -----
                              1,331,954               8.4                   $1.94                326,992              $0.48
                              ---------               ---                   -----                -------              -----


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

         (c) Stock Based Compensation

         In October 1995, the FASB issued SFAS No 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stockbased compensation for employees under the Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1997 and 1996 had a weighted average fair value of $3.31 and $0.22, respectively. The weighted average assumptions are as follows:


                                                                             YEAR ENDED         YEAR ENDED
                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                1997               1996
                                                                                ----               ----

Risk-free interest rate...............................................           6.16%              5.46%
Volatility...........................................................          70.0%              70.0%
Expected dividend yield..............................................            --                 --
Expected lives.......................................................          4 years            4 years



         The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock would be as follows:


                                                                             YEAR ENDED         YEAR ENDED
                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                1997               1996
                                                                                ----               ----

Net income (loss), pro forma.........................................          $(4,527,531)           $385,593
Net income (loss) per share, pro forma                                              $(0.58)              $0.07
Basic................................................................
   Diluted...........................................................               $(0.58)              $0.04
   Pro forma diluted.................................................               $(0.42)              $0.04



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

(13) LEASE COMMITMENTS

         The Company leases certain equipment and its office facility under operating leases that expire at various times through December 2002.

         Future minimum lease payments under these leases at December 31, 1997 are as follows:



Year ending December 31,
1998.......................................................................................           $341,000
1999.......................................................................................            335,000
2000.......................................................................................            320,000
2001.......................................................................................            299,000
2002.......................................................................................            274,000
                                                                                                    ----------
                                                                                                    $1,569,000
                                                                                                    ----------


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


                                                                YEAR ENDED DECEMBER 31, 1997
                                                                ----------------------------
                                                     FIRST           SECOND           THIRD           FOURTH
                                                    QUARTER          QUARTER         QUARTER         QUARTER
                                                    -------          -------         -------         -------

Total revenues............................         $3,700,637      $4,577,859      $5,001,439       $6,087,897
Gross profit..............................          2,892,140       3,458,570       3,901,898        4,698,658
Net income (loss).........................            271,965         431,931         645,178      (5,730,826)

Net income (loss) per share                             $0.05           $0.08           $0.07          $(0.49)
Basic.....................................
   Diluted................................              $0.03           $0.05           $0.06          $(0.49)


                                                                YEAR ENDED DECEMBER 31, 1997
                                                                ----------------------------
                                                     FIRST           SECOND           THIRD           FOURTH
                                                    QUARTER          QUARTER         QUARTER         QUARTER
                                                    -------          -------         -------         -------

Total revenues............................         $1,491,404      $1,779,662      $2,125,601       $3,004,551
Gross profit..............................          1,145,807       1,390,186       1,636,672        2,219,722
Net income................................             53,134         134,244          95,648          156,637
Net income per share                                    $0.01           $0.02           $0.02            $0.03
Basic.....................................
   Diluted................................              $0.01           $0.02           $0.01            $0.02



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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 1998

                                  OMTOOL, LTD.



                        VALUATION AND QUALIFYING ACCOUNTS



DESCRIPTION                                            BALANCE         CHARGED TO       WRITE-OFFS       OTHER (1)        BALANCE
-----------                                         AT BEGINNING       COSTS AND        ---------       ---------         AT END
                                                      OF PERIOD         EXPENSES                                         OF PERIOD
                                                      ---------         --------                                         ---------

Accounts receivable reserve
   December 31, 1995..........................         $81,370        $280,400        $281,770         $--                $80,000
   December 31, 1996..........................          80,000         354,500          59,500          --                375,000
   December 31, 1997..........................         375,000         481,000          --              181,000         1,037,000



-----------

(1) Amount represents additional reserves resulting from the purchase of all of the outstanding common stock of CMA Ettworth Limited in December 1997.