Form 10-Q/A
period 1998-09-30
OMTOOL LTD
filed 1999-03-17
CIK 1020579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q / A
                               Amendment No. 1 to

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

                                  Yes X No ___

There were 12,514,066 shares of the Company's Common Stock, par value $0.01, outstanding on March 12, 1999.

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-q
                    For the Quarter Ended September 30, 1998
                                    CONTENTS

      ITEM NUMBER                                                                                        PAGE

      PART I: FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements
                Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and
                   December 31, 1997                                                                       3
                Consolidated Statements of Income for the three months and nine months ended
                   September 30, 1998 and 1997 (Unaudited)                                                 4
                Consolidated Statements of Stockholders' Equity for the nine months ended
                   September 30, 1998 (Unaudited)                                                          5
                Consolidated Statements of Cash Flows for the nine months ended September
                   30, 1998 and 1997 (Unaudited)                                                           6
                Notes to Consolidated Financial Statements                                                 7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                  11

      PART II: OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                                           22

      Signatures                                                                                          23


                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1998                   1997
                                                                           ------------------     ------------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   3,086,678          $   2,210,367
   Short-term investments                                                       19,367,134             21,179,766
   Accounts receivable, less reserves of $1,179,000 and $1,037,000 in
     1998 and 1997, respectively                                                 6,017,453              4,727,089
   Prepaid expenses and other current assets                                     1,701,542              1,492,763
   Deferred tax asset                                                              380,000                380,000
                                                                           ---------------        ---------------
         Total current assets                                                   30,552,807             29,989,985

Property and equipment, net                                                      1,957,505              1,752,986

Other assets                                                                     5,399,626              4,954,606
                                                                           ---------------        ---------------

         Total assets                                                        $ 37,909,938           $ 36,697,577
                                                                           ---------------        ---------------
                                                                           ---------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                         $      12,326          $      36,888
   Accounts payable                                                              1,741,794                919,276
   Accrued liabilities                                                           1,768,180              1,808,362
   Income taxes payable                                                            126,363                809,991
   Deferred revenue                                                              2,815,575              2,080,736
                                                                           ---------------        ---------------
         Total current liabilities                                               6,464,238              5,655,253
                                                                           ---------------        ---------------

Deferred tax liability                                                             715,620                883,000
                                                                           ---------------        ---------------

Long-term liabilities                                                               38,935                 10,043
                                                                           ---------------        ---------------

Stockholders' equity:
   Preferred Stock, $.01 par value -
     Authorized-- 2,000,000; issued and outstanding-- none                               -                      -
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued and outstanding -- 13,004,172
     in 1998; 11,846,140 in 1997                                                   130,041                118,461
   Additional paid-in capital                                                   32,665,525             32,255,664
   Accumulated deficit                                                          (2,118,708)            (2,232,548)
   Cumulative translation adjustment                                                14,287                  7,704
                                                                           ---------------        ---------------
         Total stockholders' equity                                             30,691,145             30,149,281
                                                                           ---------------        ---------------

         Total liabilities and stockholders' equity                          $ 37,909,938           $ 36,697,577
                                                                           ---------------        ---------------
                                                                           ---------------        ---------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -----------------------------------    ----------------------------------
                                                                1998              1997                1998             1997
                                                                ----              ----                ----             ----
Revenues:
   Software license                                    $     4,520,557   $     3,337,308      $    13,827,191  $     8,823,556
   Hardware                                                  1,353,683         1,001,637            4,848,559        2,750,075
   Service and other                                         1,508,025           662,494            4,393,664        1,706,304
                                                       ---------------   ---------------      ---------------  ---------------

         Total revenues                                      7,382,265         5,001,439           23,069,414       13,279,935
                                                       ---------------   ---------------      ---------------  ---------------
Cost of revenues:
   Software license                                            295,757           129,462            1,061,334          347,552
   Hardware                                                    900,991           650,720            2,902,368        1,859,156
   Service and other                                           681,626           319,359            2,176,032          820,619
                                                       ---------------   ---------------      ---------------  ---------------

         Total cost of revenues                              1,878,374         1,099,541            6,139,734        3,027,327
                                                       ---------------   ---------------      ---------------  ---------------

         Gross profit                                        5,503,891         3,901,898           16,929,680       10,252,608
                                                       ---------------   ---------------      ---------------  ---------------
Operating expenses:
   Sales and marketing                                       3,236,673         1,881,713            9,132,870        4,819,931
   Research and development                                  1,312,919           882,734            3,828,998        2,436,436
   General and administrative                                1,171,584           380,514            3,380,813        1,158,969
   Acquisition costs                                                 -                 -              182,654                -
                                                       ---------------   ---------------      -------------    ---------------

         Total operating expenses                            5,721,176         3,144,961           16,525,335        8,415,336
                                                       ---------------   ---------------      ---------------        ---------

         Income (loss) from operations                        (217,285)          756,937              404,345        1,837,272

Interest income                                                225,256           154,840              598,655          202,323
Interest expense                                                  (705)           (6,599)              (3,216)         (25,521)
                                                       ---------------   ---------------      ---------------- ---------------

         Income before provision for income taxes                7,266           905,178              999,784        2,014,074

Provision for income taxes                                       1,964           260,000              270,144          665,000
                                                       ---------------   ---------------      ---------------  ---------------


         Net income                                    $         5,302   $       645,178      $       729,640  $     1,349,074
                                                       ---------------   ---------------      ---------------  ---------------
                                                       ---------------   ---------------      ---------------  ---------------

Net income per share
         Basic                                         $         0.00    $         0.07       $         0.06   $         0.21
                                                       ---------------   ---------------      ---------------  ---------------
                                                       ---------------   ---------------      ---------------  ---------------
         Diluted                                       $         0.00    $         0.06       $         0.05   $         0.14
                                                       ---------------   ---------------      ---------------  ---------------
                                                       ---------------   ---------------      ---------------  ---------------
Weighted average number of common shares outstanding
         Basic                                              12,913,786         8,947,370           12,749,814        6,564,361
                                                       ---------------   ---------------      ---------------  ---------------
                                                       ---------------   ---------------      ---------------  ---------------
         Diluted                                            13,479,347        11,283,406           13,543,443        9,933,453
                                                       ---------------   ---------------      ---------------  ---------------
                                                       ---------------   ---------------      ---------------  ---------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)






                                       COMMON STOCK,
                                      $0.01 PAR VALUE        ADDITIONAL                  CUMULATIVE       TOTAL
                                  NUMBER OF                   PAID-IN     ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                    SHARES        AMOUNT      CAPITAL       DEFICIT      ADJUSTMENT       EQUITY


BALANCE, DECEMBER 31, 1997       11,846,140   $    118,461   $ 32,255,664   $ (2,232,548)   $      7,704   $ 30,149,281
   Exercise of stock options        478,762          4,788        214,403           --              --          219,191
   Issuance of common stock
    for acquisitions                679,270          6,792        195,458       (615,800)           --         (413,550)
   Change in cumulative
    translation adjustment             --             --             --             --             6,583          6,583
   Net income                          --             --             --          729,640            --          729,640
                                 ----------   ------------   ------------   ------------    ------------   ------------
BALANCE  SEPTEMBER 30, 1998      13,004,172   $    130,041   $ 32,665,525   $ (2,118,708)   $     14,287   $ 30,691,145
                                 ----------   ------------   ------------   ------------    ------------   ------------
                                 ----------   ------------   ------------   ------------    ------------   ------------




  The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    1998            1997
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net income                                                                     $  729,640     $  1,349,074
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                                 1,941,560          292,179
     Deferred income taxes                                                          (167,380)               -
     Changes in assets and liabilities, net of acquisitions-
       Accounts receivable                                                        (1,053,855)      (1,243,814)
       Prepaid expenses and other current assets                                    (150,422)        (238,878)
       Accounts payable                                                              708,742          (68,518)
       Accrued liabilities                                                          (305,317)         655,199
       Income taxes payable                                                         (687,905)         255,743
       Deferred revenue                                                              556,284          361,285
       Long-term liabilities                                                         (81,072)        (170,627)
                                                                                ------------   ---------------

              Net cash provided by operating activities                            1,490,275        1,191,643
                                                                                ------------   --------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                            (1,181,245)        (827,543)
   Purchases of short-term investments                                           (28,348,368)     (26,719,838)
   Proceeds from sale of short-term investments                                   30,160,000        2,658,800
   Increase in other assets                                                       (1,361,231)         (12,851)
   Cash acquired in connection with acquisitions of DPSI and TRS                     111,071                -
                                                                                ------------   --------------

              Net cash used in investing activities                                 (586,532)     (24,901,432)
                                                                                -------------  ---------------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                       (247,672)        (273,984)
   Proceeds from issuance of common stock                                                  -       24,150,898
   Exercise of stock options                                                         219,191                -
                                                                                ------------   --------------

              Net cash provided by (used in) financing activities                    (28,481)      23,876,914
                                                                                -------------  --------------

Foreign exchange effect on cash                                                        1,049                -
                                                                                ------------   --------------

Net increase in cash and cash equivalents                                            876,311          167,125

Cash and cash equivalents, beginning of period                                     2,210,367        2,042,100
                                                                                ------------   --------------


Cash and cash equivalents, end of period                                          $3,086,678     $  2,209,225
                                                                                ------------   --------------
                                                                                ------------   --------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-

     Interest                                                                     $    3,216     $     25,521
                                                                                ------------   --------------
                                                                                ------------   --------------
     Income taxes                                                                 $1,078,772     $    409,324
                                                                                ------------   --------------
                                                                                ------------   --------------


Supplemental Disclosure of Noncash Investing and Financing Transactions:

   Accrued dividends on Series B Convertible Redeemable Preferred Stock           $        -     $    233,333
                                                                                ------------   --------------
                                                                                ------------   --------------
   Conversion of Series A and B Preferred Stock                                   $        -     $  5,401,625
                                                                                ------------   --------------
                                                                                ------------   --------------

In connection with the acquisition of DPSI and TRS, the following non-cash transactions occurred:
     Fair value of net assets acquired                                            $  524,621     $        -
     Issuance of common stock                                                       (413,550)             -
                                                                                -------------  ------------

Cash acquired in connection with acquisitions of DPSI and TRS                     $  111,071     $        -
                                                                                ------------   --------------
                                                                                ------------   --------------

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

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------------------------   -------------------------------
                                                                     1998            1997              1998            1997
                                                                 ------------    ------------      ------------    --------
       Weighted average number of common shares outstanding        12,913,786      8,947,370        12,749,814      6,564,361
       Potential common shares pursuant to stock options              565,561      1,081,527           793,629        926,102
       Potential common shares pursuant to conversion of
         redeemable convertible preferred stock                           --       1,254,509                --      2,442,990
                                                                 ------------    -----------      -------------    -----------
       Diluted weighted average shares                             13,479,347     11,283,406        13,543,443      9,933,453
                                                                 ------------    -----------      -------------    -----------
                                                                 ------------    -----------      -------------    -----------


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

(3)      COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------------------------   -------------------------------
                                                                     1998            1997              1998            1997
                                                                 ------------    ------------      ------------    --------
       Net income                                                  $    5,302     $  645,178        $   729,640     $1,349,074
       Foreign currency translation adjustments, net of taxes             779             --              4,042             --
                                                                   ------------    ------------      ------------   -----------

       Comprehensive income                                        $    6,081     $  645,178        $   733,682     $1,349,074
                                                                   ------------    ------------      ------------   -----------
                                                                   ------------    ------------      ------------   -----------



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

(7)      RESTATEMENT

      In connection with the Company's acquisition of CMA Ettworth Limited (CMA) on December 5, 1997, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $6.7 million of in-process research and development projects (IPR&D) that had not reached technological feasibility without any alternative future use. Accordingly, the portion allocated to IPR&D was expensed immediately.

      The value allocated to IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. This valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the Securities and Exchange Commission (SEC) has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance and comments received by the Company from the SEC Staff, the Company obtained a revised independent appraisal incorporating this new guidance, resulting in a change to the allocation of the purchase price, as follows:

                                                               ORIGINAL               REVISED
                                                              ALLOCATION            ALLOCATION
                                                              ----------            ----------
       Current assets                                         $1,452,891            $1,452,891
       Property and equipment                                    397,891               397,891
       Acquired intangible assets                                590,000             2,090,000
       IPR&D                                                   6,680,000             3,100,000
       Goodwill                                                  245,430             2,925,430
       Deferred income taxes                                   (236,000)             (836,000)
       Liabilities assumed                                   (1,593,843)           (1,593,843)
                                                             -----------           -----------
                                                              $7,536,369            $7,536,369
                                                             -----------           -----------
                                                             -----------           -----------

      The accompanying 1997 balance sheet and 1998 financial statements have been restated to reflect the above revised purchase price allocation. The effect of the restatement was as follows:


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                        -----------------------------    --------------------------------
                                                             1998             1997             1998               1997
                                                             ----             ----             ----               ----
         Net income, as previously reported                $184,781         $645,178        $1,230,573         $1,349,074
         Net income, as restated                             $5,302         $645,178          $729,640         $1,349,074
         Diluted net income per share, as previously
           reported                                           $0.01            $0.06             $0.09              $0.14
         Diluted net income per share, as restated
                                                              $0.00            $0.06             $0.05              $0.14


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

     The Company has expanded its business through three acquisitions. In December 1997, the Company acquired CMA Ettworth Limited, based in London, England, a provider of fax solutions for the IBM AS/400 market. The acquisition was accounted for as a purchase and resulted in a one-time charge for purchased, in-process research and development of approximately $3.1 million in the fourth quarter of 1997. In February 1998, the Company acquired Desktop Paging Software, Inc., a New Hampshire based provider of wireless messaging software, and TRS Technologies, Inc., a Portland, Oregon based provider of LAN fax and cost recovery systems for law firms. These acquisitions were accounted for under the pooling of interest method of accounting.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                            Three months ended              Nine months ended
                                              September 30,                   September 30,
                                        ---------------------------     ---------------------------
                                          1998            1997            1998          1997
                                          ----            ----            ----          ----
Revenues:
   Software license                        61.2 %          66.7 %         59.9 %         66.5 %
   Hardware                                18.3            20.0           21.0           20.7
   Service and other                       20.5            13.3           19.1           12.8
                                         ------          ------         ------         ------
      Total revenues                      100.0           100.0          100.0          100.0
                                         ------          ------         ------         ------
Cost of revenues:
   Software license                         4.0             2.6            4.6            2.6
   Hardware                                12.2            13.0           12.6           14.0
   Service and other                        9.2             6.4            9.4            6.2
                                         ------          ------         ------         ------
      Total cost of revenues               25.4            22.0           26.6           22.8
                                         ------          ------         ------         ------
Gross profit                               74.6            78.0           73.4           77.2
                                         ------          ------         ------         ------
Operating expenses:
   Sales and marketing                     43.8            37.6           39.6           36.3
   Research and development                17.8            17.7           16.6           18.4
   General and administrative              15.9             7.6           14.7            8.7
   Acquisition costs                         --              --            0.8             --
                                         ------          ------         ------         ------
      Total operating expenses             77.5            62.9           71.7           63.4
                                         ------          ------         ------         ------
Income (loss) from operations              (2.9)           15.1            1.7           13.8
Interest income, net                        3.0             3.0            2.6            1.4
                                         ------          ------         ------         ------
Income before provision for

   income taxes                             0.1            18.1            4.3           15.2
Provision for income taxes                  0.0             5.2            1.2            5.0
                                         ------          ------         ------         ------
Net income                                  0.1 %           12.9 %         3.1 %          10.2 %
                                         ------          ------         ------         ------
                                         ------          ------         ------         ------


Gross profit:
   Software license                        93.5 %          96.1 %         92.3 %         96.1 %
   Hardware                                33.4            35.0           40.1           32.4
   Service and other                       54.8            51.8           50.5           51.9



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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $1.2 million and $381,000 for the three months ended September 30, 1998 and 1997, respectively, or 16% and 8% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses and amortization incurred as a result of recent acquisitions and operating multiple locations worldwide. General and administrative expenses as a percentage of total revenues increased due to the addition of personnel required to adequately support the expansion of the Company's operations and the additional amortization expense incurred as a result of recent acquisitions. The Company expects that general and administrative expenses are likely to continue to increase in absolute terms.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $225,000 in the three months ended September 30, 1998 compared to $148,000 earned in the comparable period last year.

     PROVISION FOR INCOME TAXES. Provision for income taxes was approximately $2,000 and $260,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 27% and 29% in the three months ended September 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.


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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.4 million and $1.2 million for the nine months ended September 30, 1998 and 1997, respectively, or 15% and 9% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses and amortization incurred as a result of recent acquisitions. General and administrative expenses as a percentage of total revenues increased due to the addition of personnel required to adequately support the expansion of the Company's operations and the additional amortization expense incurred as a result of recent acquisitions. The Company expects that general and administrative expenses are likely to continue to increase in absolute terms.

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

     PROVISION FOR INCOME TAXES. Provision for income taxes was $270,000 and $665,000 for the nine months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of approximately 27% and 33% in the nine months ended September 30, 1998 and 1997, respectively. Income taxes in 1998 have been provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income. The effective income tax rate in 1998 is lower than 1997 due primarily to additional tax-exempt interest earned and increased research and development credits.

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

DISCUSSION OF ACQUIRED TECHNOLOGIES

     CMA-Ettworth ("CMA") was acquired in the quarter ended December 31, 1997. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. CMA is located in Kingston-upon-Thames, just outside of London, England, and has two wholly owned subsidiaries, one in Paris, France and the other in Florida.

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

     Regarding Omtool's acquisition of CMA, the transaction was structured as a purchase of the assets and the business of CMA. Subsequent to the acquisition, it was appropriate to immediately expense the purchased in-process technology that had not yet reached technological feasibility without any alternative use, valued at $6.7 million. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. In the September 30, 1998 10-Q, the amount of the CMA purchase price that was allocated to purchased in-process technology was determined to be $6.7 million. This was based on accepted appraisal methodologies used at the time of the allocation. Since the date of the September 30, 1998 filing, the in-process technology has been revised to an allocation of $3.1 million incorporating new guidelines.

    The valuation was attributable to the fact that CMA had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than as an enterprise fax software application. The value is attributable solely to the development efforts completed as of the acquisition date.

     The valuation included, but was not limited to, an analysis of (1) the market for CMA products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, Omtool and CMA company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general & administrative expenses as a result of the acquisition. The Company did not anticipate any expense reductions or other synergies as a result of the acquisition. The basis of the acquisition was an attempt to enhance the Company's competitive position by offering a broader product line, including support for AS/400 systems and the implementation of advanced technologies such as least-cost routing, load balancing, in-bound fax routing, and fax-to-email connectivity.

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

     Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from CMA. The Company currently believes that expenses associated with completing the purchased in-process research and development and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in the analysis and that completion dates for the CMA development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or in selling, general & administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; ongoing commercialization of in-process research and development acquired from CMA; Year 2000 readiness; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

PART II        OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                NUMBER         EXHIBIT DESCRIPTION
                27             Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                                  OMTOOL, LTD.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OMTOOL, LTD.


March 16, 1999                 By: /S/ DARIOUSH MARDAN
                                   -------------------
                                    Darioush Mardan
                                    Chief Financial Officer,
                                     Secretary and Treasurer