Form 10-K405
period 1998-12-31
OMTOOL LTD
filed 1999-03-31
CIK 1020579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

    FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22871

                            ------------------------

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 29, 1999, was approximately $50,454,088 (based upon the closing price of the Registrant's Common Stock on March 29, 1999 of $3.81 per share).

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 29, 1999 was 12,588,402.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; (iv) the Company's ability to satisfy working capital requirements and (v) the Company's Year 2000 readiness. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

ITEM 1. BUSINESS

                                    BUSINESS

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software, delivering solutions which automate and integrate communication throughout the enterprise. Omtool's product families, licensed typically on a shrink-wrap basis, provide users with an extensive, flexible feature set for transmitting and receiving documents and improve an organization's management of its communications processes by providing a suite of utility and control functions. Omtool's software products can be deployed on heterogeneous, multi-platform networks and can be integrated with both desktop and enterprise software applications as well as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable, as servers, clients and fax lines can be implemented and added over time. To date, Omtool's products have addressed the facsimile and document communication needs of enterprises. Omtool's products are available on the Windows NT, AS/400, Sun Solaris, and VMS server operating systems, and Windows 95, Windows NT, Windows 3.1.x, AS/400, Macintosh, Java and ActiveX clients. Omtool has licensed its products to thousands of customers worldwide.

    The Company was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8 Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900.

INDUSTRY BACKGROUND

    To be competitive in today's marketplace, companies must focus on improving electronic communications within their organizations and beyond the enterprise. Growth in electronic communication is being driven by productivity and efficiency demands on knowledge workers, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise to incorporate suppliers, customers and other business partners, and the general globalization of markets. Enterprises are responding to the need for improved communications through the use of a combination of telephony, facsimile, e-mail and groupware solutions. Facsimile transmission has been adopted as a worldwide standard for electronic communication because of its ease of use, real-time transmission of information, and consistent uniform protocol standards.

    A number of technological developments have continued to emerge to create opportunities to automate, integrate and decrease the costs of fax and other corporate communications methods. These developments include the proliferation of personal computers in the corporate workplace, the growth of the client/server computing environment, the emergence of the fax modem and remote access technology, and the growth of wide area network ("WAN") infrastructure, including high speed T1/T3 public networks. Also, the further emergence and reliability of the Internet, T.37 standards for store-and-forward Internet faxing and corporate intranets have created additional opportunities to decrease and, in some cases, eliminate, the telecommunication costs of faxing. In addition, the rapid adoption of Windows NT as a cost-effective, technologically-advanced platform for enterprise computing is creating an environment whereby companies can realize significant improvements in corporate communications through the use of automation software.

    Despite these technological improvements, only limited advances have been made to automate fax communication and to coordinate and integrate communication by fax with other communications methods. Traditional fax communication within and beyond the enterprise continues to be prone to errors and delays in transmission and reception due to manual copying, sending and routing processes. Additionally, business managers and information technology ("IT") professionals are often unable to effectively manage access and analyze and control usage costs across this critical corporate communications medium. Because the vast majority, the Company believes, of all faxed documents are created electronically, the lack of integration between traditional fax machines, fax servers and enterprise applications causes additional inefficiencies in the document communications and management process. Moreover, traditional fax communication via fax machines has failed to integrate with emerging communications methods that are complementary to fax transmission, such as e-mail and groupware, to create a coordinated communications process throughout the extended enterprise.

    Historical approaches to improving facsimile communications such as desktop-based fax software and host-based fax applications have not provided a comprehensive solution for the requirements of the enterprise. Desktop fax applications are unable to support workgroups or divisions within an organization, are often limited to a single desktop operating system and do not provide complete management functions. In addition, desktop-based fax applications are limited in that they require significant investment by the organization in dedicated modem or fax boards in each user's PC and a telephone line connection for each modem or fax board. Host-based fax applications running on mainframes or minicomputers are typically expensive, difficult to maintain and relatively inflexible to meet the changing needs of the enterprise. In addition, host-based fax applications are difficult to integrate in a changing technological environment. Furthermore, these approaches have failed to integrate existing stand-alone fax machines and therefore use of these solutions requires individuals to change established practices of using fax machines to send facsimiles.

    As corporate communications have become more critical and complex, a need has arisen for a solution to automate and integrate fax communications throughout the enterprise and address a broad range of faxing requirements from person-to-person to volume broadcast transmissions. Such a solution must provide users and managers with superior functionality, provide tight integration with applications and other communications methods such as e-mail and groupware, leverage existing network technology and be implemented on a scaleable, multi-platform client/server architecture to address the needs of the extended enterprise. Additionally, such a solution should also incorporate these features with more traditional methods of fax communication, such as stand-alone fax machines, so that companies have the flexibility to choose the most efficient method of faxing and eliminate the necessity of forcing individuals to change their established practices of faxing.

THE OMTOOL SOLUTION

    Omtool provides an open, client/server software solution, licensed typically on a shrink-wrap basis, for automating and integrating facsimile communications throughout the enterprise. Omtool's solution provides the following key benefits:

    COMPREHENSIVE FAX SOLUTION. Omtool's products provide users with an extensive, flexible feature set for transmitting, receiving and managing facsimiles. Omtool's products are designed to enhance an organization's management of its fax communications processes by providing a suite of utility and control functions for both IT staff and business managers.

    TIGHT INTEGRATION WITH DESKTOP AND PRODUCTION APPLICATIONS. Omtool's products manage the transmission of documents originating from desktop applications as well as volume-based facsimiles generated by production applications, such as purchase orders, invoices and shipping notices. Omtool's products can be integrated with off-the-shelf software applications as well as in-house custom applications.

    COMPLEMENTARY E-MAIL AND GROUPWARE FUNCTIONALITY. Omtool's products are designed to connect to and complement e-mail and groupware by enabling faxes to be sent and received through these applications. Omtool's products support multiple, complementary e-mail and groupware systems, including Microsoft Exchange, Lotus Notes, Microsoft Mail, Lotus cc:Mail and Simple Mail Transfer Protocol ("SMTP").

    LEVERAGE EXISTING INFRASTRUCTURE INVESTMENTS. Omtool's products are designed to operate on heterogeneous networks and enable enterprises to leverage their existing IT server, desktop infrastructure and telecommunications investments. Omtool's products support multiple, simultaneous protocols and are generally available on the Windows NT, AS/400, Sun Solaris and VMS server operating systems, and Windows NT, Windows 95, Windows 3.1.x, AS/400, Macintosh, Java, and ActiveX clients. Omtool's products operate with existing public and leased telephone lines and enable users to take advantage of enhanced services offered by telecommunication carriers and specialized service providers.

    INTEGRATION WITH FAX MACHINES. Additionally, a new suite of Internet fax products, planned for release in the second quarter of 1999, is designed to permit companies to send faxes via the Internet and will integrate existing, stand-alone fax machines with the enterprise's network fax servers. These products are intended to enable a company to integrate its entire faxing infrastructure. Furthermore, these offerings extend Fax Sr.'s management capability to archive, store, view and monitor the enterprise's fax machine inbound and outbound activity. This will enable telecommunications managers to identify fax trends and manage costs more effectively for all of their organization's inbound and outbound faxes.

    ENTERPRISE-STRENGTH SOLUTION. Omtool's products are architected to be modular and scaleable to meet the needs of worldwide enterprises. Servers, clients, stand-alone fax machines and fax lines can be implemented and added over time in a deployment of Omtool's fax communication products.

STRATEGY

    The Company's objective is to become the leading provider of client/server facsimile software solutions. The Company seeks to achieve this objective by implementing the following business strategy:

    MAINTAIN TECHNOLOGY LEADERSHIP IN THE ENTERPRISE MARKET. The Company intends to continue to invest in research and development to ensure that its products remain robust and scaleable for the enterprise market. The Company strives to bring enhanced features to the market to respond to changing customer requirements and evolving technology. The Company believes that its core product, Fax Sr., was the first commercially available client/server facsimile solution to provide e-mail and Microsoft Exchange integration and to incorporate least cost and global routing.

    CONTINUE LEADERSHIP IN THE WINDOWS NT ENVIRONMENT. The Company believes that Windows NT will become the dominant computing platform in the enterprise environment. The Company believes that its core product, Fax Sr., was the first commercially available client/server facsimile solution for the Windows NT platform, and the Company has built a leadership position in this market. The Company intends to continue to focus a portion of its near-term product development efforts on Windows NT-related functionality. See "Factors Affecting Future Performance."

    ENTER VERTICAL MARKETS. With the acquisition of TRS Technologies, Inc. (now known as Omtool Legal Systems) in February 1998, the Company has begun to pursue opportunities in vertical industries. Omtool Legal Systems' primary product, LegalFax, was specifically designed to provide law firms with network faxing capabilities and to integrate with their cost recovery systems. The Company believes that significant opportunities exist to expand into other vertical industries and intends to pursue these opportunities by developing new products that leverage the specialized features already developed for LegalFax. See "Factors Affecting Future Performance."

    ENTER LOW-END MARKETS. Historically, the Company has derived only a small percentage of its revenue from sales of its products to small businesses. The Company believes that there is potential to expand the use of its products into this market. The Company has recently introduced its Fax Sr. Express product line that was designed for small businesses and for workgroups and remote offices within larger organizations. The Fax Sr. Express product line currently offers complete native integration with Microsoft Exchange and Outlook e-mail systems and is designed to meet the needs of workgroups consisting of up to 250 users. See "Factors Affecting Future Performance."

    LEVERAGE EMERGING TECHNOLOGY. The Company believes that there are opportunities to expand the use of its products by leveraging emerging technology, such as the Internet, T.37 standards for store-and-forward Internet faxing and corporate intranets, to decrease and, in some cases, eliminate, the telecommunication costs of faxing. The Company intends to pursue these opportunities by introducing new products in the near-term. Accordingly, the Company intends to focus a significant portion of its near-term product development efforts on Internet related functionality. See "Factors Affecting Future Performance."

    LEVERAGE INSTALLED BASE OF CUSTOMERS. The Company believes that significant opportunities exist to expand the use of its products across more users and applications at the Company's existing customer installations. The Company intends to pursue these opportunities by introducing new products and by providing comprehensive post-sale customer support. In addition, the Company believes that a highly-referenceable customer base is of critical importance in marketing its products to new customers.

    PURSUE MULTIPLE DISTRIBUTION CHANNELS. The Company believes that multiple distribution channels are necessary to penetrate its target markets. The Company is currently expanding its distribution network, including expanding its indirect channels within the United States and internationally and continue to expand its existing dedicated sales force to focus on sales to large corporate accounts and post-sale relationship management.

    EXPAND INTERNATIONAL SALES. The Company intends to expand its international presence (primarily in Europe and South America) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 1996, 1997 and 1998, approximately 5%, 10% and 17%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 1999, the Company plans to continue to increase its investment in sales and marketing efforts directed toward international markets.

    PURSUE STRATEGIC RELATIONSHIPS. The Company is seeking to form relationships with leading providers of products and services complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and an alternative source of implementation services. The Company also believes that these relationships will be beneficial in exposing its products to new markets and prospective customers. The Company has entered into strategic alliances with UNIFI Communications, Inc., Xpedite Systems, Inc., and Cable and Wireless, Inc., providers of enhanced fax carrier services, and with Active Voice Corporation and Lucent/Octel, providers of PC-based voice mail systems and computer-telephony integration solutions, and Hewlett Packard, a provider of network scanning/fax machines. Additionally, Omtool has recently entered into strategic alliances with NetCentric Corporation, a provider of carrier-class Internet fax systems, and System Software Associates (SSA), a global provider of enterprise resource planning software.

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

PRODUCTS AND SERVICES

    FAX SR.

    Fax Sr. is a client/server software solution for automating and integrating fax communication throughout the enterprise. As an integrated component of an enterprise software system, Fax Sr. is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. Fax Sr. is licensed typically on a shrink-wrap basis, primarily on the Windows NT, Sun Solaris and VMS server operating systems. In 1998, approximately 69% of the Company's software license revenues were derived from Fax Sr. NT. Fax Sr. can be configured with a variety of networked clients, including Windows NT, Windows 95, Windows 3.1.x, Internet browsers, and Macintosh.

    Fax Sr. NT was first released in March 1995 and the current version, 3.0, was released in December 1998. Fax Sr. Sun Solaris was first released in March 1998 and the current version, 5.2, was released in January 1999. Fax Sr. VMS was first released in 1993 and the current version, 4.1, was released in March 1997.

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

    FAX SR. EXPRESS

    Fax Sr. Express, a new version of Fax Sr. introduced in February 1999, is designed for small businesses, workgroups and remote offices within larger organizations. Fax Sr. Express incorporates the most widely used features of Fax Sr. packaged in an easy-to-install, easy-to-manage, and easy-to-use product at a lower price.

    Fax Sr. Express is licensed on a shrink-wrap basis and runs on the Windows NT version 4.0 operating system. Fax Sr. Express provides complete native integration with Microsoft Exchange and Outlook e-mail systems and a Windows 32-bit desktop fax client application so users can easily send and receive faxes from the desktop. Microsoft Management Console (MMC) based administration provides the ability to configure or reconfigure fax modems, monitor inbound and outbound fax queues, and add, delete or modify users and settings. Fax Sr. Express installs all NT platform and Fax Sr. Express application components in an easy-to-follow, step-by-step process and auto-detects and configures fax modems.

    The Company's Fax Sr. Express product is licensed to its customers on a per server basis. Pricing is based on the number of servers, number of users, and number of facsimile telephone lines deployed. The software list price for a deployment of one NT server, 10 users, and two telephone lines is approximately $800. The software list price to add ten additional users is approximately $400 and to add two additional telephone lines is approximately $600.

    LEGALFAX

    LegalFax is a client/server software solution for law firms to automate and integrate fax communication and cost recovery systems. LegalFax is licensed typically on a shrink wrap basis, primarily on the Windows 95/98 and Windows NT operating systems. LegalFax supports Microsoft Mail, Microsoft Exchange, Novell GroupWise, Lotus cc:Mail, and Lotus Notes and allows users to fax using native transport protocol. Additionally, LegalFax is fully integrated with document management systems such as PC DOCS Open, iManage, and SoftSolutions, as well as with time and billing systems such as Equitrac, Elite and CMS Open.

    LegalFax is comprised of four main components: LegalFax Client, LegalFax Server, LegalFax Accounting and LegalFax FaxCenter. The LegalFax Client allows users to send faxes directly from the desktop, automatically validating client matter data and integrates with document management systems. The LegalFax Server uses the Fax Sr. NT fax server as its fax engine and provides the messaging gateway for fax transmissions. The LegalFax Accounting component allows integration with cost recovery systems. The LegalFax FaxCenter allows fax administrators to instantly route incoming faxes directly to workstations, distribution lists, printers, or fax machines using existing e-mail networks.

    LegalFax provides a comprehensive feature set with functionality important specifically to users, business managers, and IT professionals in law firms. LegalFax enables users to fax documents directly from document management systems and to retrieve and automatically validate client matter data from such systems before a fax is sent to the fax server. The LegalFax Accounting module automatically captures this client and cost information and produces a custom file which can be posted to most time and billing systems.

    FAX/400

    FAX/400 is a client/server software solution for automating and integrating fax communication for AS/400 and Windows NT users. FAX/400 incorporates the Fax Sr. NT Server and is a full-function fax system complete with built-in text editor for internal and external e-mail, directory and distribution list management. FAX/400 fully integrates with Microsoft Exchange, Lotus Notes, SMTP, Microsoft Mail, and

Lotus cc:Mail. FAX/400 can be configured with a variety of networked clients, including AS/400 terminals, Windows 95, Windows NT, Macintosh, ActiveX, Java, DOS and Office/Vision/400.

    FAX/400 provides not only the feature set included in the Fax Sr. NT server but also a comprehensive feature set with functionality important specifically to users, business managers, and IT professionals of AS/400 systems. Fax/400 permits fax enabling of existing AS/400 line-of-business applications without programming, and its directories and distribution lists facilitate easy addressing of facsimiles. Additionally, FAX/400 provides a single point of sending and receiving faxes, while delivering portability between Windows NT and AS/400 mid-range systems.

    FAX/400 allows faxes and e-mail to be sent in a variety of ways with or without automatic fax covers. These faxes and e-mail can be created from any terminal on the AS/400 system in the built-in text editor, Office/Vision/400 or any Windows, OS/2 or DOS application. Connection via TCP/IP, Client Access, Rumba, or Elite is supported in Windows 3.1, Windows 95, and OS/2 environments.

HARDWARE

    The Company also resells certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers, and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from vendors such as Brooktrout Technology, Dialogic and Natural MicroSystems.

CUSTOMER SERVICE

    To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a period of 12 months, including telephone support, notification of product upgrades, minor product upgrades, functional releases and maintenance releases, technical bulletins and replacement of damaged media. Support services may be renewed by the customer on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Although to date the Company has not provided consulting, configuration and installation services to any significant degree, the Company intends to offer these customer services in the future as warranted by customer demand. There can be no assurance, however, as to the time of introduction or level of market acceptance of, or revenue generated from, any such services. In the event that the Company devotes significant financial and other resources to the provision of such services and fails to achieve market acceptance and generate revenue, the Company's business, financial condition and results of operations could be materially adversely affected.

OTHER PRODUCTS

    As a result of the Company's acquisition of Desktop Paging Software, Inc., the Company's product line has expanded to include both client/server and stand alone software that provide users with instant access to paging from within applications. U-Page Messenger is a client/server paging software solution for seamless integration of computer network and alphanumeric receiving devices. This product allows unlimited users anywhere on a corporate network, intranet, or internet to send messages to anyone carrying a message receiving device. U-Page Messenger is available on Windows NT and Windows 95 operating systems. U-Page Pro is a stand alone paging software solution for sending messages to alphanumeric receiving devices from a computer desktop. U-Page Pro is available in Windows 95, Windows NT, Windows 3.x and Macintosh versions. These new products are sold through the distribution channels presently used for sales of Fax Sr.

SALES AND MARKETING

    The Company historically targeted large and mid-sized corporations, organizations and government entities as the primary market for its Fax Sr. product line. With the introduction of Fax Sr. Express in February 1999, the Company has begun to also target smaller businesses. To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its centralized telesales organization, its key executives and corporate account team, the Company's marketing department and its indirect channels, including resellers, distributors and systems integrators.

    The telesales group qualifies and pursues sales leads generated by Omtool's marketing organization. The Company has historically conducted its telesales operation from its various offices in the US and Europe. Direct sales by the Company accounted for approximately 79%, 72% and 77%, respectively, of the Company's total revenues in 1996, 1997 and 1998.

    Within North America, the Company also offers its product lines through indirect sales channels such as distributors, systems integrators and resellers of complementary hardware products. The Company plans to expand the number of resellers in North America selling its product lines and anticipates the revenues derived from indirect channels will therefore increase.

    Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. Omtool's distribution strategy is to engage large-volume distributors of software products to serve customers that operate on a multi-national basis. The Company expects to continue to market its products through independent distributors in strategic international markets including Europe and South America. In 1996, 1997 and 1998, sales outside of North America represented approximately 5%, 10% and 17%, respectively, of total revenues.

    In support of its sales organization, the Company conducts comprehensive marketing programs intended to promote and create awareness of the Company's products and position the Company in the enterprise, client/server facsimile software market. These efforts include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns and participation in industry programs and forums.

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

    The Company has entered into strategic alliances with UNIFI Communications, Inc., Xpedite Systems, Inc. and Cable and Wireless, Inc., providers of enhanced fax carrier services, and with Active Voice Corporation and Lucent/Octel, providers of PC-based voice mail systems and computer-telephony integration solutions. Additionally, Omtool has recently entered into strategic alliances with NetCentric Corporation, a provider of carrier-class Internet fax systems, and System Software Associates (SSA), a global provider of enterprise resource planning software. The agreements generally provide for reference sales, limited co-marketing activities and, in the case of UNIFI Communications, Inc. and Active Voice Corporation, resale of Fax Sr. These agreements are mutually non-exclusive.

CUSTOMERS

    As of December 31, 1998, the Company had more than 2,500 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

    No single customer accounted for 10% or more of total revenues in 1996, 1997 or 1998.

RESEARCH AND DEVELOPMENT

    The Company has made substantial investments in research and development. The Company believes its future performance will depend in large part on its ability to develop new products, maintain technological competitiveness, enhance its current product line and meet an expanding range of customer requirements. Omtool deploys its development engineers in product teams which focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on development of new products, the exploration of emerging technologies, continued enhancement of existing products, development of new features, and the integration of acquired products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products in order to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third parties.

    The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 1996, 1997 and 1998 was approximately $2.2 million, $3.9 million and $5.1 million, respectively. Since its inception, the Company has not capitalized any research and development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

COMPETITION

    The client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features, including Internet enabled capabilities; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile products and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

    The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX Inc. (a subsidiary of Applied Voice Technology, Inc.), Fenestrae BV, Optus Software Inc., TopCall International and Biscom, Inc. The Company also competes with providers offering a range of alternative facsimile solutions including operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

    There has been substantial litigation in the software industry involving intellectual property rights. There can be no assurance that claims of infringement of intellectual property rights will not be asserted against the Company and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, inasmuch as the Company licenses certain components of its products from third parties, its exposure to copyright and other infringement actions may increase because the Company must rely on such third parties for information as to the origin and ownership of such licensed components. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1998, the Company employed 195 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol OMTL since August 8, 1997, the date of the Company's initial public offering of Common Stock. Prior to August 8, 1997, there was not a public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by The Nasdaq Stock Market based on actual sales price.

                                                                                                       STOCK PRICE
                                                                                                   --------------------
QUARTER ENDED:                                                                                       HIGH        LOW
-------------------------------------------------------------------------------------------------  ---------  ---------
1997
September 30, 1997...............................................................................  $15        $9 1/4
December 31, 1997................................................................................  $14 3/4    $8 1/4

1998
March 31, 1998...................................................................................  $14 1/8    $9 5/16
June 30, 1998....................................................................................  $13 7/8    $7 3/16
September 30, 1998...............................................................................  $ 7 3/4    $2 1/4
December 31, 1998................................................................................  $ 3 1/4    $1 11/16

    On March 29, 1999, the closing price for the Common Stock was $13.00 per share. As of March 29, 1999, there were approximately 82 stockholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,566 additional beneficial holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                                                         1997
                                                                                                      -----------
                                                                       1994       1995       1996                    1998
                                                                     ---------  ---------  ---------  (RESTATED)   ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license.................................................  $   1,486  $   2,780  $   6,636   $  14,232   $  18,542
  Hardware.........................................................        124        278      1,831       4,308       6,482
  Service and other................................................        338        870      1,879       3,032       6,088
                                                                     ---------  ---------  ---------  -----------  ---------
    Total revenues.................................................      1,948      3,928     10,346      21,572      31,112
                                                                     ---------  ---------  ---------  -----------  ---------
Cost of revenues:
  Software license.................................................         35        104        588       1,027       1,331
  Hardware.........................................................        114        209      1,310       2,867       3,925
  Service and other................................................        130        319        993       1,450       2,951
                                                                     ---------  ---------  ---------  -----------  ---------
    Total cost of revenues.........................................        279        632      2,891       5,344       8,207
                                                                     ---------  ---------  ---------  -----------  ---------
    Gross profit...................................................      1,669      3,296      7,455      16,228      22,905
                                                                     ---------  ---------  ---------  -----------  ---------
Operating expenses:
  Sales and marketing..............................................        649      1,236      3,337       7,937      12,341
  Research and development.........................................        414        893      2,217       3,955       5,059
  General and administrative.......................................        721        750      1,129       2,140       4,755
  Write-off of purchased, in-process research and development......         --         --         --       3,100          --
  Write-off of intangible asset....................................        200         --         --          --          --
                                                                     ---------  ---------  ---------  -----------  ---------
    Total operating expenses.......................................      1,984      2,879      6,683      17,132      22,155
                                                                     ---------  ---------  ---------  -----------  ---------
Income (loss) from operations......................................       (315)       417        772        (904)        750
Interest income (expense), net.....................................         12         (1)        16         392         754
                                                                     ---------  ---------  ---------  -----------  ---------
Income (loss) before provision (benefit) for income taxes..........       (303)       416        788        (512)      1,504
Provision (benefit) for income taxes...............................        (70)        --        244         993         406
                                                                     ---------  ---------  ---------  -----------  ---------
Net income (loss)..................................................  $    (233) $     416  $     544   $  (1,505)  $   1,098
                                                                     ---------  ---------  ---------  -----------  ---------
                                                                     ---------  ---------  ---------  -----------  ---------
Net income (loss) per share (1)
    Basic..........................................................             $    0.07  $    0.08   $   (0.18)  $    0.09
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------
    Diluted........................................................             $    0.07  $    0.05   $   (0.18)  $    0.08
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------
Weighted average number of common shares outstanding (1)
    Basic..........................................................                 6,400      6,596       8,499      12,713
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------
    Diluted........................................................                 6,400     10,379       8,499      13,415
                                                                                ---------  ---------  -----------  ---------
                                                                                ---------  ---------  -----------  ---------

                                                                                          DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                        1994       1995       1996       1997       1998
                                                                      ---------  ---------  ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................................  $      20  $     632  $   2,123  $   2,354  $   2,706
Working capital (deficit)...........................................       (305)        (9)     3,586     23,973     23,610
Total assets........................................................        449      1,721      7,044     37,132     36,403
Long-term debt, net of current portion..............................         --         21        212         --         --
Convertible redeemable preferred stock..............................         --         --      5,167         --         --
Total stockholders' equity (deficit)................................       (405)       120     (1,253)    29,736     29,765

------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; (iv) the Company's ability to satisfy working capital requirements and (v) the Company's Year 2000 readiness. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

OVERVIEW

    Omtool designs, develops, markets and supports open, client/server software, delivering solutions that automate and integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr., LegalFax and FAX/400 product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A majority of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable, excluding a one time charge for purchased, in-process research and development, for the last sixteen quarters.

    Revenues from software licenses are recognized upon shipment of the software if there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company provides a 30-day money back guarantee for its Fax Sr. product and reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances

    The Company is dependent on licenses of its Fax Sr. NT product, first licensed in March 1995, for a substantial portion of its revenues. In the years ended December 31, 1998, 1997 and 1996, approximately 69%, 83% and 66%, respectively, of the Company's software license revenues were derived from Fax Sr. NT. In addition, a substantial portion of the Company's hardware and service and other revenue is dependent on such licenses of Fax Sr. NT.

    The Company also derives revenues from the sale of hardware products such as intelligent fax boards and fax modems. Hardware sales are undertaken as a convenience to the Company's customers and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from vendors such as Brooktrout Technology, Dialogic and Natural MicroSystems. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Revenue for hardware products is recognized upon shipment of the product.

    Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period, which is typically one year. Although to date the Company has not provided a significant amount of consulting, configuration and installation services, the Company intends to offer these customer services in the future as warranted by customer demand.

    The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 17%, 10% and 5% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe and South America) and to increase its investment in sales and marketing efforts directed toward international markets. See "Acquisitions". There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels represent approximately 23%, 28% and 21% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

ACQUISITIONS

    On December 5, 1997, the Company acquired all of the outstanding shares of capital stock of CMA Ettworth Limited ("CMA Ettworth"). CMA Ettworth (now known as Omtool Europe) is headquartered in London, England, with offices in Paris, France and Melbourne, Florida, and designs, markets and supports fax solutions for the IBM AS/400 market. As a result of the CMA Ettworth acquisition, the Company acquired the CMA Ettworth Telex/Fax/400 software products for the IBM AS/400 market including related know-how and goodwill. The purchase price was paid with a combination of 363,637 newly issued shares of common stock, $.01 par value, of the Company and $4 million in cash. The cash used by the Company to fund the acquisition was derived primarily from the proceeds of the Company's initial public offering, which became effective on August 7, 1997. The acquisition was accounted for as a purchase, in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. Based on an independent appraisal, a substantial portion of the purchase price was allocated to purchased in-process research and development (IPR&D) for which the Company incurred a one time charge against earnings of approximately $3.1 million (as restated) in the quarter ended December 31, 1997. See "Discussion of Acquired Technologies".

    On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. (DPSI) in exchange for 294,840 shares of Omtool common stock. DPSI develops, markets and supports wireless messaging software. This transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of DPSI for all periods presented prior to the acquisition.

    On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. (TRS) in exchange for 384,430 shares of Omtool common stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms. This transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of TRS for all periods presented prior to the acquisition.

    Regarding Omtool's acquisition of CMA, the transaction was structured as a purchase of the assets and the business of CMA. Subsequent to the acquisition, it was appropriate to immediately expense the purchased in-process technology that had not yet reached technological feasibility without any alternative use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. In the Company's 1997 Form 10-K, the amount of the CMA purchase price that was allocated to purchased in-process technology was determined to be $6.7 million. This was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the Securities and Exchange Commission (SEC) provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance and comments received by the Company from the SEC Staff, the Company obtained a revised independent appraisal incorporating this new guidance, resulting in a change to the allocation of the purchase price. The amount allocated to IPR&D has been revised to an allocation of $3.1 million incorporating the new guidelines. The accompanying 1997 financial statements have been restated to reflect the above revised purchase price allocation. The effect of the restatement was as follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
Net loss, as previously reported...........................................    $  (4,381,752)
                                                                             -----------------
                                                                             -----------------
Net loss, as restated......................................................    $  (1,504,843)
                                                                             -----------------
                                                                             -----------------
Diluted net loss per share, as previously reported.........................    $       (0.56)
                                                                             -----------------
                                                                             -----------------
Diluted net loss per share, as restated....................................    $       (0.18)
                                                                             -----------------
                                                                             -----------------

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
                                                                                                     (RESTATED)
Revenues:
  Software license.......................................................................       59.6%      66.0%      64.1%
  Hardware...............................................................................       20.8       20.0       17.7
  Service and other......................................................................       19.6       14.0       18.2
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0      100.0      100.0
                                                                                           ---------  ---------  ---------
Cost of revenues:
  Software license.......................................................................        4.3        4.8        5.7
  Hardware...............................................................................       12.6       13.3       12.7
  Service and other......................................................................        9.5        6.7        9.5
                                                                                           ---------  ---------  ---------
    Total cost of revenues...............................................................       26.4       24.8       27.9
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       73.6       75.2       72.1
                                                                                           ---------  ---------  ---------
Operating expenses:
  Sales and marketing....................................................................       39.7       36.8       32.3
  Research and development...............................................................       16.3       18.3       21.4
  General and administrative.............................................................       15.2        9.9       10.9
  Write-off of purchased, in-process research and development............................         --       14.4         --
                                                                                           ---------  ---------  ---------
    Total operating expenses.............................................................       71.2       79.4       64.6
                                                                                           ---------  ---------  ---------
Income (loss) from operations............................................................        2.4       (4.2)       7.5
Interest income, net.....................................................................        2.4        1.8        0.1
                                                                                           ---------  ---------  ---------
Income (loss) before provision for income taxes..........................................        4.8       (2.4)       7.6
Provision for income taxes...............................................................        1.3        4.6        2.3
                                                                                           ---------  ---------  ---------
Net income (loss)........................................................................        3.5%      (7.0)%       5.3%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
Gross profit:
  Software license.......................................................................       92.8%      92.8%      91.1%
  Hardware...............................................................................       39.4       33.4       28.5
  Service and other......................................................................       51.5       52.2       47.2

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    TOTAL REVENUES. The Company's revenues are currently derived primarily from licensing fees of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $31.1 million and $21.6 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of 44%.

    SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $18.5 million for the year ended December 31, 1998 and $14.2 million for the year ended December 31, 1997, representing an increase of 30%. Software license revenues accounted for 60% and 66% of total revenues for each respective period. The increase in dollar amount was primarily due to increased market acceptance of the Company's facsimile software products for various operating systems as well as the expansion into new markets as a result of recent acquisitions. Approximately $2.0 million of the increase in software license revenue is attributable to the Company's acquisition of CMA-Ettworth Limited in December 1997. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the increase in service and other revenue due to the Company's larger installed customer base.

    HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $6.5 million for the year ended December 31, 1998 and $4.3 million for the year ended December 31, 1997, representing an increase of 50%. Hardware revenues accounted for 21% and 20% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

    SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $6.1 million and $3.0 million for 1998 and 1997, respectively, representing an increase of 101%. Service and other revenues accounted for 20% and 14% of total revenues for each respective period. The increase in dollar amount was due primarily to an increase in maintenance revenues as a result of a larger installed customer base. The Company anticipates that service revenue will continue to increase as the Company's installed base grows.

COST OF REVENUES

    SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $1.3 million and $1.0 million in 1998 and 1997, respectively, representing 7% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during the fiscal year 1998 compared to the same period in 1997. Software license gross margin percentages remained constant at 93% for the years ended December 31, 1998 and 1997.

    HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $3.9 million and $2.9 million in 1998 and 1997, respectively, representing 61% and 67% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 1998 was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 39% for 1998 from 33% in 1997 due to the change in the hardware sales mix.

    SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $3.0 million and $1.4 million in 1998 and 1997, respectively, representing 48% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues remained constant at 52% for the years ended December 31, 1998 and 1997.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $12.3 million and $7.9 million in 1998 and 1997, respectively, or 40% and 37% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues, and planned increases in marketing program activities. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

    RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $5.1 million and $4.0 million in 1998 and 1997, respectively, or 16% and 18% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff to develop and enhance the Company's products and provide quality assurance as well as the additional personnel added as a result of recent acquisitions. The Company expects research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $4.8 million and $2.1 million in 1998 and 1997, respectively, or 15% and 10% of total revenues for each respective period. The increase in dollar amount and as a percentage of revenues was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel as well as additional administrative expenses and amortization expense incurred as a result of recent acquisitions. The Company expects general and administrative expenses are likely to continue to increase in absolute terms.

    WRITE-OFF OF PURCHASED, IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of CMA Ettworth, the Company expensed $3.1 million of in-process research and development costs that did not have a future alternative use during the quarter ended December 31, 1997. See Note 4 of Notes to Consolidated Financial Statements.

    INTEREST INCOME, NET. Interest income, net consists principally of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $754,000 for the fiscal year ended December 31, 1998 and $392,000 for the fiscal year ended December 31, 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering which was completed in August 1997.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $406,000 and $993,000 for fiscal years ended December 31, 1998 and 1997, respectively. The effective income tax rate in 1998 was approximately 27% which is lower than the combined federal and state statutory rates primarily as a result of tax credits and tax-exempt interest. The effective income tax rate was approximately 38% in 1997, calculated based on pre-tax income before a non-deductible charge for purchased, in-process research and development of $3.1 million, which approximates the Company's respective federal and state statutory rates. See
Note 8 of Notes to Consolidated Financial Statements.

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

    TOTAL REVENUES. The Company's total revenues were $21.6 million and $10.3 million in 1997 and 1996, respectively, representing an increase of 109%.

    SOFTWARE LICENSE. Software license revenues were $14.2 million in 1997 and $6.6 million in 1996, representing an increase of 114%. Software license revenues accounted for 66% and 64% of total revenues for each respective period. The increase in dollar amount was primarily due to increased market acceptance of the Company's Fax Sr. product for the Windows NT operating system, as well as expansion of the Company's direct telesales force and indirect sales channels.

    HARDWARE. Hardware revenues were $4.3 million in 1997 and $1.8 million in 1996, representing an increase of 135%. Hardware revenues accounted for 20% and 18% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying increased licenses of Fax Sr. and a change in the sales mix of third-party hardware products from lower priced modem products to high-end multi-channel modem boards.

    SERVICE AND OTHER. Service and other revenues were $3.0 million in 1997 and $1.9 million in 1996, representing an increase of 61%. Service and other revenues accounted for 14% and 18% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

COST OF REVENUES

    SOFTWARE LICENSE. Cost of software license revenues were $1.0 million and $588,000 in 1997 and 1996, respectively, representing 7% and 9% of software license revenues for each respective period. The increase in dollar amount was primarily due to the higher volume of products shipped during fiscal year 1997 compared to the same period in 1996. Software license gross margin percentages remained relatively constant at 93% in 1997 compared to 91% in 1996.

    HARDWARE. Cost of hardware revenues were $2.9 million and $1.3 million in 1997 and 1996, respectively, representing 67% and 71% of hardware revenues for each respective year. The increase in dollar amount was due primarily to increased unit sales of hardware products accompanying licenses of Fax Sr. and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales increased to 33% in 1997 from 29% in 1998 due to the change in the hardware sales mix.

    SERVICE AND OTHER. Cost of service and other revenues were $1.4 million and $993,000 in 1997 and 1996, respectively, representing 48% and 53% of service and other revenues for each respective year. The increase in dollar amount was due primarily to the higher volume of products shipped during the year ended December 31, 1997 and the hiring of incremental personnel to support such growth. The gross margin percentage for service and other revenues increased to 52% from 47% for the fiscal year ended 1997 as compared to 1996.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses were $7.9 million and $3.3 million in 1997 and 1996, respectively, or 37% and 32% of total revenues for each respective period. The increase in dollar amount and the increase in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's effort to expand its direct telesales force and marketing organization, higher sales commissions associated with increased revenues and increased marketing program activities.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $4.0 million and $2.2 in 1997 and 1996, respectively, or 18% and 21% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.1 million and $1.1 million in 1997 and 1996, respectively, or 10% and 11% of total revenues for each respective period. The increase in dollar amount was primarily attributable to an increase in personnel and the overhead costs allocated to support such personnel.

    INTEREST INCOME, NET. Interest income, net represented income of $392,000 for the fiscal year ended December 31, 1997, due primarily to interest income earned on excess cash from the proceeds of the Company's initial public offering which was completed in August 1997.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $993,000 and $244,000 for fiscal years ended December 31, 1997 and 1996, respectively. The effective income tax rate in 1997 was approximately 38% calculated based on pre-tax income before non-deductible charge for purchased in-process research and development of $3.1 million, which approximates the Company's federal and state statutory rates. The effective income tax rate was 31% in 1996. Income taxes in 1996 were provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At December 31, 1998, the Company had cash and cash equivalents of $2.7 million, short-term investments of $18.0 million and working capital of $23.6 million.

    The Company's operating activities provided cash of $1.1 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. Net cash provided during the year ended December 31, 1998 consisted primarily of net income from operations, depreciation and amortization, and increases in deferred revenue and accounts payable, offset by increased accounts receivable and income taxes payable. Net cash provided during the year ended December 31, 1997 consisted primarily of a net loss, increased accounts receivable and prepaid expenses and other current assets, offset by the write-off of purchased, in-process research and development, depreciation and amortization, and increases in accrued expenses and deferred revenue.

    Investing activities provided cash of $560,000 during the year ended December 31, 1998 and used cash of $25.1 million during the year ended December 31, 1997. During the year ended December 31, 1998, the principal uses were purchases of short-term investments, increases in other assets and purchases of property and equipment, offset by proceeds from the sale of short-term investments. During the year ended December 31, 1997, the principal uses were purchases of short-term investments, cash paid for the acquisition of CMA Ettworth, and purchases of property and equipment, offset by the proceeds from the sale of short-term investments.

    Financing activities used cash of $1.3 million during the year ended December 31, 1998 due primarily to the purchases of treasury stock. Financing activities generated cash of $24.1 million for the year ended December 31, 1997 due primarily to net proceeds from the issuance of 3,000,000 shares of Common Stock in an initial public offering which was completed in August 1997.

    At December 31, 1998, the Company did not have any material commitments for capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for all fiscal quarters beginning within the Company's fiscal year ending December 31, 2000. The Company believes that this statement will not have a significant impact on the Company.

    In March 1998, the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2000. The Company is currently evaluating the impact of SOP 98-9 on its consolidated financial statements and related disclosures.

    In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal 1999 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

DISCUSSION OF ACQUIRED TECHNOLOGIES

    CMA-Ettworth (now known as "Omtool Europe") was acquired in the quarter ended December 31, 1997. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. Omtool Europe is located in Kingston-upon-Thames, just outside of London, England, and has two wholly owned subsidiaries, one in Paris, France and the other in Melbourne, Florida.

    At the time of the acquisition, Omtool Europe's in-process research and development value was comprised of several ongoing projects which included (1) development of a Windows NT 4.0-based server; (2) development of a 32-bit Windows 95 client; (3) development of an email-to-fax capability; (4) development of workload balancing functions; (5) development of least-cost routing systems using a corporate WAN or the Internet; and (6) development of in-bound fax routing techniques. These projects had not yet reached technological feasibility at the time of the acquisition.

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

    Omtool's acquisition of Omtool Europe was structured as a purchase of the assets and the business of Omtool Europe. Subsequent to the acquisition, it was appropriate to immediately expense the purchased in-process technology that had not yet reached technological feasibility without any alternative use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. In the December 31, 1997 Form 10-K, the amount of the Omtool Europe purchase price that was allocated to purchased in-process technology was determined to be $6.7 million. This was based on accepted appraisal methodologies used at the time of the allocation. Since the date of the September 30, 1998 filing, the allocation for in-process technology has been revised to $3.1 million, incorporating new guidelines.

    The acquired in-process research and development was valued at $3.1 million based on an analysis of forecasted income. The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that Omtool Europe had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than as an enterprise fax software application. The value is attributable solely to the development efforts completed as of the acquisition date.

    The valuation included, but was not limited to, an analysis of (1) the market for Omtool Europe products; (2) the completion costs for the projects;
(3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, Omtool and Omtool Europe company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative expenses as a result of the acquisition. The Company did not anticipate any expense reductions or other synergies as a result of the acquisition. The basis of the acquisition was an attempt to enhance the Company's competitive position by offering a broader product line, including support for AS/400 systems and the implementation of advanced technologies such as least-cost routing, load balancing, in-bound fax routing and fax-to-email connectivity.

    In the analysis, revenues attributable to the Omtool Europe in-process technologies were estimated to total approximately $70 million over five years assuming the successful completion and market acceptance of the new Omtool Europe technology in conjunction with Omtool products, in particular the Fax Sr. product line. Revenues were expected to peak in 2001 and then decline as other new products and technologies are expected to enter into the market. The Company does not break down revenues attributable specifically to Omtool Europe-derived products; since products are offered both as a suite and as individual applications, Omtool license fees are not necessarily application-specific. However, the Company believes that revenues generated to date concur with the assumptions used in the valuation analysis.

    Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from Omtool Europe. The Company currently believes that expenses associated with completing the purchased in-process research and development and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in the analysis and that completion dates for the Omtool Europe development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or in selling, general and administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

    The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. A discount rate of 24% was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were consistent with Omtool Europe's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21(st) century dates from 20(th) century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

    To date, the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance, whether involving the Company's own software products or the software of systems used in its internal operations. Additionally, the Company has currently not developed a contingency plan related to Year 2000. The Company expects to evaluate the costs versus the benefits of developing such a plan in fiscal year 1999. There can be no assurance that the Company's resources spent on the investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

    DEPENDENCE ON FAX SR. NT AND THE WINDOWS NT ENVIRONMENT. The Company currently derives a substantial portion of its revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new and enhanced versions of Fax Sr. NT. The Company is devoting a significant portion of its near-term product development efforts on Internet related functionality. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

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

    INTENSE COMPETITION. The enterprise, client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features, including Internet related capabilities;

ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile products and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

    The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX Inc. (a subsidiary of Applied Voice Technology, Inc.), Fenestrae BV, Optus Software Inc., TopCall International and Biscom, Inc. The Company also competes with vendors offering a range of alternative facsimile solutions including operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

    NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company, including the planned Internet enabled products, will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing products and have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In general, revenues are difficult to forecast because the market for enterprise, client/server facsimile software has developed and is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE
  COMMODITY INSTRUMENTS

    As of December 31, 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 1998. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-23, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS

    The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report

(1) Financial Statements Listed under Part II, Item 8 and included herein by reference.

(2) Financial Statement Schedules

       All schedules are not submitted because they are not applicable, not required or because the information is included in the Financial Statements as Notes to Financial Statements.

(3) Exhibits

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
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

(b) Reports on Form 8-K.

    The Company did not file any current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

(c) Exhibits.

    The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules.

    The financial statement schedules required by this Item are listed under
    Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 30th day of March 1999.

                                OMTOOL, LTD.

                                By:             /s/ ROBERT L. VOELK
                                     -----------------------------------------
                                                  Robert L. Voelk
                                            CHIEF EXECUTIVE OFFICER AND
                                                      CHAIRMAN

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROBERT L. VOELK        Chief Executive Officer
------------------------------    and Chairman (principal     March 30, 1999
       Robert L. Voelk            executive officer)
                                Senior Vice President,
                                  Finance, Chief Financial
     /s/ DARIOUSH MARDAN          Officer, Secretary and
------------------------------    Treasurer (principal        March 30, 1999
       Darioush Mardan            financial and accounting
                                  officer)
    /s/ MARTIN A. SCHULTZ
------------------------------  President and Director        March 30, 1999
      Martin A. Schultz
    /s/ RICHARD D. CRAMER
------------------------------  Director                      March 30, 1999
      Richard D. Cramer
      /s/ BRUCE R. EVANS
------------------------------  Director                      March 30, 1999
        Bruce R. Evans
  /s/ WILLIAM C. STYSLINGER,
             III
------------------------------  Director                      March 30, 1999
  William C. Styslinger, III

                         OMTOOL, LTD. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................         F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997 (Restated)....................................         F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 (Restated), and 1996.....         F-4
Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for
  the years ended December 31, 1998, 1997 (Restated), and 1996.............................................         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 (Restated), and 1996.....         F-6
Notes to Consolidated Financial Statements.................................................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omtool, Ltd.:

    We have audited the accompanying consolidated balance sheets of Omtool, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 (as restated--see Note 4), and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 (as restated--see Note 4) and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 1999

                         OMTOOL, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------

                                                                                                     (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   2,706,038  $   2,353,680
  Short-term investments...........................................................     18,039,250     21,179,766
  Accounts receivable, less reserves of $1,345,000 and $1,245,000 in 1998 and 1997,
    respectively...................................................................      6,209,390      4,931,490
  Prepaid expenses and other current assets........................................      1,912,404      1,542,826
  Deferred tax asset...............................................................        697,000        380,000
                                                                                     -------------  -------------
      Total current assets.........................................................     29,564,082     30,387,762
Property and equipment, net........................................................      1,770,800      1,788,388
Other assets, net..................................................................      5,068,029      4,956,002
                                                                                     -------------  -------------
                                                                                     $  36,402,911  $  37,132,152
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations........................................................  $      14,047  $      36,888
  Line of credit...................................................................             --        244,563
  Accounts payable.................................................................      1,328,442        998,801
  Accrued liabilities..............................................................      1,667,964      2,082,416
  Income taxes payable.............................................................             --        812,729
  Deferred revenue.................................................................      2,943,848      2,239,662
                                                                                     -------------  -------------
      Total current liabilities....................................................      5,954,301      6,415,059
                                                                                     -------------  -------------
Deferred tax liability.............................................................        644,406        883,000
                                                                                     -------------  -------------
Long-term liabilities..............................................................         38,935         98,362
                                                                                     -------------  -------------
Commitments (Note 13)
Stockholders' equity:
  Preferred Stock, $.01 par value
    Authorized--2,000,000 shares; Issued and outstanding--none.....................             --             --
  Common Stock, $.01 par value
    Authorized--35,000,000 shares
    Issued--13,009,372 in 1998 and 12,525,410 shares in 1997.......................        130,093        125,253
Additional paid-in capital.........................................................     33,353,598     32,451,122
Accumulated deficit................................................................     (1,750,596)    (2,848,348)
Treasury Stock (660,780 shares at cost in 1998)....................................     (1,961,126)            --
Cumulative translation adjustment..................................................         (6,700)         7,704
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     29,765,269     29,735,731
                                                                                     -------------  -------------
                                                                                     $  36,402,911  $  37,132,152
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  ------------
                                                                                       (RESTATED)
Revenues:
  Software license...................................................  $  18,542,007  $  14,232,539  $  6,635,658
  Hardware...........................................................      6,482,562      4,308,086     1,831,138
  Service and other..................................................      6,087,615      3,031,867     1,878,886
                                                                       -------------  -------------  ------------
    Total revenues...................................................     31,112,184     21,572,492    10,345,682
                                                                       -------------  -------------  ------------
Cost of revenues:
  Software license...................................................      1,331,068      1,026,934       588,056
  Hardware...........................................................      3,925,421      2,867,227     1,309,809
  Service and other..................................................      2,950,718      1,449,795       992,655
                                                                       -------------  -------------  ------------
    Total cost of revenues...........................................      8,207,207      5,343,956     2,890,520
                                                                       -------------  -------------  ------------
    Gross profit.....................................................     22,904,977     16,228,536     7,455,162
                                                                       -------------  -------------  ------------
Operating expenses:
  Sales and marketing................................................     12,340,919      7,937,094     3,337,409
  Research and development...........................................      5,058,579      3,954,792     2,216,670
  General and administrative.........................................      4,755,179      2,140,412     1,129,155
  Write-off of purchased, in-process research and development (Note
    4)...............................................................             --      3,100,000            --
                                                                       -------------  -------------  ------------
    Total operating expenses.........................................     22,154,677     17,132,298     6,683,234
                                                                       -------------  -------------  ------------
    Income (loss) from operations....................................        750,300       (903,762)      771,928
  Interest income....................................................        764,322        447,306        43,093
  Interest expense...................................................        (10,435)       (55,042)      (26,680)
                                                                       -------------  -------------  ------------
    Income (loss) before provision for income taxes..................      1,504,187       (511,498)      788,341
  Provision for income taxes.........................................        406,435        993,345       243,930
                                                                       -------------  -------------  ------------
    Net income (loss)................................................  $   1,097,752  $  (1,504,843) $    544,411
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
  Net income (loss) per share:
    Basic............................................................  $        0.09  $       (0.18) $       0.08
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
    Diluted..........................................................  $        0.08  $       (0.18) $       0.05
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted average number of common shares outstanding:
    Basic............................................................     12,713,169      8,498,953     6,596,063
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
    Diluted..........................................................     13,414,958      8,498,953    10,379,082
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                -----------------------------------
                                                                       SERIES B CONVERTIBLE            SERIES A           COMMON
                                                                            REDEEMABLE               CONVERTIBLE          STOCK,
                                                                         PREFERRED STOCK,          PREFERRED STOCK,      $0.01 PAR
                                                                          $0.01 PAR VALUE          $0.01 PAR VALUE         VALUE
                                                                     -------------------------  ----------------------  -----------
                                                                      NUMBER OF                  NUMBER OF               NUMBER OF
                                                                       SHARES        AMOUNT       SHARES      AMOUNT      SHARES
                                                                     -----------  ------------  -----------  ---------  -----------
Balance, December 31, 1995.........................................           --  $         --          --   $      --    7,079,270
  Sale of Series A Convertible Preferred Stock.....................           --            --     162,500       1,625           --
  Sale of Series B Convertible Redeemable Preferred Stock, net of
    issuance costs of $76,068......................................    1,356,116     5,000,000          --          --           --
  Purchase and retirement of common stock..........................           --            --          --          --   (1,084,992)
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................           --       166,667          --          --           --
  Net income.......................................................           --            --          --          --           --
                                                                     -----------  ------------  -----------  ---------  -----------
Balance, December 31, 1996.........................................    1,356,116     5,166,667     162,500       1,625    5,994,278
  Exercise of stock options........................................           --            --          --          --      130,263
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................           --       233,333          --          --           --
  Conversion of Series A and B Preferred Stock.....................   (1,356,116)   (5,400,000)   (162,500)     (1,625)   3,037,232
  Issuance of common stock in initial public offering net of
    issuance costs.................................................           --            --          --          --    3,000,000
  Issuance of common stock for acquisition.........................           --            --          --          --      363,637
  Tax benefit from exercise of stock options.......................           --            --          --          --           --
  Change in cumulative translation adjustment......................           --            --          --          --           --
  Net loss, as restated............................................           --            --          --          --           --
                                                                     -----------  ------------  -----------  ---------  -----------
Balance, December 31, 1997, as restated............................           --            --          --          --   12,525,410
  Purchase of Treasury Stock.......................................           --            --          --          --           --
  Exercise of stock options and issuance of shares through Employee
    Stock Purchase Plan............................................           --            --          --          --      483,962
  Tax benefit from exercise of stock options.......................           --            --          --          --           --
  Change in cumulative translation adjustment......................           --            --          --          --           --
  Net income.......................................................           --            --          --          --           --
                                                                     -----------  ------------  -----------  ---------  -----------
Balance, December 31, 1998.........................................           --  $         --          --   $      --   13,009,372
                                                                     -----------  ------------  -----------  ---------  -----------
                                                                     -----------  ------------  -----------  ---------  -----------



                                                                                     TREASURY STOCK
                                                                                -------------------------   ADDITIONAL
                                                                                 NUMBER OF                   PAID-IN
                                                                      AMOUNT      SHARES        AMOUNT       CAPITAL
                                                                     ---------  -----------  ------------  ------------
Balance, December 31, 1995.........................................  $  70,792          --   $         --  $    195,458
  Sale of Series A Convertible Preferred Stock.....................         --          --             --       323,375
  Sale of Series B Convertible Redeemable Preferred Stock, net of
    issuance costs of $76,068......................................         --          --             --       (76,068)
  Purchase and retirement of common stock..........................    (10,850)         --             --      (247,307)
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................         --          --             --            --
  Net income.......................................................         --          --             --            --
                                                                     ---------  -----------  ------------  ------------
Balance, December 31, 1996.........................................     59,942          --             --       195,458
  Exercise of stock options........................................      1,302          --             --        53,024
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................         --          --             --            --
  Conversion of Series A and B Preferred Stock.....................     30,373          --             --     4,971,252
  Issuance of common stock in initial public offering net of
    issuance costs.................................................     30,000          --             --    23,963,981
  Issuance of common stock for acquisition.........................      3,636          --             --     3,032,733
  Tax benefit from exercise of stock options.......................         --          --             --       234,674
  Change in cumulative translation adjustment......................         --          --             --            --
  Net loss, as restated............................................         --          --             --            --
                                                                     ---------  -----------  ------------  ------------
Balance, December 31, 1997, as restated............................    125,253          --             --    32,451,122
  Purchase of Treasury Stock.......................................         --    (660,780)    (1,961,126)           --
  Exercise of stock options and issuance of shares through Employee
    Stock Purchase Plan............................................      4,840          --             --       223,971
  Tax benefit from exercise of stock options.......................         --          --             --       678,505
  Change in cumulative translation adjustment......................         --          --             --            --
  Net income.......................................................         --          --             --            --
                                                                     ---------  -----------  ------------  ------------
Balance, December 31, 1998.........................................  $ 130,093    (660,780)  $ (1,961,126) $ 33,353,598
                                                                     ---------  -----------  ------------  ------------
                                                                     ---------  -----------  ------------  ------------


                                                                                                   TOTAL
                                                                                   CUMULATIVE   STOCKHOLDERS'
                                                                     ACCUMULATED   TRANSLATION     EQUITY
                                                                       DEFICIT     ADJUSTMENT    (DEFICIT)
                                                                     ------------  -----------  ------------
Balance, December 31, 1995.........................................  $   (145,890)  $      --    $  120,360
  Sale of Series A Convertible Preferred Stock.....................            --          --       325,000
  Sale of Series B Convertible Redeemable Preferred Stock, net of
    issuance costs of $76,068......................................            --          --       (76,068)
  Purchase and retirement of common stock..........................    (1,742,026)         --    (2,000,183)
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................      (166,667)         --      (166,667)
  Net income.......................................................       544,411          --       544,411
                                                                     ------------  -----------  ------------
Balance, December 31, 1996.........................................    (1,510,172)         --    (1,253,147)
  Exercise of stock options........................................            --          --        54,326
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock..........................................................      (233,333)         --      (233,333)
  Conversion of Series A and B Preferred Stock.....................       400,000          --     5,400,000
  Issuance of common stock in initial public offering net of
    issuance costs.................................................            --          --    23,993,981
  Issuance of common stock for acquisition.........................            --          --     3,036,369
  Tax benefit from exercise of stock options.......................            --          --       234,674
  Change in cumulative translation adjustment......................            --       7,704         7,704
  Net loss, as restated............................................    (1,504,843)         --    (1,504,843)
                                                                     ------------  -----------  ------------
Balance, December 31, 1997, as restated............................    (2,848,348)      7,704    29,735,731
  Purchase of Treasury Stock.......................................            --          --    (1,961,126)
  Exercise of stock options and issuance of shares through Employee
    Stock Purchase Plan............................................            --          --       228,811
  Tax benefit from exercise of stock options.......................            --          --       678,505
  Change in cumulative translation adjustment......................            --     (14,404)      (14,404)
  Net income.......................................................     1,097,752          --     1,097,752
                                                                     ------------  -----------  ------------
Balance, December 31, 1998.........................................  $ (1,750,596)  $  (6,700)   $29,765,269
                                                                     ------------  -----------  ------------
                                                                     ------------  -----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                      1998             1997            1996
                                                                                 ---------------  --------------  --------------

                                                                                                   (RESTATED)
Cash Flows from Operating Activities:
  Net income (loss)............................................................  $     1,097,752  $   (1,504,843) $      544,411
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities--
      Depreciation and amortization............................................        2,488,644         501,139         202,548
      Write-off of purchased, in-process research and development..............               --       3,100,000              --
      Deferred income taxes....................................................         (555,595)       (225,000)        (38,000)
      Changes in assets and liabilities, net of acquisition--
        Accounts receivable....................................................       (1,270,151)     (1,891,089)     (2,001,592)
        Prepaid expenses and other current assets..............................         (367,577)       (815,615)       (336,193)
        Accounts payable.......................................................          327,740          26,860         348,746
        Accrued liabilities....................................................         (418,670)        949,367         (80,057)
        Income taxes payable...................................................         (813,101)        424,305         264,224
        Deferred revenue.......................................................          699,453         792,291         587,284
        Long-term liabilities..................................................          (59,474)       (205,620)         28,367
                                                                                 ---------------  --------------  --------------
          Net cash provided by (used in) operating activities..................        1,129,021       1,151,795        (480,262)
                                                                                 ---------------  --------------  --------------

Cash Flows from Investing Activities:
  Purchases of property and equipment..........................................       (1,206,151)       (957,186)       (653,072)
  Purchases of short-term investments..........................................      (41,409,484)    (39,307,947)       (930,619)
  Proceeds from sale of short-term investments.................................       44,550,000      19,058,800              --
  Cash paid for acquisition of CMA Ettworth, net of cash acquired of
    $631,284...................................................................               --      (3,868,716)             --
  Increase in other assets.....................................................       (1,374,077)         (1,412)        (10,953)
                                                                                 ---------------  --------------  --------------
        Net cash provided by (used in) investing activities....................          560,288     (25,076,461)     (1,594,644)
                                                                                 ---------------  --------------  --------------

Cash Flows from Financing Activities:
  Net borrowings (repayments) on line of credit................................         (244,563)        151,699          92,864
  Proceeds from long-term debt.................................................               --              --         250,000
  Payments on long-term debt...................................................               --        (250,000)             --
  Payments on capital lease obligations........................................          (22,841)        (31,000)        (25,291)
  Net proceeds from sales of Series A Convertible Preferred Stock..............               --              --         325,000
  Net proceeds from sale of Series B Convertible Redeemable Preferred Stock....               --              --       4,923,932
  Net proceeds from issuance of common stock...................................          228,811      24,048,307              --
  Purchase of treasury stock...................................................       (1,961,126)             --              --
  Tax benefit from exercise of stock options...................................          678,505         234,674              --
  Purchase and retirement of common stock......................................               --              --      (2,000,183)
                                                                                 ---------------  --------------  --------------
        Net cash provided by (used in) financing activities....................       (1,321,214)     24,153,680       3,566,322
                                                                                 ---------------  --------------  --------------
Exchange rate effect on cash...................................................          (15,737)          1,713              --
                                                                                 ---------------  --------------  --------------
Net increase in cash and cash equivalents......................................          352,358         230,727       1,491,416
Cash and cash equivalents, beginning of period.................................        2,353,680       2,122,953         631,537
                                                                                 ---------------  --------------  --------------
Cash and cash equivalents, end of period.......................................  $     2,706,038  $    2,353,680  $    2,122,953
                                                                                 ---------------  --------------  --------------
                                                                                 ---------------  --------------  --------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for--
    Interest...................................................................  $        10,435  $       55,042  $       26,680
                                                                                 ---------------  --------------  --------------
                                                                                 ---------------  --------------  --------------
    Income taxes...............................................................  $     1,033,000  $      479,324  $           --
                                                                                 ---------------  --------------  --------------
                                                                                 ---------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998                         1996
                                                                          -------------      1997       ----------
                                                                                         -------------
                                                                                          (RESTATED)
Supplemental Disclosure of Noncash Investing and Financing Transactions:
  Equipment acquired under capital lease obligations....................  $          --  $          --  $   62,732
                                                                          -------------  -------------  ----------
                                                                          -------------  -------------  ----------
  Accrued dividends on Series B Convertible Redeemable Preferred
    Stock...............................................................  $          --  $     233,333  $  166,667
                                                                          -------------  -------------  ----------
                                                                          -------------  -------------  ----------
  Conversion of Series A and Series B Preferred Stock...................  $          --  $   5,401,625  $       --
                                                                          -------------  -------------  ----------
                                                                          -------------  -------------  ----------
Acquisition of CMA Ettworth, Ltd. -
  Fair value of net assets acquired.....................................  $          --  $  (6,905,085) $       --
  Issuance of common stock..............................................             --      3,036,369          --
                                                                          -------------  -------------  ----------
Cash paid for acquisition, net of cash acquired of $631,284.............  $          --  $  (3,868,716) $       --
                                                                          -------------  -------------  ----------
                                                                          -------------  -------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Omtool, Ltd. and subsidiaries (Omtool or the Company) design, develop, market and support open, client/server software, delivering solutions that automate and integrate communication throughout the enterprise. Omtool's Fax Sr., LegalFax and FAX/400 product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications processes by providing a suite of utility and control functions. The Company predominantly does business in markets located within North America and Europe.

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

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (C) RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

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

    (E) SHORT-TERM INVESTMENTS

    As of December 31, 1998 and 1997, the Company had $18,039,250 and $21,179,766, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at December 31, 1998 and 1997.

    (F) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1997 due to the short-term nature of these instruments.

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (G) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using accelerated and straight-line methods over the following useful lives:

                                                                                     DECEMBER 31,
                                                                              --------------------------
ASSET CLASSIFICATION                            ESTIMATED USEFUL LIFE             1998          1997
----------------------------------------  ----------------------------------  ------------  ------------
Computer equipment......................              1--5 years              $  1,570,549  $  1,297,482
Computer software.......................              2--3 years                 1,191,366       314,415
Furniture and equipment.................              5--7 years                   600,628       591,420
Leasehold improvements..................   Shorter of the life of the lease
                                             or the estimated useful life          172,964       116,543
Motor vehicles..........................               4 years                      93,111        99,755
Equipment under capital leases..........   Shorter of the life of the lease
                                             or the estimated useful life           95,802        95,802
                                                                              ------------  ------------
                                                                                 3,724,420     2,515,417
Less--accumulated depreciation and
  amortization..........................                                         1,953,620       727,029
                                                                              ------------  ------------
                                                                              $  1,770,800  $  1,788,388
                                                                              ------------  ------------
                                                                              ------------  ------------

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

    (I) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. As of December 31, 1998, the Company has no significant off-balance sheet or credit risk concentrations, such as foreign currency exchange contracts or other hedging instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 1998:

                                           BALANCE AT   CHARGED TO                              BALANCE AT
                                           BEGINNING     COSTS AND                                END OF
DESCRIPTION                                OF PERIOD     EXPENSES    WRITE-OFFS    OTHER (1)      PERIOD
----------------------------------------  ------------  -----------  -----------  -----------  ------------
ACCOUNTS RECEIVABLE RESERVE
  December 31, 1996.....................  $     80,000     354,500       59,500           --   $    375,000
  December 31, 1997.....................  $    375,000     689,000           --      181,000   $  1,245,000
  December 31, 1998.....................  $  1,245,000     100,000           --           --   $  1,345,000

------------------------

(1) Amount represents additional reserves resulting from the purchase of all of the outstanding common stock of CMA Ettworth Limited in December 1997.

    For the years ended December 31, 1998, 1997 and 1996, no single customer accounted for greater than 10% of the Company's revenues.

    (J) RECLASSIFICATIONS

    The Company has reclassified certain prior year information to conform with the current year's presentation.

    (K) FOREIGN CURRENCY TRANSLATION

    The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity (deficit) in the accompanying consolidated balance sheets.

    (L) NET INCOME (LOSS) PER SHARE

    The Company reports earnings per share in accordance with SFAS No. 128. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the treasury stock method, in accordance with SFAS No. 128. The dilutive effect of potential common shares in 1996, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury stock method and the if-converted method, respectively, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1997 exclude the potential common shares from stock options and redeemable convertible preferred stock

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) outstanding because to include them would have been antidilutive for the year presented. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     1998         1997         1996
                                                                 ------------  ----------  ------------

                                                                               (RESTATED)
Weighted average number of common shares outstanding...........    12,713,169   8,498,953     6,596,063
Potential common shares pursuant to stock options..............       701,789          --       773,314
Potential common shares pursuant to conversion of redeemable
  convertible preferred stock..................................            --          --     3,009,705
                                                                 ------------  ----------  ------------
Diluted weighted average shares................................    13,414,958   8,498,953    10,379,082
                                                                 ------------  ----------  ------------
                                                                 ------------  ----------  ------------
Basic net income (loss) per share..............................         $0.09      $(0.18)        $0.08
Diluted net income (loss) per common and potential common
  share........................................................         $0.08      $(0.18)        $0.05

    For the year ended December 31, 1998, the calculation above excludes the potential common shares related to 1,500 outstanding stock options which have an anti-dilutive effect. For the year ended December 31, 1997, the calculation above excludes the potential common shares related to 971,285 outstanding stock options and 1,822,339 shares of redeemable convertible preferred stock which have an anti-dilutive effect.

    (M) RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for all fiscal quarters beginning within the Company's fiscal year ending December 31, 2000. The Company believes that this statement will not have a significant impact on the Company.

    In March 1998, the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2000. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

    In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal 1999 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

(3) COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                                              DECEMBER 31,
                                                                 ---------------------------------------
                                                                     1998          1997          1996
                                                                 ------------  -------------  ----------

                                                                                (RESTATED)
Net income (loss)..............................................  $  1,097,752  $  (1,504,843) $  544,411
Foreign currency translation adjustments, net of taxes.........        (8,841)         4,729          --
                                                                 ------------  -------------  ----------
Comprehensive income (loss)....................................  $  1,088,911  $  (1,500,114) $  544,411
                                                                 ------------  -------------  ----------
                                                                 ------------  -------------  ----------

(4) ACQUISITIONS

    (A) CMA ETTWORTH--RESTATEMENT OF FINANCIAL STATEMENTS

    On December 5, 1997 the Company acquired all of the outstanding common stock of CMA Ettworth Limited (CMA). The purchase price was paid in a combination of 363,637 shares of common stock valued at approximately $3.0 million and $4.0 million in cash. The Company also incurred approximately $500,000 in acquisition related costs resulting in a total purchase price of approximately $7.5 million. The acquisition was accounted for as a purchase in accordance with Accounting Principle Board (APB) Opinion No. 16, BUSINESS COMBINATIONS, and accordingly, CMA's operating results since December 5, 1997 are included in the accompanying consolidated financial statements. For tax purposes, the Company has recorded the transaction at CMA's carryover basis of assets and liabilities.

    In accordance with APB Opinion No. 16, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $6,680,000 of in-process research and development projects (IPR&D) that had not reached technological feasibility without any alternative future use. Accordingly, the portion allocated to IPR&D was expensed immediately. Acquired intangibles include developed technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 4 to 7 years. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $236,000 were provided as part of the purchase price allocation in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

    The value allocated to IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. This valuation was based on accepted appraisal methodologies used at the time of the

                         OMTOOL, LTD. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
allocation. Since that time, the Securities and Exchange Commission (SEC) has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance and comments received by the Company from the SEC Staff, the Company obtained a revised independent appraisal incorporating this new guidance, resulting in a change to the allocation of the purchase price, as follows:

                                                                 ORIGINAL        REVISED
                                                                ALLOCATION     ALLOCATION
                                                               -------------  -------------
Current assets...............................................  $   1,452,891  $   1,452,891
Property and equipment.......................................        397,891        397,891
Acquired intangible assets...................................        590,000      2,090,000
IPR&D........................................................      6,680,000      3,100,000
Goodwill.....................................................        245,430      2,925,430
Deferred income taxes........................................       (236,000)      (836,000)
Liabilities assumed..........................................     (1,593,843)    (1,593,843)
                                                               -------------  -------------
                                                               $   7,536,369  $   7,536,369
                                                               -------------  -------------
                                                               -------------  -------------

    The accompanying 1997 financial statements have been restated to reflect the above revised purchase price allocation. The effect of the restatement was a reduction in net loss and diluted net loss per share of $3,504,084 and $0.41, respectively for the year ended December 31, 1997.

    Unaudited pro forma operating results for the Company, assuming the acquisition of CMA occurred as of the beginning of the years presented:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998 (1)       1997 (1)
                                                              -------------  -------------

                                                                              (RESTATED)
Pro forma total revenues....................................  $  31,112,184  $  24,562,662
                                                              -------------  -------------
                                                              -------------  -------------
Pro forma net income........................................  $   1,097,752  $     829,077
                                                              -------------  -------------
                                                              -------------  -------------

Pro forma net income per share:
  Pro forma basic...........................................  $        0.09  $        0.09
                                                              -------------  -------------
                                                              -------------  -------------
  Pro forma diluted.........................................  $        0.08  $        0.07
                                                              -------------  -------------
                                                              -------------  -------------
Pro forma weighted average number of common shares
  outstanding:
  Pro forma basic (2).......................................     12,713,169      8,832,287
                                                              -------------  -------------
                                                              -------------  -------------
  Pro forma diluted (2).....................................     13,414,958     11,625,911
                                                              -------------  -------------
                                                              -------------  -------------

------------------------

(1) For the purposes of these pro forma operating results, the in-process research and development was assumed to have been written off prior to January 1, 1997, so that the operating results presented include only recurring costs.

                         OMTOOL, LTD. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
(2) For the purposes of these pro forma weighted average number of common shares outstanding, the 363,637 shares issued in connection with the CMA Ettworth acquisition have been included as outstanding for the entire period presented.

Fiscal 1997 represents the results of Omtool for the year ended December 31, 1997 combined with CMA's results from January 1, 1997 through the date of acquisition.

    (B) OTHER ACQUISITIONS

    On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. (DPSI) in exchange for 294,840 shares of Omtool common stock. DPSI develops, markets and supports wireless messaging software. This transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of DPSI for all periods presented prior to the acquisition.

    On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. (TRS) in exchange for 384,430 shares of Omtool common stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms. This transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of TRS for all periods presented prior to the acquisition.

    Separate total revenues and net income (loss) amounts of the acquired entities are presented in the following table.

                                                    TWO MONTHS
                                                      ENDED        YEAR ENDED DECEMBER 31,
                                                    FEBRUARY,    ----------------------------
                                                       1998                         1996
                                                   ------------      1997       -------------
                                                                 -------------
                                                                  (RESTATED)
Total revenues
  Omtool.........................................  $  3,737,353  $  19,367,832  $   8,401,218
  TRS............................................       323,816      1,705,525      1,638,740
  DPSI...........................................        72,900        499,135        305,724
                                                   ------------  -------------  -------------
                                                   $  4,134,069  $  21,572,492  $  10,345,682
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------

Net income (loss)
  Omtool.........................................  $   (230,451) $    (877,668) $     439,663
  TRS............................................       113,735       (612,758)        29,457
  DPSI...........................................        11,516        (14,417)        75,291
                                                   ------------  -------------  -------------
                                                   $   (105,200) $  (1,504,843) $     544,411
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------

(5) INTANGIBLE ASSETS

    The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of December 31, 1998.

                         OMTOOL, LTD. AND SUBSIDIARIES

(5) INTANGIBLE ASSETS (CONTINUED)
Intangible assets are included in "Other Assets" on the face of the balance sheet and are amortized on a straight-line basis, based on their estimated lives, as follows:

                                                                           DECEMBER 31,
                                                        ESTIMATED   --------------------------
                                                          LIFE          1998          1997
                                                       -----------  ------------  ------------
                                                                                   (RESTATED)
Developed technology.................................     4 Years    $1,900,000    $1,900,000
Assembled workforce..................................     7 Years       190,000       190,000
Goodwill.............................................     5 Years     2,925,430     2,925,430
                                                                    ------------  ------------
                                                                      5,015,430     5,015,430
Less--accumulated amortization.......................                 1,087,224        90,602
                                                                    ------------  ------------
                                                                     $3,928,206    $4,924,828
                                                                    ------------  ------------
                                                                    ------------  ------------

(6) ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Accrued salaries and salary-related...............................  $  1,033,486  $    779,431
Other accrued expenses............................................       634,478     1,302,985
                                                                    ------------  ------------
                                                                    $  1,667,964  $  2,082,416
                                                                    ------------  ------------
                                                                    ------------  ------------

(7) LINE OF CREDIT

    The Company had a line of credit that allowed the Company to borrow the lesser of $250,000 or 75% of eligible accounts receivable, as defined. This line of credit had an interest rate equal to the bank's prime rate (8.5% at December 31, 1997) plus 1.75%. This line of credit was collateralized by certain accounts receivable, inventory, equipment and general intangibles of the Company, required the Company to maintain certain financial ratios, and was guaranteed by certain of the Company's shareholders. This line of credit expired on November 1, 1998. At December 31, 1997, approximately $245,000 was outstanding under this line of credit.

(8) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, the objective of which is to recognize the amount of current and deferred income taxes at the date of the consolidated financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws.

                         OMTOOL, LTD. AND SUBSIDIARIES

(8) INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------

                                                                                   (RESTATED)
Deferred tax asset
  Net operating loss carryforward...................................  $   212,000  $   165,000
  Research and development tax credit carryforwards.................      275,000           --
  Accrued liabilities and reserves..................................      525,000      380,000
  Valuation allowance...............................................     (315,000)    (165,000)
                                                                      -----------  -----------
  Total deferred tax asset..........................................  $   697,000  $   380,000
                                                                      -----------  -----------
                                                                      -----------  -----------

Deferred tax liability
  Depreciation......................................................  $   (26,000) $   (47,000)
  Acquisition related intangibles...................................     (618,406)    (836,000)
                                                                      -----------  -----------
  Total deferred tax liability......................................  $  (644,406) $  (883,000)
                                                                      -----------  -----------
                                                                      -----------  -----------

    Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance relating to a portion of its net operating loss and tax credit carryforwards for which realization is uncertain.

    A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                DECEMBER 31,
                                                                     -----------------------------------
                                                                       1998       1997 (1)       1996
                                                                     ---------  -------------  ---------

                                                                                 (RESTATED)
Income tax provision at federal statutory rate.....................       34.0%        34.0%        34.0%
Increase (decrease) in tax resulting from--
  State tax provision, net of federal benefit......................        2.7          5.0          4.6
  Non-deductible goodwill..........................................        1.2          1.8           --
  Tax-exempt interest..............................................      (15.0)        (3.8)        (1.1)
  Research and development tax credits.............................       (5.4)        (6.0)        (7.4)
  Difference in foreign tax rates..................................       (1.0)          --           --
  Increase in valuation allowance..................................       10.0          6.4           --
  Other............................................................        0.5          1.0          0.8
                                                                     ---------          ---          ---
Provision for income taxes.........................................       27.0%        38.4%        30.9%
                                                                     ---------          ---          ---
                                                                     ---------          ---          ---

------------------------

(1) Calculated based on pre-tax income, before non-deductible charge for purchased, in-process research and development of $3.1 million for 1997.

                         OMTOOL, LTD. AND SUBSIDIARIES

(8) INCOME TAXES (CONTINUED)
    The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                                     DECEMBER 31,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         -----------  ------------  ----------

                                                                      (RESTATED)
Current:
  Federal..............................................  $   460,000  $    951,345  $  215,930
  State................................................      108,000       249,000      66,000
  Foreign..............................................      394,030        18,000          --
                                                         -----------  ------------  ----------
                                                             962,030     1,218,345     281,930
                                                         -----------  ------------  ----------
Deferred:
  Federal..............................................  $  (274,000) $   (173,000) $  (29,000)
  State................................................      (64,000)      (52,000)     (9,000)
  Foreign..............................................     (217,595)           --          --
                                                         -----------  ------------  ----------
                                                            (555,595)     (225,000)    (38,000)
                                                         -----------  ------------  ----------
Provision for income taxes.............................  $   406,435  $    993,345  $  243,930
                                                         -----------  ------------  ----------
                                                         -----------  ------------  ----------

    The components of domestic and foreign income (loss) before taxes are as follows:

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                           1998          1997         1996
                                                       ------------  ------------  ----------

                                                                      (RESTATED)
Domestic.............................................  $  1,460,354   $ (572,498)  $  788,341
Foreign..............................................        43,833       61,000           --
                                                       ------------  ------------  ----------
                                                       $  1,504,187   $ (511,498)  $  788,341
                                                       ------------  ------------  ----------
                                                       ------------  ------------  ----------

(9) SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

    In July 1996, the Company issued 1,356,116 shares of Series B Convertible Redeemable Preferred Stock (Series B Preferred Stock) at $3.69 per share, less offering costs of approximately $76,000, for net proceeds of approximately $4,924,000. Upon the closing of the Company's initial public offering, the Series B Preferred Stock automatically converted into an aggregate of 2,712,232 shares of Common Stock.

(10) STOCKHOLDERS' EQUITY

    (A) INITIAL PUBLIC OFFERING

    In August 1997, the Company completed its initial public offering (IPO) of 3,000,000 shares of Common Stock at $9.00 per share resulting in net proceeds to the Company of approximately $24.0 million, net of issuance costs. The Series A Convertible Preferred Stock and Series B Convertible Redeemable Preferred Stock automatically converted into 325,000 shares and 2,712,232 shares, respectively, of Common Stock upon the closing of the IPO.

                         OMTOOL, LTD. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    (B) RECAPITALIZATION

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

    (E) TREASURY STOCK

    In October 1998, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase program. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 1998, the Company has repurchased 660,780 shares.

    (F) RESERVED COMMON STOCK

    As of December 31, 1998, 2,673,326 shares of Common Stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

(11) STOCK PLANS

    (A) STOCK OPTION PLANS

    On January 2, 1996, the Board of Directors adopted the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the granting of options covering 1,500,000 shares of Common Stock. The 1996 Plan is administered by the Board of Directors and allows for the granting of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In April 1997, The Company's Board of Directors voted that, effective upon the closing of the initial public offering, no further options may be granted or issued under the 1996 Plan.

                         OMTOOL, LTD. AND SUBSIDIARIES

(11) STOCK PLANS (CONTINUED)
    The Company's 1997 Stock Plan (the 1997 Plan) was adopted by the Board of Directors in April 1997 and approved by the Company's stockholders in June 1997. The 1997 Plan took effect upon the closing of the Company's initial public offering. The 1997 Plan provides for the issuance of Common Stock pursuant to the grant to employees of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of Common Stock which may be issued pursuant to the 1997 Plan is 1,800,000.

    The following is a summary of all stock option activity:

                                                                                             WEIGHTED
                                                            NUMBER OF    EXERCISE PRICE       AVERAGE
                                                              SHARES       PER SHARE      EXERCISE PRICE
                                                            ----------  ----------------  ---------------
Outstanding, December 31, 1995............................          --                --            --
  Granted.................................................   1,129,400  $  0.25 - $ 1.85     $    0.39
  Canceled................................................     (33,000)    0.25 -   1.85          0.40
                                                            ----------  ----------------         -----
Outstanding, December 31, 1996............................   1,096,400     0.25 -   1.85          0.39
  Granted.................................................     435,150     1.85 -  12.13          5.77
  Exercised...............................................    (130,263)    0.25 -   1.85          0.42
  Canceled................................................     (69,333)    0.25 -  11.00          4.19
                                                            ----------  ----------------         -----
Outstanding, December 31, 1997............................   1,331,954     0.25 -  12.13          1.94
  Granted.................................................     709,900     2.63 -  11.88          9.91
  Exercised...............................................    (480,284)    0.25 -   8.25          0.43
  Canceled................................................    (185,622)    0.25 -  12.13          5.55
                                                            ----------  ----------------         -----
Outstanding, December 31, 1998............................   1,375,948  $  0.25 - $ 9.00     $    3.00
                                                            ----------  ----------------         -----
                                                            ----------  ----------------         -----
Exercisable, December 31, 1998............................     270,341  $  0.25 - $ 9.00     $    1.45
                                                            ----------  ----------------         -----
                                                            ----------  ----------------         -----

    At December 31, 1998, options to purchase 1,102,350 shares of Common Stock were available for future grants under the 1997 Plan.

    The range of exercise prices for options outstanding and options exercisable at December 31, 1998 is as follows:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                        ---------------------------------------------------  ------------------------------
                                      WEIGHTED AVERAGE
  RANGE OF EXERCISE       OPTIONS         REMAINING       WEIGHTED AVERAGE     OPTIONS    WEIGHTED AVERAGE
             PRICES     OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------------  -----------  -------------------  -----------------  -----------  -----------------
   $0.25 - $0.25...        430,448              7.1           $    0.25         176,441       $    0.25
    1.85 -  2.63...        180,900              8.1                1.89          37,100            1.85
    2.94 -  2.94...         31,000             10.0                2.94              --              --
    4.88 -  7.25...        732,600              9.5                4.88          56,550            4.88
    9.00 -  9.00...          1,000              8.6                9.00             250            9.00
                        -----------             ---               -----      -----------          -----
                         1,375,948              8.6           $    3.00         270,341       $    1.45
                        -----------             ---               -----      -----------          -----
                        -----------             ---               -----      -----------          -----

                         OMTOOL, LTD. AND SUBSIDIARIES

(11) STOCK PLANS (CONTINUED)
    On August 13, 1998, the Company's Board of Directors authorized a repricing of certain employee stock options. A total of 761,550 options with exercise prices ranging from $5.50 to $12.13 were affected by the repricing. These options were repriced to $4.875, the closing market price of the Company's Common Stock on that date. Substantially all other terms and conditions of the options remain the same. For employees that opted to participate in the repricing, the original options were amended to reflect the terms of the repricing. These amended options are not reflected as canceled and granted in the option rollforward above.

    (B) 1997 EMPLOYEE STOCK PURCHASE PLAN

    The 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) was adopted by the Board of Directors in April 1997 and approved by the Company's stockholders in June 1997. The 1997 Purchase Plan took effect in January 1998. The 1997 Purchase Plan provides for the issuance of a maximum of 200,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the six-month purchase period. As of December 31, 1998, 3,678 shares had been issued under the plan.

    (C) STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for options granted in 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1998, 1997 and 1996 had a weighted average fair value of $3.52, $3.31 and $0.22, respectively. The weighted average assumptions are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Risk-free interest rate................................................       5.34%      6.16%      5.46%
Volatility.............................................................       80.0%      70.0%      70.0%
Expected dividend yield................................................         --         --         --
Expected lives.........................................................    4 Years    4 Years    4 Years

    The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock would be as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1998         1997          1996
                                                                   ----------  -------------  ----------

                                                                                (RESTATED)
Net income (loss), pro forma.....................................  $  139,582  $  (1,650,622) $  490,341

Net income (loss) per share, pro forma:
  Basic..........................................................  $     0.01  $       (0.19) $     0.07
  Diluted........................................................  $     0.01  $       (0.19) $     0.05

                         OMTOOL, LTD. AND SUBSIDIARIES

(12) 401(K) AND PROFIT-SHARING PLAN

    On December 1, 1995, the Company adopted a 401(k) and profit-sharing plan (the Profit-Sharing Plan) to cover all eligible employees. The Profit-Sharing Plan allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $169,000, $124,000 and $69,000 to the Profit-Sharing Plan for the years ended December 31, 1998, 1997 and 1996, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 1998, 1997 and 1996, the Company made no additional discretionary contributions.

(13) LEASE COMMITMENTS

    The Company leases certain equipment and its office facility under operating leases that expire at various times through December 2002.

    Future minimum lease payments under these leases at December 31, 1998 are as follows:

Year ending December 31,
  1999..........................................................  $ 387,000
  2000..........................................................    333,000
  2001..........................................................    304,000
  2002..........................................................    274,000
                                                                  ---------
                                                                  $1,298,000
                                                                  ---------
                                                                  ---------

    Rent expense included in the accompanying statements of operations was approximately $623,000, $472,000 and $377,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(14) SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

    Total revenues from international sources were approximately $5.4 million, $2.1 million and $560,000 in 1998, 1997 and 1996, respectively. The Company's revenues from international sources were primarily

                         OMTOOL, LTD. AND SUBSIDIARIES

(14) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 1998, 1997 and 1996:

                                                                           DECEMBER 31,
                                                            -------------------------------------------
                                                                1998           1997           1996
                                                            -------------  -------------  -------------

                                                                            (RESTATED)
Total revenues (1)
  North America...........................................  $  25,712,184  $  19,442,492  $   9,785,682
  Europe..................................................      5,100,000      2,000,000        505,000
  Other Foreign Countries.................................        300,000        130,000         55,000
                                                            -------------  -------------  -------------
                                                            $  31,112,184  $  21,572,492  $  10,345,682
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
Long-lived assets (2)
  North America...........................................  $   2,673,211  $   1,522,862  $     881,641
  Europe..................................................      4,165,618      5,221,528             --
  Other Foreign Countries.................................             --             --             --
                                                            -------------  -------------  -------------
                                                            $   6,838,829  $   6,744,390  $     881,641
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

------------------------

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                        YEAR ENDED DECEMBER 31, 1998
                                                           ------------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER       QUARTER
                                                           ------------  ------------  ------------  ------------

                                                            (RESTATED)    (RESTATED)    (RESTATED)
Total revenues...........................................  $  8,011,931  $  7,675,218  $  7,382,265  $  8,042,770
Gross profit.............................................     5,780,537     5,645,252     5,503,891     5,975,297
Net income...............................................       696,193        28,145         5,302       368,112
Net income per share:
  Basic..................................................  $       0.06  $       0.00  $       0.00  $       0.03
  Diluted................................................  $       0.05  $       0.00  $       0.00  $       0.03

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                           ------------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER       QUARTER
                                                           ------------  ------------  ------------  ------------

                                                                                                      (RESTATED)
Total revenues...........................................  $  4,166,362  $  5,105,867  $  5,633,504  $  6,666,757
Gross profit.............................................     3,126,552     3,747,402     4,281,211     5,073,370
Net income (loss)........................................       214,385       244,007       454,968    (2,418,202)
Net income (loss) per share:
  Basic..................................................  $       0.04  $       0.04  $       0.05  $      (0.20)
  Diluted................................................  $       0.02  $       0.02  $       0.04  $      (0.20)