Form 10-Q/A
period 1998-09-30
OMTOOL LTD
filed 1999-04-16
CIK 1020579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q / A
                               Amendment No. 2 to

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

                                  Yes X No ___

There were 12,589,402 shares of the Company's Common Stock, par value $0.01, outstanding on April 13, 1999.

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q/A
                                  Amendment No. 2
                    For the Quarter Ended September 30, 1998
                                    CONTENTS

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

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    1998            1997
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net income                                                                     $  729,640     $  1,349,074
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                                 1,941,560          292,179
     Deferred income taxes                                                          (167,380)               -
     Changes in assets and liabilities, net of acquisitions-
       Accounts receivable                                                        (1,053,855)      (1,243,814)
       Prepaid expenses and other current assets                                    (150,422)        (238,878)
       Accounts payable                                                              708,742          (68,518)
       Accrued liabilities                                                          (305,317)         655,199
       Income taxes payable                                                         (687,905)         255,743
       Deferred revenue                                                              556,284          361,285
       Long-term liabilities                                                         (81,072)        (170,627)
                                                                                ------------   ---------------

              Net cash provided by operating activities                            1,490,275        1,191,643
                                                                                ------------   --------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                            (1,181,245)        (827,543)
   Purchases of short-term investments                                           (28,315,127)     (26,719,838)
   Proceeds from sale of short-term investments                                   30,160,000        2,658,800
   Increase in other assets                                                       (1,361,231)         (12,851)
   Cash acquired in connection with acquisitions of DPSI and TRS                     111,071                -
                                                                                ------------   --------------

              Net cash used in investing activities                                 (586,532)     (24,901,432)
                                                                                -------------  ---------------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                       (247,672)        (273,984)
   Proceeds from issuance of common stock                                                  -       24,150,898
   Exercise of stock options                                                         219,191                -
                                                                                ------------   --------------

              Net cash provided by (used in) financing activities                    (28,481)      23,876,914
                                                                                -------------  --------------

Foreign exchange effect on cash                                                        1,049                -
                                                                                ------------   --------------

Net increase in cash and cash equivalents                                            876,311          167,125

Cash and cash equivalents, beginning of period                                     2,210,367        2,042,100
                                                                                ------------   --------------


Cash and cash equivalents, end of period                                          $3,086,678     $  2,209,225
                                                                                ------------   --------------
                                                                                ------------   --------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-

     Interest                                                                     $    3,216     $     25,521
                                                                                ------------   --------------
                                                                                ------------   --------------
     Income taxes                                                                 $1,078,772     $    409,324
                                                                                ------------   --------------
                                                                                ------------   --------------


Supplemental Disclosure of Noncash Investing and Financing Transactions:

   Accrued dividends on Series B Convertible Redeemable Preferred Stock           $        -     $    233,333
                                                                                ------------   --------------
                                                                                ------------   --------------
   Conversion of Series A and B Preferred Stock                                   $        -     $  5,401,625
                                                                                ------------   --------------
                                                                                ------------   --------------

In connection with the acquisition of DPSI and TRS, the following non-cash transactions occurred:
     Fair value of net assets acquired                                            $  524,621     $        -
     Issuance of common stock                                                       (413,550)             -
                                                                                -------------  ------------

Cash acquired in connection with acquisitions of DPSI and TRS                     $  111,071     $        -
                                                                                ------------   --------------
                                                                                ------------   --------------

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


                               OMTOOL, LTD.


April 15, 1999                     By: /S/ DARIOUSH MARDAN
                                   -------------------
                                    Darioush Mardan
                                    Chief Financial Officer,
                                     Secretary and Treasurer