Form 10-Q
period 1999-03-31
OMTOOL LTD
filed 1999-05-17
CIK 1020579

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

There were 12,742,429 shares of the Company's Common Stock, par value $0.01, outstanding on May 13, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999
                                    CONTENTS

ITEM NUMBER                                                                PAGE

PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
           and December 31, 1998                                             3
         Consolidated Statements of Income for the three months ended
           March 31, 1999 and 1998 (Unaudited)                               4
         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998 (Unaudited)                               5
         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  21

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,              DECEMBER 31,
                                                                                 1999                    1998
                                                                           ------------------     ------------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   3,399,062          $   2,706,038
   Short-term investments                                                       17,929,690             18,039,250
   Accounts receivable, less reserves of $1,692,000 in 1999 and
     $1,345,000 in 1998, respectively                                            6,721,077              6,209,390
   Prepaid expenses and other current assets                                     2,142,268              1,912,404
   Deferred tax asset                                                              697,000                697,000
                                                                           ---------------        ---------------
         Total current assets                                                   30,889,097             29,564,082

Property and equipment, net                                                      1,690,971              1,770,800

Other assets                                                                     4,577,823              5,068,029
                                                                           ---------------        ---------------

         Total assets                                                        $ 37,157,891           $ 36,402,911
                                                                           ---------------        ---------------
                                                                           ---------------        ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                         $      41,062          $      14,047
   Accounts payable                                                              1,106,122              1,328,442
   Accrued liabilities                                                           2,939,101              1,667,964
   Deferred revenue                                                              3,574,310              2,943,848
                                                                           ---------------        ---------------
         Total current liabilities                                               7,660,595              5,954,301
                                                                           ---------------        ---------------

Deferred tax liability                                                             466,348                644,406
                                                                           ---------------        ---------------

Long-term liabilities                                                                    -                 38,935
                                                                           ---------------        ---------------

Stockholders' equity:
   Preferred Stock, $.01 par value --
     Authorized-- 2,000,000; issued and outstanding-- none                               -                      -
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued --
     13,009,372 in 1999 and 1998                                                   130,093                130,093
   Additional paid-in capital                                                   32,713,489             33,353,598
   Accumulated deficit                                                          (2,521,625)            (1,750,596)
   Treasury stock (419,970 shares at cost in 1999)                              (1,246,427)            (1,961,126)
   Cumulative translation adjustment                                               (44,582)                (6,700)
                                                                           ----------------       ----------------
         Total stockholders' equity                                             29,030,948             29,765,269
                                                                           ---------------        ---------------

         Total liabilities and stockholders' equity                          $ 37,157,891           $ 36,402,911
                                                                           ---------------        ---------------
                                                                           ---------------        ---------------

       The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                    1999             1998
                                                                    ----             ----
Revenues:
   Software license                                           $     3,690,837   $     4,828,312
   Hardware                                                         1,877,819         1,770,360
   Service and other                                                1,844,332         1,413,259
                                                              ---------------   ---------------

         Total revenues                                             7,412,988         8,011,931
                                                              ---------------   ---------------

Cost of revenues:
   Software license                                                   239,701           367,994
   Hardware                                                           978,716         1,045,131
   Service and other                                                  850,432           818,269
                                                              ---------------   ---------------

         Total cost of revenues                                     2,068,849         2,231,394
                                                              ---------------   ---------------

         Gross profit                                               5,344,139         5,780,537
                                                              ---------------   ---------------

Operating expenses:
   Sales and marketing                                              2,733,402         2,546,356
   Research and development                                         1,233,252         1,222,486
   General and administrative                                       1,131,479         1,246,363
   Restructuring costs                                              1,128,000                 -
                                                              ---------------   ---------------

         Total operating expenses                                   6,226,133         5,015,205
                                                              ---------------   ---------------

         Income (loss) from operations                               (881,994)          765,332

Interest income                                                       156,887           190,062
Interest expense                                                         (257)           (1,443)
                                                              ---------------   ---------------

         Income (loss) before provision for income taxes             (725,364)          953,951

Provision for income taxes                                             45,665           257,758
                                                              ---------------   ---------------

         Net income (loss)                                    $      (771,029)  $       696,193
                                                              ---------------   ---------------
                                                              ---------------   ---------------


Net income (loss) per share

         Basic                                                $        (0.06)   $         0.06
                                                              ---------------   ---------------
                                                              ---------------   ---------------
         Diluted                                              $        (0.06)   $         0.05
                                                              ---------------   ---------------
                                                              ---------------   ---------------

Weighted average number of common shares outstanding
         Basic                                                     12,480,326        12,585,554
                                                              ---------------   ---------------
                                                              ---------------   ---------------
         Diluted                                                   12,480,326        13,586,724
                                                              ---------------   ---------------
                                                              ---------------   ---------------


       The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    1999            1998
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net income (loss)                                                              $ (771,029)    $    696,193
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities-
     Depreciation and amortization                                                   511,423          408,298
     Deferred income taxes                                                          (178,058)         (66,952)
     Restructuring costs                                                             885,000                -
     Changes in assets and liabilities-
       Accounts receivable                                                          (540,696)      (1,679,145)
       Prepaid expenses and other current assets                                    (214,753)         178,570
       Accounts payable                                                             (215,310)         481,270
       Accrued liabilities                                                           389,001            8,912
       Income taxes payable                                                           (7,921)        (533,185)
       Deferred revenue                                                              655,344          (93,468)
       Long-term liabilities                                                           2,654          (35,344)
                                                                                ------------   ---------------

              Net cash provided by (used in) operating activities                    515,655         (634,851)
                                                                                ------------   ---------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                              (138,780)        (200,721)
   Purchases of short-term investments                                           (24,447,693)      (4,792,384)
   Proceeds from sale of short-term investments                                   24,546,897        5,515,000
   Decrease (increase) in other assets                                               188,099           (3,375)
                                                                                ------------   ---------------

              Net cash provided by investing activities                              148,523          518,520
                                                                                ------------   --------------

Cash Flows from Financing Activities:
   Net repayments on long-term debt                                                   (8,829)        (252,771)
   Exercise of stock options                                                          74,590          103,071
                                                                                ------------   --------------

              Net cash provided by (used in) financing activities                     65,761         (149,700)
                                                                                ------------   ---------------

Foreign exchange effect on cash                                                      (36,915)          (4,596)
                                                                                -------------  ---------------

Net increase (decrease) in cash and cash equivalents                                 693,024         (270,627)

Cash and cash equivalents, beginning of period                                     2,706,038        2,353,680
                                                                                ------------   --------------

Cash and cash equivalents, end of period                                          $3,399,062     $  2,083,053
                                                                                -------------  ---------------
                                                                                -------------  ---------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                                     $      257     $      1,443
                                                                                -------------  ---------------
                                                                                -------------  ---------------
     Income taxes                                                                 $   30,260     $    837,606
                                                                                -------------  ---------------
                                                                                -------------  ---------------



       The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (B)  SHORT-TERM INVESTMENTS

      As of March 31, 1999 and December 31, 1998, the Company had $17,929,690 and $18,039,250, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at March 31, 1999 and December 31, 1998.

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

     (D)  NET INCOME (LOSS) PER COMMON SHARE

      The Company reports earnings per share in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1999 exclude the potential common shares from stock options because to include them would have been antidilutive for the period presented. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the treasury stock method, in accordance with SFAS No. 128. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                      1999            1998
                                                                   ------------    --------
       Weighted average number of common shares outstanding         12,480,326     12,585,554
       Potential common shares pursuant to stock options                     -      1,001,170
                                                                 -------------   ------------
       Diluted weighted average shares                              12,480,326     13,586,724
                                                                 -------------   ------------
                                                                 -------------   ------------

      The calculation above excludes the potential common shares related to 1,200,485 and 27,000 outstanding stock options which have an anti-dilutive effect for the three months ended March 31, 1999 and 1998, respectively.

(3)      COMPREHENSIVE INCOME (LOSS)

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   --------------------------
                                                                      1999            1998
                                                                    ------------    --------
       Net income (loss)                                           $  (771,029)    $  696,193
       Foreign currency translation adjustments, net of taxes          (23,252)        (1,499)
                                                                   -------------   -------------
       Comprehensive income (loss)                                 $  (794,281)    $  694,694
                                                                   -------------   -------------
                                                                   -------------   -------------


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

(5) SEGMENT AND GEOGRAPHIC INFORMATION

      The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, as of December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

      Total revenues from international sources were approximately $1.5 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
              Total revenues (1)                              1999            1998
                                                            --------       --------
              North America                                $5,930,624      $6,258,928
              Europe                                        1,355,271       1,509,145
              Other Foreign Countries                         127,093         243,858
                                                           ----------      ----------
                                                           $7,412,988      $8,011,931
                                                           ----------      ----------
                                                           ----------      ----------

                                                           MARCH 31,      DECEMBER  31,
               Long-lived assets (2)                         1999             1998
                                                          ------------    ------------
               North America                               $2,498,334     $2,673,211
               Europe                                       3,770,460      4,165,618
                                                          ------------    -----------
                                                           $6,268,794     $6,838,829
                                                          ------------    -----------
                                                          ------------    -----------

-----------
               (1) Revenues are attributed to geographic regions based on location of customer.

              (2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(6) RESTRUCTURING COSTS

      In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The non-recurring charge includes severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge includes a write-down of assets associated with the closure of the company's Florida facility.

      The components of the restructuring at March 31, 1999 are as follows:

       Employee severance, benefits and related costs               $   939,000
       Write-off and write-down of assets to be disposed                 78,600
       Lease termination and relocation costs                            60,400
       Other                                                             50,000
                                                                    ------------
                                                                    $ 1,128,000
                                                                    ------------
                                                                    ------------

      The total cash impact of the restructuring is $1,049,400 which the Company anticipates to be paid by the end of the third quarter of 1999. As of March 31, the Company had paid out $243,000, and has a remaining liability of $806,000.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 31, 1999.

OVERVIEW

     Omtool designs, develops, markets and supports open, client/server software, delivering solutions that automate and integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr., LegalFax and FAX/400 product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A majority of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end users and indirectly through resellers. The Company first achieved profitability for the year ended December 31, 1992 and has been profitable for the last seventeen quarters, excluding a one-time charge for purchased, in-process research and development in the fourth quarter of 1997 and a non-recurring restructuring charge in the current quarter.

     The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 20% and 22% of the Company's total revenues in the three months ended March 31, 1999 and 1998, respectively.

     The Company markets and sells its products through its direct telesales force. Additionally, the Company continues to recruit VARs, system integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 20% and 27% of the Company's total revenues in the three months ended March 31, 1999 and 1998, respectively.

     In the first quarter of 1999, the Company began to experience the effects of declining market demand for the legacy AS/400 products acquired from CMA Ettworth, Ltd. in the fourth quarter of 1997, during this period sales attributable to these products were below the Company's expectations.

     During the first quarter of 1998, the Company expanded its business through two acquisitions. In February 1998, the Company acquired Desktop Paging Software, Inc., a New Hampshire based provider of wireless messaging software, and TRS Technologies, Inc., a Portland, Oregon based provider of LAN fax and cost recovery systems for law firms. These acquisitions were accounted for under the pooling of interest method of accounting.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                            Three months ended
                                                March 31,
                                        ---------------------------
                                          1999            1998
                                          ----            ----
Revenues:
   Software license                       49.8 %          60.3 %
   Hardware                               25.3             22.1
   Service and other                      24.9             17.6
                                         -----            -----
      Total revenues                     100.0            100.0
                                         -----            -----
Cost of revenues:
   Software license                        3.2             4.6
   Hardware                               13.2            13.0
   Service and other                      11.5            10.3
                                         -----           -----
      Total cost of revenues              27.9            27.9
                                         -----           -----
Gross profit                              72.1            72.1
                                         -----           -----
Operating expenses:
   Sales and marketing                    36.9            31.7
   Research and development               16.6            15.3
   General and administrative             15.3            15.6
   Restructuring costs                    15.2             --
                                         -----           -----
      Total operating expenses            84.0            62.6
                                         -----           -----
Income (loss) from operations            (11.9)            9.5
Interest income, net                       2.1             2.4
                                         -----           -----
Income (loss) before provision for
   Income taxes                           (9.8)           11.9
Provision for income taxes                 0.6             3.2
                                         -----           -----
Net income (loss)                        (10.4) %          8.7 %
                                         -----           -----
                                         -----           -----
Gross profit:
   Software license                       93.5 %          92.4 %
   Hardware                               47.9            41.0
   Service and other                      53.9            41.1


THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

     TOTAL REVENUES. The Company's revenues are currently derived primarily from fees from licensing of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $7.4 million and $8.0 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 7%.

     SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $3.7 million for the three months ended March 31, 1999 and $4.8 million for the three months ended March 31, 1998, representing a decrease of 24%. Software license revenues accounted for 50% and 60% of total revenues for each respective period. The decrease in dollar amount was primarily due to increased lead times associated with the purchasing cycles of Fortune 500 customers. The longer lead times are due to those customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement.

Additionally, the decline in software license revenue can be attributed to a decrease in AS/400 license revenues due to a decline in market demand for these products. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the increase in service and other revenue due to the Company's larger installed customer base.

     HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.9 million for the three months ended March 31, 1999 and $1.8 million for the three months ended March 31, 1998, representing an increase of 6%. Hardware revenues accounted for 25% and 22% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and an increased awareness of the Company's competitive pricing of the hardware units.

     SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.8 million for the three months ended March 31, 1999 and $1.4 million for the three months ended March 31, 1998, representing an increase of 31%. Service and other revenues accounted for 25% and 18% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.


COST OF REVENUES

     SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $240,000 and $368,000 for the three months ended March 31, 1999 and 1998, respectively, representing 6% and 8% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended March 31, 1999 compared to the same period in 1998. The increase in the software license gross margin percentages from 92% for the three months ended March 31, 1998 to 94% for the three months ended March 31, 1999 is primarily due to decreased license fees associated with LegalFax license sales as a result of the completion of the integration of LegalFax with Fax Sr.

     HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $979,000 and $1.0 million for the three months ended March 31, 1999 and 1998, respectively, representing 52% and 59% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the three months ended March 31, 1999 was due primarily to decreased unit cost of hardware products accompanying licenses of Fax Sr. The gross margin percentage for hardware sales was 48% for the three months ended March 31, 1999 compared to 41% in the same period in 1998 due to the decrease in hardware unit cost.

     SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $850,000 and $818,000 for the three months ended March 31, 1999 and 1998, respectively, representing 46% of service and other revenues versus 59% for the same quarter last year. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues increased to 54% from 41% for the three month periods ended March 31, 1999 and 1998, respectively, due to the Company's ability to leverage its existing infrastructure.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $2.7 million and $2.5 million for the three months ended March 31, 1999 and 1998, respectively, or 37% and 32% of total revenues for each respective period. The increase in dollar amount was primarily due to the Company's expanding its marketing activities for its FAX/400 and LegalFax products.

The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.2 million for each of the three months ended March 31, 1999 and 1998, or 17% and 15% of total revenues for each respective period. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $1.1 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, or 15% and 16% of total revenues for each respective period. The decrease in dollar amount was primarily attributable to the Company's ability to leverage its existing infrastructure. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

      RESTRUCTURING COSTS. In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The non-recurring charge includes severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge includes a write-down of assets associated with the closure of the company's Florida facility.

      The components of the restructuring at March 31, 1999 are as follows:

       Employee severance, benefits and related costs               $   939,000
       Write-off and write-down of assets to be disposed                 78,600
       Lease termination and relocation costs                            60,400
           Other                                                         50,000
                                                                    -----------
                                                                    $ 1,128,000
                                                                    -----------
                                                                    -----------

      The total cash impact of the restructuring is $1,049,400 which the Company anticipates to be paid by the end of the third quarter of 1999. As of March 31, the Company had paid out $243,000, and has a remaining liability of $806,000.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $157,000 in the three months ended March 31, 1999 compared to $189,000 earned in the comparable period last year. The net decrease is due to a decrease in short-term investments.

     PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $46,000 and $258,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's provision for income taxes in 1999 is for income taxes related to jurisdictions in which the Company has not benefited from its net operating losses. The provision for income taxes in 1998 was provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through cash flows from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At March 31, 1999, the

Company had cash and cash equivalents of $3.4 million, short-term investments of $17.9 million, and working capital of $23.2 million.

     The Company's operating activities provided cash of $480,000 in the three months ended March 31, 1999 and used cash of $617,000 in the three months ended March 31, 1998. Net cash provided during the three months ended March 31, 1999 consisted primarily of net loss from operations and an increase in accounts receivable offset by depreciation and amortization, restructuring costs, and an increase in deferred revenue. Net cash used during the three months ended March 31, 1998 consisted primarily of an increase in accounts receivable and a decrease in income taxes payable offset by net income, depreciation and amortization and an increase in accounts payable.

     Investing activities provided cash of $149,000 and $662,000 during the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by the proceeds from the sale of short-term investments and a decrease in other assets. During the three months ended March 31, 1998, the principal uses were purchases of short-term investments and purchases of property and equipment offset by the proceeds from the sale of short-term investments and the cash acquired in connection with the acquisitions of DPSI and TRS.

     Financing activities provided cash of $102,000 for the three months ended March 31, 1999 due primarily to net proceeds from the issuance of treasury stock for stock option exercises and net borrowings on long-term debt. Financing activities used cash of $167,000 for the three months ended March 31, 1998 due primarily to the payment of long-term debt offset by the proceeds from the exercise of stock options.

     As of March 31, 1999 the Company did not have any material commitments for capital expenditures.

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

DISCUSSION OF ACQUIRED TECHNOLOGIES

     CMA-Ettworth (now known as "Omtool Europe") was acquired in the quarter ended December 31, 1997. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. Omtool Europe is located in Kingston-upon-Thames, just outside of London, England, and has two wholly owned subsidiaries, one in Paris, France and the other in Melbourne, Florida, which is in the process of being closed.

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

     In the analysis, revenues attributable to the Omtool Europe in-process technologies were estimated to total approximately $70 million over five years assuming the successful completion and market acceptance of the new Omtool Europe technology in conjunction with Omtool products, in particular the Fax Sr. product line. Revenues were expected to peak in 2001 and then decline as other new products and technologies are expected to enter into the market. The Company does not break down revenues attributable specifically to Omtool Europe-derived products; since products are offered both as a suite and as individual applications, Omtool license fees are not necessarily application-specific. During the first quarter of 1999, the Company believes that the revenues attributable to the Omtool Europe in-process technologies were below its original estimates for the period due to decreasing market demand for these products.

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

     The forecast used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results. The Company continues to develop all of its products with the acquired technologies. During the first quarter of 1999, as part of an announced restructuring, the Company made plans to move its research and development for these products from the United Kingdom to its headquarters in Salem, New Hampshire.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and /or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; ongoing commercialization of in-process research and development acquired from CMA; Year 2000 readiness; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and from time to time in the Company's other filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in the past, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. In particular, the Company experienced decreases in both total revenues and net income from the first quarter of 1998 to the second quarter of 1998 and from the fourth quarter of 1998 to the first quarter of 1999 as well as a decrease in total revenue from the second quarter of 1998 to the third quarter of 1998. There can be no assurance that the Company will increase its level of revenues or remain profitable on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived substantially all of its historical revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is devoting a significant portion of its near-term product development efforts on Internet related functionality. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of these products and of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing new products, Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems, or that such systems will not obviate the need for the Company's products.

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

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company has identified a decrease in demand for the Company's AS/400 products and services, as well as a lengthening of lead times associated with the purchasing cycles of Fortune 500 customers as contributing to a decline in software license and total revenues from the first quarter of 1998 as compared to the first quarter of 1999. Any shortfall in revenue or earnings from levels anticipated by securities analysts has had and could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of March 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three month period ended March 31, 1999. Currently the Company does not engage in foreign currency hedging activities.

PART II                             OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

           NUMBER          EXHIBIT DESCRIPTION
           ------          -------------------
           27.1            Financial Data Schedule
           27.2            Restated Financial Data Schedule

    (b)    Reports on Form 8-K

           Amendment No. 3 to Current Report on Form 8-K dated December 5, 1997, as amended on November 23, 1998, amending and restating Item 7, so that previously omitted information is included in said Item 7.

           Amendment No. 4 to Current Report on Form 8-K dated December 5, 1997, as amended on March 1, 1999, amending and restating Item 7, so that previously omitted information is included in said Item 7.

                                  OMTOOL, LTD.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMTOOL, LTD.


May 14, 1999                By: /s/ Darioush Mardan
                                -----------------------------------------------
                                Darioush Mardan
                                Chief Financial Officer, Secretary and Treasurer