Form 10-Q
period 1999-06-30
OMTOOL LTD
filed 1999-08-12
CIK 1020579

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

                  For the quarterly period ended June 30, 1999
                                       OR

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

                                  Yes X No ___

There were 12,772,345 shares of the Company's Common Stock, par value $0.01, outstanding on August 11, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999
                                    CONTENTS

           ITEM NUMBER                                                                                        Page
           -----------                                                                                        ----
           PART I: FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements
                     Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31,
                        1998                                                                                    3
                     Consolidated Statements of Income for the three months and six months ended
                        June 30, 1999 and 1998 (Unaudited)                                                      4
                     Consolidated Statements of Cash Flows for the six months ended June 30, 1999
                        and 1998 (Unaudited)                                                                    5
                     Notes to Consolidated Financial Statements                                                 6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 20

           PART II: OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                                        21

           Item 6.  Exhibits and Reports on Form 8-K                                                           21

           Signatures                                                                                          22


                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,      DECEMBER 31,
                                                                              1999            1998
                                                                          ------------    ------------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  2,574,740    $  2,706,038
   Short-term investments                                                   18,304,842      18,039,250
   Accounts receivable, less reserves of $1,694,000 in 1999 and
     $1,345,000 in 1998, respectively                                        4,274,209       6,209,390
   Prepaid expenses and other current assets                                 1,643,221       1,912,404
   Income tax receivable                                                       637,426              --
   Deferred tax asset                                                          697,000         697,000
                                                                          ------------    ------------
         Total current assets                                               28,131,438      29,564,082

Property and equipment, net                                                  1,814,725       1,770,800

Other assets, net                                                            5,130,637       5,068,029
                                                                          ------------    ------------

         Total assets                                                     $ 35,076,800    $ 36,402,911
                                                                          ------------    ------------
                                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                      $     30,136    $     14,047
   Accounts payable                                                          1,316,300       1,328,442
   Accrued liabilities                                                       2,097,668       1,667,964
   Deferred revenue                                                          3,349,347       2,943,848
                                                                          ------------    ------------
         Total current liabilities                                           6,793,451       5,954,301
                                                                          ------------    ------------

Deferred tax liability                                                         427,432         644,406
                                                                          ------------    ------------
Long-term liabilities                                                               --          38,935
                                                                          ------------    ------------

Stockholders' equity:
   Preferred Stock, $.01 par value --
     Authorized-- 2,000,000; issued and outstanding-- none                          --              --
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued --
     13,009,372 in 1999 and 1998                                               130,093         130,093
   Additional paid-in capital                                               32,242,276      33,353,598
   Accumulated deficit                                                      (3,725,889)     (1,750,596)
   Treasury stock (246,596 and 660,780 shares at cost in 1999 and 1998,
     respectively)                                                            (731,871)     (1,961,126)
   Cumulative translation adjustment                                           (58,692)         (6,700)
                                                                          ------------    ------------
         Total stockholders' equity                                         27,855,917      29,765,269
                                                                          ------------    ------------

         Total liabilities and stockholders' equity                       $ 35,076,800    $ 36,402,911
                                                                          ------------    ------------
                                                                          ------------    ------------



   The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                        ----------------------------------    -----------------------------------
                                                              1999             1998                 1999              1998
                                                              ----             ----                 ----              ----
Revenues:
   Software license                                     $     3,129,205   $     4,478,322     $     6,820,042   $     9,306,634
   Hardware                                                   1,703,822         1,724,516           3,581,641         3,494,876
   Service and other                                          1,771,738         1,472,380           3,616,070         2,885,639
                                                        ---------------   ---------------     ---------------   ---------------

         Total revenues                                       6,604,765         7,675,218          14,017,753        15,687,149
                                                        ---------------   ---------------     ---------------   ---------------

Cost of revenues:
   Software license                                             245,643           397,583             485,344           765,577
   Hardware                                                   1,137,811           956,246           2,116,527         2,001,377
   Service and other                                            927,803           676,137           1,778,235         1,494,406
                                                        ---------------   ---------------     ---------------   ---------------

         Total cost of revenues                               2,311,257         2,029,966           4,380,106         4,261,360
                                                        ---------------   ---------------     ---------------   ---------------

         Gross profit                                         4,293,508         5,645,252           9,637,647        11,425,789
                                                        ---------------   ---------------     ---------------   ---------------

Operating expenses:
   Sales and marketing                                        3,323,510         3,349,841           6,056,912         5,896,197
   Research and development                                   1,355,085         1,293,593           2,588,337         2,516,079
   General and administrative                                 1,644,826         1,145,520           2,776,305         2,391,883
   Restructuring costs                                               --                --           1,128,000                --
                                                        ---------------   ---------------     ---------------   ---------------

         Total operating expenses                             6,323,421         5,788,954          12,549,554        10,804,159
                                                        ---------------   ---------------     ---------------   ---------------

         Income (loss) from operations                       (2,029,913)         (143,702)         (2,911,907)          621,630

Interest income, net                                            179,067           182,269             335,697           370,888
                                                        ---------------   ---------------     ---------------   ---------------

         Income (loss) before provision (benefit) for
         income taxes                                        (1,850,846)           38,567          (2,576,210)          992,518

Provision (benefit) for income taxes                           (646,582)           10,422            (600,917)          268,180
                                                        ----------------  ---------------     ----------------  ---------------

         Net income (loss)                              $    (1,204,264)  $        28,145     $    (1,975,293)  $       724,338
                                                        ----------------  ---------------     ----------------  ---------------
                                                        ----------------  ---------------     ----------------  ---------------
Net income (loss) per share
         Basic                                          $         (0.09)  $          0.00     $         (0.16)  $          0.06
                                                        ----------------  ---------------     ----------------  ---------------
                                                        ----------------  ---------------     ----------------  ---------------
         Diluted                                        $         (0.09)  $          0.00     $         (0.16)  $          0.05
                                                        ----------------  ---------------     ----------------  ---------------
                                                        ----------------  ---------------     ----------------  ---------------
Weighted average number of common shares outstanding
         Basic                                                12,711,614       12,750,102           12,595,970       12,667,828
                                                        ----------------  ---------------     ----------------  ---------------
                                                        ----------------  ---------------     ----------------  ---------------
         Diluted                                              12,711,614       13,564,257           12,595,970       13,575,491
                                                        ----------------  ---------------     ----------------  ---------------
                                                        ----------------  ---------------     ----------------  ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    ----------------------------
                                                                         1999            1998
                                                                         ----            ----
Cash Flows from Operating Activities:
   Net income (loss)                                                $ (1,975,293)   $    724,338
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                     1,037,850       1,412,946
     Deferred income taxes                                              (216,974)       (117,166)
     Restructuring costs                                                 295,705            --
     Changes in assets and liabilities-
       Accounts receivable                                             1,883,194      (1,599,246)
       Prepaid expenses and other current assets                         261,275        (273,651)
       Income tax receivable                                            (616,631)           --
       Accounts payable                                                      425         387,797
       Accrued liabilities                                               235,679        (133,384)
       Income taxes payable                                                 --          (714,531)
       Deferred revenue                                                  440,846         910,378
       Long-term liabilities                                             (33,258)        (46,343)
                                                                    ------------    ------------

              Net cash provided by operating activities                1,312,818         551,138
                                                                    ------------    ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                  (520,868)       (989,049)
   Purchases of short-term investments                               (28,280,467)    (10,964,155)
   Proceeds from sale of short-term investments                       27,996,312      13,035,000
   Increase in other assets                                             (702,301)     (1,346,030)
                                                                    ------------    ------------

              Net cash used in investing activities                   (1,507,324)       (264,234)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
   Net repayments on line of credit                                         --          (244,563)
   Net repayments on long-term debt                                      (13,711)        (16,754)
   Exercise of stock options                                             117,933         132,755
                                                                    ------------    ------------

              Net cash provided by (used in) financing activities        104,222        (128,562)
                                                                    ------------    ------------

Foreign exchange effect on cash                                          (41,014)          3,194
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (131,298)        161,536

Cash and cash equivalents, beginning of period                         2,706,038       2,353,680
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $  2,574,740    $  2,515,216
                                                                    ------------    ------------
                                                                    ------------    ------------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                       $        285    $      2,511
                                                                    ------------    ------------
                                                                    ------------    ------------
     Income taxes                                                   $      1,581    $  1,066,883
                                                                    ------------    ------------
                                                                    ------------    ------------



        The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed March 31, 1999. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (b)  SHORT-TERM INVESTMENTS

      As of June 30, 1999 and December 31, 1998, the Company had $18,304,842 and $18,039,250, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at June 30, 1999 and December 31, 1998.

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

     (d)  NET INCOME (LOSS) PER COMMON SHARE

      The Company reports earnings per share in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1999 exclude the potential common shares from stock options because to include them would have been antidilutive for the periods presented. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the treasury stock method, in accordance with SFAS No. 128. A reconciliation of basic and diluted common shares outstanding is as follows:


                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                 ----------------------------      ----------------------------
                                                                     1999            1998              1999            1998
                                                                 -------------   ------------      -------------   ------------
       Weighted average number of common shares
        outstanding                                                 12,711,614     12,750,102         12,595,970     12,667,828
       Potential common shares pursuant to stock options                    --        814,155                 --        907,663
                                                                 -------------   ------------      -------------   ------------
       Diluted weighted average shares                              12,711,614     13,564,257         12,595,970     13,575,491
                                                                 -------------   ------------      -------------   ------------
                                                                 -------------   ------------      -------------   ------------



      The calculation above excludes the potential common shares related to 1,787,323 outstanding stock options which have an anti-dilutive effect for the three months and six months ended June 30, 1999 and 557,500 and 531,500 outstanding stock options which have an anti-dilutive effect for the three months and six months ended June 30, 1998, respectively.

(3)      COMPREHENSIVE INCOME (LOSS)

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                   ---------------------------       ---------------------------
                                                                     1999             1998             1999             1998
                                                                   -----------      ----------       -----------      ----------
       Net income (loss)                                           $(1,204,264)     $   28,145       $(1,975,293)     $  724,338
       Foreign currency translation adjustments, net of taxes           (8,661)          4,762           (31,913)          3,263
                                                                   -----------      ----------       -----------      ----------
       Comprehensive income (loss)                                 $(1,212,925)     $   32,907       $(2,007,206)     $  727,601
                                                                   -----------      ----------       -----------      ----------
                                                                   -----------      ----------       -----------      ----------



(4)      SEGMENT AND GEOGRAPHIC INFORMATION

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

      Total revenues from international sources were approximately $1.4 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively, and $3.0 million for each of the six months ended June 30, 1999 and 1998. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                          ---------------------------        ----------------------------
                                              1999            1998                1999            1998
                                          -----------     -----------        -------------   ------------
       Total revenues (1)
       North America                      $ 5,223,711     $ 6,475,698        $  11,154,334   $ 12,734,626
       Europe                               1,142,337       1,288,717            2,497,608      2,797,862
       Other Foreign Countries                238,717         (89,197)             365,811        154,661
                                          -----------     -----------        -------------   ------------
                                          $ 6,604,765     $ 7,675,218        $  14,017,753   $ 15,687,149
                                          -----------     -----------        -------------   ------------
                                          -----------     -----------        -------------   ------------



                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   1999           1998
                                                                               -----------     ----------
       Long-lived assets (2)
       North America                                                           $ 3,495,566     $2,673,211
       Europe                                                                    3,449,796      4,165,618
                                                                               -----------     ----------
                                                                               $ 6,945,362     $6,838,829
                                                                               -----------     ----------
                                                                               -----------     ----------



-----------

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.



(5)      RESTRUCTURING COSTS

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

      The components of the restructuring at June 30, 1999 are as follows:


       Employee severance, benefits and related costs                $  939,000
       Write-off and write-down of assets to be disposed                 78,600
       Lease termination and relocation costs                            60,400
       Other                                                             50,000
                                                                     ----------
                                                                     $1,128,000
                                                                     ----------
                                                                     ----------



      The total cash impact of the restructuring is $1,049,400 which the Company anticipates to be paid by the end of the third quarter of 1999. As of June 30, the Company had paid out $832,200, and has a remaining liability of $217,200.

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

OVERVIEW

     Omtool designs, develops, markets and supports open, client/server software, delivering solutions that automate and integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's IP Fax Server, IP Fax Satellite, Fax Sr. Enterprise, Fax Sr. Express, LegalFax and FAX/400 product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A majority of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end users and indirectly through resellers.

     The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 20% and 19% of the Company's total revenues in the six months ended June 30, 1999 and 1998, respectively.

     The Company markets and sells its products through its direct telesales force. Additionally, the Company continues to recruit VARs, system integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 19% and 27% of the Company's total revenues in the six months ended June 30, 1999 and 1998, respectively.

     Due to longer customer purchasing cycles, a decline in demand for the Company's legacy software products, such as the AS/400 products acquired from CMA Ettworth, Ltd. in the fourth quarter of 1997, a softness in demand for enterprise fax solutions, and sales delays associated with transitioning the Company's sales structure from a direct model to a channel model, the Company has experienced declining software license revenue from the fourth quarter of 1998 through the second quarter of 1999. In addition, the Company's software license revenue for the first and second quarters of 1999 has declined when compared to the software license revenue for the first and second quarters of 1998. The Company has also experienced losses from operations in each of the first two quarters of 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                            Three months ended               Six months ended
                                                 June 30,                        June 30,
                                         --------------------------     ---------------------------
                                           1999         1998              1999          1998
                                           ----         ----              ----          ----
Revenues:
   Software license                        47.4 %       58.3 %            48.7 %        59.3 %
   Hardware                                25.8         22.5              25.6          22.3
   Service and other                       26.8         19.2              25.7          18.4
                                          -----        -----             -----         -----
      Total revenues                      100.0        100.0             100.0         100.0
                                          -----        -----             -----         -----
Cost of revenues:
   Software license                         3.7          5.2               3.5           4.9
   Hardware                                17.2         12.4              15.1          12.8
   Service and other                       14.0          8.8              12.7           9.5
                                          -----        -----             -----         -----
      Total cost of revenues               34.9         26.4              31.3          27.2
                                          -----        -----             -----         -----
Gross profit                               65.1         73.6              68.7          72.8
                                          -----        -----             -----         -----
Operating expenses:
   Sales and marketing                     50.3         43.6              43.2          37.6
   Research and development                20.5         16.9              18.5          16.0
   General and administrative              24.9         14.9              19.7          15.3
   Restructuring costs                       --           --               8.0           --
                                          -----        -----             -----         -----
      Total operating expenses             95.7         75.4              89.4          68.9
                                          -----        -----             -----         -----
Income (loss) from operations             (30.6)        (1.8)            (20.7)          3.9
Interest income, net                        2.7          2.4               2.4           2.4
                                          -----        -----             -----         -----
Income (loss) before provision
   (benefit) for Income taxes             (27.9)         0.6             (18.3)          6.3
Provision (benefit) for income taxes       (9.8)         0.1              (4.3)          1.7
                                          -----        -----             -----         -----

Net income (loss)                         (18.1) %       0.5 %           (14.0) %        4.6 %
                                          -----        -----             -----         -----
                                          -----        -----             -----         -----
Gross profit:
   Software license                        92.1 %       91.1 %            92.9 %        91.8 %
   Hardware                                33.2         44.5              40.9          42.7
   Service and other                       47.6         54.1              50.8          48.2




THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

     TOTAL REVENUES. The Company's revenues are currently derived from fees from licensing of the Company's software products and from related sales of hardware and services. The Company's total revenues were $6.6 million and $7.7 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 14%.

     SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $3.1 million for the three months ended June 30, 1999 and $4.5 million for the three months ended June 30, 1998, representing a decrease of 30%. Software license revenues accounted for 47% and 58% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers. The Company believes this is a result of customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement. Additionally, the decline in software license revenue can be attributed to a decrease in AS/400 license revenues due to a decline in market demand for these legacy products and sales delays associated with transitioning the Company's structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to a decrease in demand for new software licenses coupled with the increase in service and other revenue due to the Company's larger installed customer base.

     HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.7 million for each of the three months ended June 30, 1999 and 1998. Hardware revenues accounted for 26% and 23% of total revenues for each respective period. The increase in hardware revenues as a percentage of total revenue was due primarily to the increase of hardware unit sales accompanying the Company's products and a shift in sales mix to higher priced third-party hardware products sold by the Company.

     SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.8 million for the three months ended June 30, 1999 and $1.5 million for the three months ended June 30, 1998, representing an increase of 20%. Service and other revenues accounted for 27% and 19% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.


COST OF REVENUES

     SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $246,000 and $398,000 for the three months ended June 30, 1999 and 1998, respectively, representing 8% and 9% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended June 30, 1999 compared to the same period in 1998. The increase in the software license gross margin percentages from 91% for the three months ended June 30, 1998 to 92% for the three months ended June 30, 1999 is primarily due to decreased license fees associated with LegalFax license sales as a result of the completion of the integration of LegalFax with Fax Sr.

     HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.1 million and $956,000 for the three months ended June 30, 1999 and 1998, respectively, representing 67% and 55% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended June 30, 1999 was due primarily to increased unit costs of the particular hardware products accompanying licenses of Fax Sr.

     SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $928,000 and $676,000 for the three months ended June 30, 1999 and 1998, respectively, representing 52% of service and other revenues versus 46% for the same quarter last year. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 48% from 54% for the three month periods ended June 30, 1999 and 1998, respectively, due to added infrastructure to support the larger installed base.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $3.3 million for each of the three months ended June 30, 1999 and 1998, or 50% and 44% of total revenues for each respective period. The increase in sales and marketing expense as a percent of total revenue was primarily due to the Company's expansion of its marketing activities in anticipation of the initial release of its Internet Protocol (IP) Fax products in the third quarter of 1999. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.4 million and $1.3 million for the three months ended June 30, 1999 and 1998, respectively, or 21% and 17% of total revenues for each respective period. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $1.6 million and $1.1 million for the three months ended June 30, 1999 and 1998, respectively, or 25% and 15% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the Company's added infrastructure and fees associated with hiring new management team members throughout the Company. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $179,000 in the three months ended June 30, 1999 compared to $182,000 earned in the comparable period last year. The net decrease is due to a decrease in short-term investments.

     PROVISION FOR INCOME TAXES. The Company's benefit for income taxes was approximately $647,000 for the three months ended June 30, 1999 and represents the Company's anticipated income tax benefit related to its net operating losses. The provision for income taxes was approximately $10,000 for the three months ended June 30, 1998 and was provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

     TOTAL REVENUES. The Company's total revenues were $14.0 million and $15.7 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 11%.

     SOFTWARE LICENSE. Software license revenues were $6.8 million for the six months ended June 30, 1999 and $9.3 million for the six months ended June 30, 1998, representing a decrease of 27%. Software license revenues accounted for 49% and 59% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers. The Company believes this is a result of customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement. Additionally, the decline in software license revenue can be attributed to a decrease in AS/400 license revenues due to a decline in market demand for these legacy products and sales delays associated with transitioning the Company's structure from a direct to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to a decrease in demand for new software licenses coupled with the increase in service and other revenue due to the Company's larger installed customer base.

     HARDWARE. Hardware revenues were $3.6 million for the six months ended June 30, 1999 and $3.5 million for the six months ended June 30, 1998, representing an increase of 2%. Hardware revenues accounted for 26% and 22% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a shift in the sales mix to higher priced third-party hardware products.

     SERVICE AND OTHER. Service and other revenues were $3.6 million for the six months ended June 30, 1999 and $2.9 million for the six months ended June 30, 1998, representing an increase of 25%. Service and other revenues accounted for 26% and 18% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.


COST OF REVENUES

     SOFTWARE LICENSE. Cost of software license revenues was $485,000 and $766,000 for the six months ended June 30, 1999 and 1998, respectively, representing 7% and 8% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the six months ended June 30, 1999 compared to the same period in 1998. The increase in the software license gross margin percentages from 92% for the six months ended June 30, 1998 to 93% for the six months ended June 30, 1999 is primarily due to decreased license fees associated with LegalFax license sales as a result of the completion of the integration of LegalFax with Fax Sr.

     HARDWARE. Cost of hardware revenues was $2.1 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively, representing 59% and 57% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the six months ended June 30, 1999 was due primarily to increased unit cost of the particular hardware products accompanying licenses of Fax Sr. The gross margin percentage for hardware sales was 41% for the six months ended June 30, 1999 compared to 43% in the same period in 1998 due to the increase in hardware unit cost.

     SERVICE AND OTHER. Cost of service and other revenue was $1.8 million and $1.5 million for the six months ended June 30, 1999 and 1998, respectively, representing 49% of service and other revenues versus 52% for the same period last year. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues increased to 51% from 48% for the six month periods ended June 30, 1999 and 1998, respectively, due to the Company's ability to leverage its existing infrastructure.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses were $6.1 million and $5.9 million for the six months ended June 30, 1999 and 1998, respectively, or 43% and 38% of total revenues for each respective period. The increase in sales and marketing expense as a percent of total revenue was primarily due to the Company's expansion of its marketing activities in anticipation of the initial release of its Internet Protocol (IP) Fax products in the third quarter of 1999. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2.6 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively, or 19% and 16% of total revenues for each respective period. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.8 million and $2.4 million for the six months ended June 30, 1999 and 1998, respectively, or 20% and 15% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the Company's added infrastructure and fees associated with hiring new management team members throughout the Company. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

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

      The components of the restructuring at June 30, 1999 are as follows:


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
                                                                    -----------
                                                                    $ 1,128,000
                                                                    -----------
                                                                    -----------


      The total cash impact of the restructuring is $1,049,400 which the Company anticipates to be paid by the end of the third quarter of 1999. As of June 30, the Company had paid out 832,200, and has a remaining liability of $217,200.

     INTEREST INCOME, NET. Interest income, net represented income of $336,000 in the six months ended June 30, 1999 compared to $371,000 earned in the comparable period last year. The net decrease is due to a decrease in short-term investments.

     PROVISION FOR INCOME TAXES. The Company's benefit for income taxes was approximately $601,000 for the six months ended June 30, 1999 and represents the Company's anticipated income tax benefit related to its net operating losses. The provision for income taxes was approximately $268,000 for the six months ended June 30, 1998 and was provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through cash flows from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At June 30, 1999, the Company had cash and cash equivalents of $2.6 million, short-term investments of $18.3 million, and working capital of $21.3 million.

     The Company's operating activities provided cash of $1.3 million and $551,000 in the six months ended June 30, 1999 and 1998, respectively. Net cash provided during the six months ended June 30, 1999 consisted primarily of net loss from operations and an increase in income tax receivable offset by depreciation and amortization, restructuring costs, a decrease in accounts receivable and prepaid expenses and an increase in deferred revenue. Net cash provided during the six months ended June 30, 1998 consisted primarily of an increase in accounts receivable and a decrease in income taxes payable offset by net income, depreciation and amortization, and an increase in accounts payable and deferred revenue.

     Investing activities used cash of $1.5 million and $264,000 during the six months ended June 30, 1999 and 1998, respectively. During each of the six months ended June 30, 1999 and 1998, the principal uses were purchases of short-term investments, purchases of property and equipment and an increase in other assets, offset by the proceeds from the sale of short-term investments.

     Financing activities provided cash of $104,000 for the six months ended June 30, 1999 due primarily to net proceeds from the issuance of common stock for stock option exercises. Financing activities used cash of $129,000 for the six months ended June 30, 1998 due primarily to the payment of long-term debt offset by the proceeds from the issuance of common stock for stock option exercises.

     As of June 30, 1999 the Company did not have any material commitments for capital expenditures.

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

DISCUSSION OF ACQUIRED TECHNOLOGIES

     CMA-Ettworth (now known as "Omtool Europe") was acquired in the quarter ended December 31, 1998. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. Omtool Europe is located in Kingston-upon-Thames, just outside of London, England, and has one branch office in Paris, France and one wholly owned subsidiary in Melbourne, Florida, which is in the process of being closed.

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

     In the analysis, revenues attributable to the Omtool Europe in-process technologies were estimated to total approximately $70 million over five years assuming the successful completion and market acceptance of the new Omtool Europe technology in conjunction with Omtool products, in particular the Fax Sr. product line. Revenues were expected to peak in 2001 and then decline as other new products and technologies are expected to enter into the market. The Company does not break down revenues attributable specifically to Omtool Europe-derived products; since products are offered both as a suite and as individual applications, Omtool license fees are not necessarily application-specific. During the first two quarters of 1999, the Company believes that the revenues attributable to the Omtool Europe in-process technologies were below its original estimates for the period due to decreasing market demand for these products.

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

     The Company is in the process of finalizing the Year 2000 readiness of the software products sold by the Company ("Products") which include on-going assessments of the current versions of its most significant Products. The Company believes these Products are generally Year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The cost to evaluate the Company's Year 2000 compliance has not been material to date and the Company does not expect future expenditures to be material. To the extent that the Company's Products are sold through system integrators or other third parties, there can be no assurance that the users of the Company's Products will not experience Year 2000 problems as a result of the integration of the Company's software with noncompliant
Year 2000 products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's Products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

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

     The Year 2000 issue also affects the Company's internal systems, including information technology (IT) systems, such as management information systems and financial accounting packages, and non-IT systems, such as building security, voice mail and other systems. Omtool has assessed the readiness of its systems for handling the Year 2000. Management currently believes that all material internal systems are Year 2000 compliant and the cost to address any unknown issues will not be material.

     To date, the Company has not identified a complete and separate budget for investigating and remedying additional issues related to Year 2000 compliance, whether involving the Company's own software products or the software of systems used in its internal operations. Additionally, the Company has currently not developed a contingency plan related to Year 2000. There can be no assurance that the Company's resources spent on the investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

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

     The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in the past, there can be no assurances that the Company can resume past growth rates and the Company does not believe that prior growth rates are sustainable or indicative of future operating results. In particular, the Company experienced decreases in both total revenues and net income from the first quarter of 1998 to the second quarter of 1998 and from the fourth quarter of 1998 to the first and second quarters of 1999 as well as a decrease in total revenue from the second quarter of 1998 to the third quarter of 1998. The Company also had losses from operations in the fourth quarter of 1997 and the first and second quarters of 1999. There can be no assurance that the Company will increase its level of revenues or restore profitability on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived its historical revenues primarily from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is devoting a significant portion of its near-term product development efforts on Internet related functionality. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of these products and of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in developing or marketing new products, Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems, or that such systems will not obviate the need for the Company's products.

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

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company has identified a decrease in demand for the Company's AS/400 products and services, sales delays associated with transitioning the Company's sales structure from a direct to a channel model, softness in the demand for enterprise fax solutions, as well as longer purchasing cycles of Fortune 500 customers as contributing to a decline in software license and total revenues from the first and second quarters of 1998 as compared to the first and second quarters of 1999. Any shortfall in revenue or earnings from levels anticipated by securities analysts has had and could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of June 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three and six month periods ended June 30, 1999. Currently the Company does not engage in foreign currency hedging activities.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of security-holders of the Company was held on May 28, 1999. The following nominees were re-elected as Class II directors to serve for a three year term or until their successors are elected and qualified.


                                Total Votes for        Total Votes Withheld
           Nominee                   Nominee                for Nominee
           -------                   -------                -----------
Bruce R. Evans                     11,490,793                 18,987
William C. Styslinger, III         11,490,693                 19,087



         The term of office for the following directors continued after the meeting: Robert L. Voelk (Class III), Martin A. Schultz (Class III), Richard D. Cramer (Class I) and Adrian Peters (Class I).

         The election of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999 was ratified, with 11,495,380 shares voting in favor, 300 shares voting against, and 14,100 abstaining.


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


                            OMTOOL, LTD.


August 12, 1999             By: /s/ Darioush Mardan
                                --------------------------------
                                Darioush Mardan
                                Chief Financial Officer, Secretary and Treasurer