Form 10-Q
period 1999-09-30
OMTOOL LTD
filed 1999-11-12
CIK 1020579

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                Yes X   No
                                   ---    ---
There were 12,589,247 shares of the Company's Common Stock, par value $0.01, outstanding on November 11, 1999.

--------------------------------------------------------------------------------

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999
                                    CONTENTS

           ITEM NUMBER                                                                                        PAGE
           -----------                                                                                        ----
           PART I: FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
                        December 31, 1998                                                                       3
                     Consolidated Statements of Income for the three months and nine months ended
                        September 30, 1999 and 1998 (Unaudited)                                                 4
                     Consolidated Statements of Cash Flows for the nine months ended September
                        30, 1999 and 1998 (Unaudited)                                                           5
                     Notes to Consolidated Financial Statements                                                 6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 21

           PART II: OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                          21

           Item 6.  Exhibits and Reports on Form 8-K                                                           21

           Signatures                                                                                          22

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                       ------------       ------------
                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $    936,037       $  2,706,038
   Short-term investments                                                17,954,891         18,039,250
   Accounts receivable, less reserves of $1,855,100 in 1999 and
     $1,345,000 in 1998, respectively                                     4,077,922          6,209,390
   Prepaid expenses and other current assets                              2,208,577          1,912,404
   Income tax receivable                                                  1,175,254                 --
   Deferred tax asset                                                       697,000            697,000
                                                                       ------------       ------------
         Total current assets                                            27,049,681         29,564,082

Property and equipment, net                                               1,789,121          1,770,800

Other assets, net                                                         4,725,066          5,068,029
                                                                       ------------       ------------

         Total assets                                                  $ 33,563,868       $ 36,402,911
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Current portion of long-term debt                                   $     27,981       $     14,047
   Accounts payable                                                       1,780,741          1,328,442
   Accrued liabilities                                                    1,509,776          1,667,964
   Deferred revenue                                                       3,127,884          2,943,848
                                                                       ------------       ------------
         Total current liabilities                                        6,446,382          5,954,301
                                                                       ------------       ------------

Deferred tax liability                                                      388,515            644,406

Long-term liabilities                                                            --             38,935
                                                                       ------------       ------------
Contingencies (Note 6)

Stockholders' equity:
   Preferred Stock, $.01 par value --
     Authorized-- 2,000,000; issued and outstanding-- none                       --                 --
   Common Stock, $.01 par value--
     Authorized -- 35,000,000; issued --
     13,009,372 in 1999 and 1998                                            130,093            130,093
   Additional paid-in capital                                            32,222,116         33,353,598
   Accumulated deficit                                                   (4,410,711)        (1,750,596)
   Treasury stock (422,625 and 660,780 shares at cost in 1999 and
     1998, respectively)                                                 (1,209,418)        (1,961,126)
   Cumulative translation adjustment                                         (3,109)            (6,700)
                                                                       ------------       ------------
         Total stockholders' equity                                      26,728,971         29,765,269
                                                                       ------------       ------------

         Total liabilities and stockholders' equity                    $ 33,563,868       $ 36,402,911
                                                                       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.


                          OMTOOL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------------------------       -------------------------------
                                                               1999               1998               1999               1998
                                                           ------------       ------------       ------------       ------------
Revenues:
   Software license                                        $  3,161,934       $  4,520,557       $  9,981,976       $ 13,827,191
   Hardware                                                   1,908,585          1,353,683          5,490,226          4,848,559
   Service and other                                          1,932,197          1,508,025          5,548,267          4,393,664
                                                           ------------       ------------       ------------       ------------
         Total revenues                                       7,002,716          7,382,265         21,020,469         23,069,414
                                                           ------------       ------------       ------------       ------------
Cost of revenues:
   Software license                                             282,913            295,757            768,257          1,061,334
   Hardware                                                   1,307,608            900,991          3,424,135          2,902,368
   Service and other                                            930,808            681,626          2,709,043          2,176,032
                                                           ------------       ------------       ------------       ------------
         Total cost of revenues                               2,521,329          1,878,374          6,901,435          6,139,734
                                                           ------------       ------------       ------------       ------------
         Gross profit                                         4,481,387          5,503,891         14,119,034         16,929,680
                                                           ------------       ------------       ------------       ------------
Operating expenses:
   Sales and marketing                                        2,979,598          3,236,673          9,036,510          9,132,870
   Research and development                                   1,221,503          1,312,919          3,809,840          3,828,998
   General and administrative                                 1,345,567          1,171,584          4,121,872          3,563,467
   Restructuring costs                                               --                 --          1,128,000                 --
                                                           ------------       ------------       ------------       ------------
         Total operating expenses                             5,546,668          5,721,176         18,096,222         16,525,335
                                                           ------------       ------------       ------------       ------------
         Income (loss) from operations                       (1,065,281)          (217,285)        (3,977,188)           404,345
Interest income, net                                            173,825            224,551            509,522            595,439
                                                           ------------       ------------       ------------       ------------
         Income (loss) before provision (benefit) for
         income taxes                                          (891,456)             7,266         (3,467,666)           999,784
Provision (benefit) for income taxes                           (206,634)             1,964           (807,551)           270,144
                                                           ------------       ------------       ------------       ------------
         Net income (loss)                                 $   (684,822)      $      5,302       $ (2,660,115)      $    729,640
                                                           ============       ============       ============       ============
Net income (loss) per share
                                                                                                 ------------       ------------
         Basic                                             $      (0.05)      $       0.00       $      (0.21)      $       0.06
                                                           ============       ============       ============       ============
         Diluted                                           $      (0.05)      $       0.00       $      (0.21)      $       0.05
                                                           ============       ============       ============       ============
Weighted average number of common shares outstanding
         Basic                                               12,619,399         12,913,786         12,603,780         12,749,814
                                                           ============       ============       ============       ============
         Diluted                                             12,619,399         13,479,347         12,603,780         13,543,443
                                                           ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1999               1998
                                                                                 ------------       ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                             $ (2,660,115)      $    729,640
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities-
     Depreciation and amortization                                                  1,654,224          1,941,557
     Deferred income taxes                                                           (255,891)          (167,380)
     Restructuring costs                                                               78,600                 --
     Changes in assets and liabilities-
       Accounts receivable                                                          2,121,622         (1,053,857)
       Prepaid expenses and other current assets                                     (297,670)          (150,423)
       Income tax receivable                                                       (1,171,316)                --
       Accounts payable                                                               454,679            735,121
       Accrued liabilities                                                           (144,333)          (331,711)
       Income taxes payable                                                                --           (687,905)
       Deferred revenue                                                               200,188            556,303
       Long-term liabilities                                                          (38,420)           (98,554)
                                                                                 ------------       ------------
              Net cash provided (used in) by operating activities                     (58,432)         1,472,791
                                                                                 ------------       ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                               (761,797)        (1,181,245)
   Purchases of short-term investments                                            (32,076,319)       (28,347,368)
   Proceeds from sale of short-term investments                                    32,157,162         30,160,000
   Increase in other assets                                                          (633,069)        (1,361,231)
                                                                                 ------------       ------------
              Net cash used in investing activities                                (1,314,023)          (729,844)
                                                                                 ------------       ------------
Cash Flows from Financing Activities:
   Purchases of treasury stock                                                       (521,425)                --
   Net repayments on line of credit                                                        --           (244,563)
   Net repayments on long-term debt                                                   (13,983)            14,373
   Exercise of stock options                                                          141,651            219,191
                                                                                 ------------       ------------
              Net cash used in financing activities                                  (393,757)           (10,999)
                                                                                 ------------       ------------
Foreign exchange effect on cash                                                        (3,789)             1,050
                                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents                               (1,770,001)           732,998

Cash and cash equivalents, beginning of period                                      2,706,038          2,353,680
                                                                                 ------------       ------------
Cash and cash equivalents, end of period                                         $    936,037       $  3,086,678
                                                                                 ============       ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                                    $        285       $      3,216
                                                                                 ============       ============
     Income taxes                                                                $    332,775       $  1,078,772
                                                                                 ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (1)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed March 31, 1999. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (B)  SHORT-TERM INVESTMENTS

      As of September 30, 1999 and December 31, 1998, the Company had $17,954,891 and $18,039,250, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at September 30, 1999 and December 31, 1998.

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

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                          --------------------------      --------------------------
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
Weighted average number of common shares outstanding      12,619,399      12,913,786      12,603,780      12,749,814
Potential common shares pursuant to stock options                 --         565,561              --         793,629
                                                          ----------      ----------      ----------      ----------
Diluted weighted average shares                           12,619,399      13,479,347      12,603,780      13,543,443
                                                          ==========      ==========      ==========      ==========


      The calculation above excludes the potential common shares related to 1,477,625 outstanding stock options which have an anti-dilutive effect for the three months and nine months ended September 30, 1999 and 762,550 and 620,000 outstanding stock options which have an anti-dilutive effect for the three months and nine months ended September 30, 1998, respectively.

(3)      COMPREHENSIVE INCOME (LOSS)

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -----------------------------      -----------------------------
                                                                   1999             1998             1999              1998
                                                               -----------       -----------      -----------       -----------
Net income (loss)                                              $  (684,822)      $     5,302      $(2,660,115)      $   729,640
Foreign currency translation adjustments, net of taxes              34,117               779            2,204             4,042
                                                               -----------       -----------      -----------       -----------
Comprehensive income (loss)                                    $  (650,705)      $     6,081      $(2,657,911)      $   733,682
                                                               ===========       ===========      ===========       ===========


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

      Total revenues from international sources were approximately $1.7 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively, and $4.6 million and $4.2 million for the nine months ended September 30, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                     SEPTEMBER 30,                     SEPTEMBER 30,
                             ----------------------------      ----------------------------
Total revenues (1)              1999             1998              1999            1998
                             -----------      -----------      -----------      -----------
North America                $ 5,280,157      $ 6,130,525      $16,434,491      $18,865,151
Europe                         1,451,593        1,108,915        3,949,201        3,906,777
Other Foreign Countries          270,966          142,825          636,777          297,486
                             -----------      -----------      -----------      -----------
                             $ 7,002,716      $ 7,382,265      $21,020,469      $23,069,414
                             ===========      ===========      ===========      ===========

                                                               SEPTEMBER 30,    DECEMBER 31,
Long-lived assets (2)                                              1999           1998
                                                                ----------      ----------
North America                                                   $3,320,401      $2,673,211
Europe                                                           3,193,786       4,165,618
                                                                ----------      ----------
                                                                $6,514,187      $6,838,829
                                                                ==========      ==========

---------
      (1) Revenues are attributed to geographic regions based on location of customer.

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

      The components of the restructuring at September 30, 1999 are as follows:

Employee severance, benefits and related costs         $  939,000
Write-off and write-down of assets to be disposed          78,600
Lease termination and relocation costs                     60,400
Other                                                      50,000
                                                       ----------
                                                       $1,128,000
                                                       ==========

      The total cash impact of the restructuring is $1,049,400. As of September 30, 1999, the Company had paid out the entire $1,049,400, and does not have any remaining liability.

(6)      CONTINGENCIES

      On October 5, 1999 the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. The complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement contained misstatements. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

     The Company has historically derived the majority of its total revenues from sales within North America. Sales outside of North America represented approximately 22% and 18% of the Company's total revenues in the nine months ended September 30, 1999 and 1998, respectively.

     Historically, the Company has marketed and sold its products through its direct telesales force and continues to do so. However, the Company is in the process of transitioning from a direct telesales force to a channel force. Additionally, the Company continues to recruit VARs, system integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels were 26% and 24% of the Company's total revenues in the nine months ended September 30, 1999 and 1998, respectively.

     Due, in part, to longer customer purchasing cycles and a decline in demand for the Company's legacy software products, such as the AS/400 products acquired from CMA Ettworth, Ltd., in the fourth quarter of 1997 the Company has experienced declining software license revenue from the fourth quarter of 1998 through the second quarter of 1999. Software license revenue remained consistent from the second quarter of 1999 to the third quarter of 1999. The Company is expecting the demand for the AS/400 product to decrease steadily and will limit future expenditures on marketing and selling that particular product line. Additional contributors to the decline of software license revenue include a softness in demand for enterprise fax solutions, sales delays associated with transitioning the Company's sales structure from a direct model to a channel model, and cautious purchasing behavior of large corporations due to the uncertainty of the Year 2000 date change and its effect on computer systems and software. The Company's software license revenue for the first three quarters of 1999 has declined when compared to the software license revenue for the first three quarters of 1998. The Company has also experienced losses from operations in each of the first three quarters of 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                         Three months ended       Nine months ended
                                            September 30,           September 30,
                                          -----------------       -----------------
                                           1999        1998        1999       1998
                                          -----       -----       -----       -----
Revenues:
   Software license                        45.1 %      61.2 %      47.5 %      60.0 %
   Hardware                                27.3        18.4        26.1        21.0
   Service and other                       27.6        20.4        26.4        19.0
                                          -----       -----       -----       -----
      Total revenues                      100.0       100.0       100.0       100.0
                                          -----       -----       -----       -----
Cost of revenues:
   Software license                         4.0         4.0         3.7         4.6
   Hardware                                18.7        12.2        16.3        12.6
   Service and other                       13.3         9.2        12.8         9.4
                                          -----       -----       -----       -----
      Total cost of revenues               36.0        25.4        32.8        26.6
                                          -----       -----       -----       -----
Gross profit                               64.0        74.6        67.2        73.4
                                          -----       -----       -----       -----
Operating expenses:
   Sales and marketing                     42.6        43.8        43.0        39.5
   Research and development                17.4        17.8        18.1        16.6
   General and administrative              19.2        15.9        19.6        15.5
   Restructuring costs                       --          --         5.4          --
                                          -----       -----       -----       -----
      Total operating expenses             79.2        77.5        86.1        71.6
                                          -----       -----       -----       -----
Income (loss) from operations             (15.2)       (2.9)      (18.9)        1.8
Interest income, net                        2.5         3.1         2.5         2.6
                                          -----       -----       -----       -----
Income (loss) before provision
   (benefit) for income taxes             (12.7)        0.2       (16.4)        4.4
Provision (benefit) for income taxes       (3.0)        0.0        (3.8)        1.2
                                          -----       -----       -----       -----
Net income (loss)                          (9.7) %      0.2 %     (12.6) %      3.2 %
                                          =====       =====       =====       =====

Gross profit:

   Software license                        91.1 %      93.5 %      92.3 %      92.3 %
   Hardware                                31.5        33.4        37.6        40.1
   Service and other                       51.8        54.8        51.2        50.5

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

     TOTAL REVENUES. The Company's revenues are currently derived from fees from licensing of the Company's software products and from related sales of hardware and services. The Company's total revenues were $7.0 million and $7.4 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 5%.

     SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $3.2 million for the three months ended September 30, 1999 and $4.5 million for the three months ended September 30, 1998, representing a decrease of 30%. Software license revenues accounted for 45% and 61% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers. The Company believes this is a result of customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement, due to the uncertainty of the Year 2000 date change and its effect on customers' existing computer systems and software. Additionally, the decline in software license revenue can be attributed to a decrease in AS/400 license revenues due to a decline in market demand for these legacy products and sales delays associated with transitioning the Company's structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to a decrease in demand for new software licenses coupled with the increase in hardware revenue and the increase in service and other revenue.

     HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.9 million for the three months ended September 30, 1999 and $1.3 million for the three months ended September 30, 1998, representing an increase of 41%. Hardware revenues accounted for 27% and 18% of total revenues for each respective period. The increase in both hardware revenues and hardware revenues as a percentage of total revenue was due to the increase of hardware unit sales accompanying the Company's products and a shift in sales mix to higher priced third-party hardware products sold by the Company. Additionally, the Company did not have any large corporate deals in the third quarter of 1999. These deals typically include a significantly higher percentage of software revenue than hardware revenue.

     SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.9 million for the three months ended September 30, 1999 and $1.5 million for the three months ended September 30, 1998, representing an increase of 28%. Service and other revenues accounted for 28% and 20% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

COST OF REVENUES

     SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $283,000 and $296,000 for the three months ended September 30, 1999 and 1998, respectively, representing 9% and 6% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended September 30, 1999 compared to the same period in 1998. The decrease in the software license gross margin percentages from 94% for the three months ended September 30, 1998 to 91% for the three months ended September 30, 1999 is primarily due to increased costs of manufacturing and packaging the 3.1 version of the Company's Fax Sr. NT product which was released early in the third quarter.

     HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.3 million and $901,000 for the three months ended September 30, 1999 and 1998, respectively, representing 68% and 67% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the three months ended September 30, 1999 was due primarily to increased unit costs of the particular hardware products accompanying licenses of Fax Sr.

     SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenue was $931,000 and $682,000 for the three months ended September 30, 1999 and 1998, respectively, representing 48% of service and other revenues versus 45% for the same quarter last year. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 52% from 55% for the three month periods ended September 30, 1999 and 1998, respectively, due to added infrastructure to support the larger installed base.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $3.0 million and $3.2 million for the three months ended September 30, 1999 and 1998, respectively, or 43% and 44% of total revenues for each respective period. The decrease in sales and marketing expense as a percent of total revenue was primarily due to a decrease in commissions paid due to lower sales levels. This reduction was partially offset by an increase in marketing expenses due to activities to support the release of its Internet Protocol (IP) Fax products in the third quarter of 1999. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.2 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively, or 17% and 18% of total revenues for each respective period. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and financial personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses were $1.3 million and $1.2 million for the three months ended September 30, 1999 and 1998, respectively, or 19% and 16% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the Company's added infrastructure. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $174,000 in the three months ended September 30, 1999 compared to $225,000 earned in the comparable period last year. The net decrease is due to a decrease in short-term investments.

     PROVISION FOR INCOME TAXES. The Company's benefit for income taxes was approximately $207,000 for the three months ended September 30, 1999 and represents the Company's anticipated income tax benefit related to its net operating losses. The provision for income taxes was approximately $2,000 for the three months ended September 30, 1998 and was provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

     TOTAL REVENUES. The Company's total revenues were $21.0 million and $23.1 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 9%.

     SOFTWARE LICENSE. Software license revenues were $10.0 million for the nine months ended September 30, 1999 and $13.8 million for the nine months ended September 30, 1998, representing a decrease of 28%. Software license revenues accounted for 48% and 60% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers. The Company believes this is a result of customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement due to the uncertainty of the Year 2000 date change and its effect on customers' existing computer systems and software. Additionally, the decline in software license revenue can be attributed to a decrease in AS/400 license revenues due to a decline in market demand for these legacy products and sales delays associated with transitioning the Company's structure from a direct to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to a decrease in demand for new software licenses coupled with the increase in hardware revenue and service and other revenue.

     HARDWARE. Hardware revenues were $5.5 million for the nine months ended September 30, 1999 and $4.8 million for the nine months ended September 30, 1998, representing an increase of 13%. Hardware revenues accounted for 26% and 21% of total revenues for each respective period. The increase in hardware revenues was due to the increase of hardware unit sales accompanying the Company's products and a shift in sales mix to higher priced third-party hardware products sold by the Company. Additionally, the Company did not have any large corporate deals in the third quarter of 1999. These deals typically include a significantly higher percentage of software revenue than hardware revenue.

     SERVICE AND OTHER. Service and other revenues were $5.5 million for the nine months ended September 30, 1999 and $4.4 million for the nine months ended September 30, 1998, representing an increase of 26%. Service and other revenues accounted for 26% and 19% of total revenues for each respective period. The increase in dollar amount was due primarily to the increase in maintenance revenues as a result of a larger installed customer base.

COST OF REVENUES

     SOFTWARE LICENSE. Cost of software license revenues was $768,000 and $1.1 million for the nine months ended September 30, 1999 and 1998, respectively, representing 8% of software license revenues for each period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the nine months ended September 30, 1999 compared to the same period in 1998.

     HARDWARE. Cost of hardware revenues was $3.4 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively, representing 62% and 60% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the nine months ended September 30, 1999 was due primarily to increased unit cost of the particular hardware products accompanying licenses of Fax Sr. The gross margin percentage for hardware sales was 38% for the nine months ended September 30, 1999 compared to 40% in the same period in 1998 due to the increase in hardware unit cost.

     SERVICE AND OTHER. Cost of service and other revenue was $2.7 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively, representing 49% of service and other revenues for the each period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses were $9.0 million and $9.1 million for the nine months ended September 30, 1999 and 1998, respectively, or 43% and 40% of total revenues for each respective period. The increase in sales and marketing expense as a percent of total revenue was primarily due to the Company's expansion of its marketing activities associated with the release of its IP Fax products in the third quarter of 1999. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $3.8 million for each of the nine months ended September 30, 1999 and 1998, or 18% and 17% of total revenues for each respective period. The Company expects that research and development expenses will remain relatively consistent with current research and development expenses in absolute terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.1 million and $3.6 million for the nine months ended September 30, 1999 and 1998, respectively, or 20% and 16% of total revenues for each respective period. The increase in dollar amount was primarily attributable to the Company's added infrastructure and fees associated with hiring new management team members throughout the Company. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

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

      The components of the restructuring at September 30, 1999 are as follows:

Employee severance, benefits and related costs         $  939,000
Write-off and write-down of assets to be disposed          78,600
Lease termination and relocation costs                     60,400
Other                                                      50,000
                                                       ----------
                                                       $1,128,000
                                                       ==========

      The total cash impact of the restructuring is $1,049,400. As of September 30, 1999, the Company had paid out the entire $1,049,400, and does not have any remaining liability.

     INTEREST INCOME, NET. Interest income, net represented income of $510,000 in the nine months ended September 30, 1999 compared to $595,000 earned in the comparable period last year. The net decrease is due to a decrease in short-term investments.

     PROVISION FOR INCOME TAXES. The Company's benefit for income taxes was approximately $808,000 for the nine months ended September 30, 1999 and represents the Company's anticipated income tax benefit related to its net operating losses. The provision for income taxes was approximately $270,000 for the nine months ended September 30, 1998 and was provided at the Company's respective federal and state statutory rates, reduced primarily for income tax credits and the tax effect of certain tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through cash flows from operations, the private sales of preferred stock, and the Company's initial public offering of Common Stock completed in August 1997. At September 30, 1999, the Company had cash and cash equivalents of $936,000, short-term investments of $18.0 million, and working capital of $20.6 million.

     The Company's operating activities used cash of $58,000 and provided cash of $1.5 million in the nine months ended September 30, 1999 and 1998, respectively. Net cash used during the nine months ended September 30, 1999 consisted primarily of a net loss from operations, an increase in income tax receivable and a decrease in prepaid expenses and other current assets offset by depreciation and amortization, a decrease in accounts receivable and an increase in both accounts payable and deferred revenue. Net cash provided during the nine months ended September 30, 1998 consisted primarily of net income, depreciation and amortization, and increases in accounts payable and deferred revenue offset by an increase in accounts receivable and decreases in both the income taxes payable and accrued liabilities accounts.

     Investing activities used cash of $1.3 million and $730,000 during the nine months ended September 30, 1999 and 1998, respectively. During each of the nine months ended September 30, 1999 and 1998, the principal uses were purchases of short-term investments, purchases of property and equipment and an increase in other assets, offset by the proceeds from the sale of short-term investments.

     Financing activities used cash of $394,000 for the nine months ended September 30, 1999 due primarily to the purchases of treasury stock offset by net proceeds from the issuance of common stock for stock option exercises. Financing activities used cash of $11,000 for the nine months ended September 30, 1998 due primarily to the payment of the line of credit offset by the proceeds from the issuance of common stock for stock option exercises.

     As of September 30, 1999, the Company did not have any material commitments for capital expenditures.

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

DISCUSSION OF ACQUIRED TECHNOLOGIES

     CMA-Ettworth (now known as "Omtool Europe") was acquired in the quarter ended December 31, 1997. The Company acquired in-process research and development related to a strategic fax gateway solution called IMPS (Integrated Message Processing Server), which was to provide integrated fax, voice, e-mail, Internet connectivity and EDI on a single platform product application. Omtool Europe is located in Kingston-upon-Thames, just outside of London, England, and had one branch office in Paris, France and one wholly owned subsidiary in Melbourne, Florida, both of which are in the process of being closed.

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

     In the analysis, revenues attributable to the Omtool Europe in-process technologies were estimated to total approximately $70 million over five years assuming the successful completion and market acceptance of the new Omtool Europe technology in conjunction with Omtool products, in particular the Fax Sr. product line. Revenues were expected to peak in 2001 and then decline as other new products and technologies are expected to enter into the market. The Company does not break down revenues attributable specifically to Omtool Europe-derived products; since products are offered both as a suite and as individual applications, Omtool license fees are not necessarily application-specific. During the first three quarters of 1999, the Company believes that the revenues attributable to the Omtool Europe in-process technologies were significantly below its original estimates for the period due to decreasing market demand for these products.

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

     The Company is close to finalizing the Year 2000 readiness of the software products sold by the Company ("Products") which include completing assessments of the current versions of its most significant Products. The Company believes these Products are generally Year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The cost to evaluate the Company's Year 2000 compliance has not been material to date and the Company does not expect future expenditures to be material. To the extent that the Company's Products are sold through system integrators or other third parties, there can be no assurance that the users of the Company's Products will not experience Year 2000 problems as a result of the integration of the Company's software with noncompliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's Products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

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

     To date, the Company has not identified a complete and separate budget for investigating and remedying additional issues related to Year 2000 compliance, whether involving the Company's own software products or the software of systems used in its internal operations. Additionally, the Company has currently not developed a formal contingency plan related to Year 2000. There can be no assurance that the Company's resources spent on the investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customer purchasing patterns may be affected by Year 2000 issues as customers delay purchases in anticipation of the future release of Year 2000 compliant products or releases, and as customers expend significant resources to upgrade their current software systems and applications for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

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

     The Company's future results are subject to substantial risks and uncertainties. Although the Company has experienced significant percentage growth in revenue and net income in the past, there can be no assurances that the Company can resume past growth rates and the Company does not believe that prior growth rates are sustainable or indicative of future operating results. In particular, the Company experienced decreases in both total revenues and net income from the first quarter of 1998 to the second and third quarters of 1998 and from the fourth quarter of 1998 to the first three quarters of 1999. The Company also had losses from operations in the fourth quarter of 1997 and the first three quarters of 1999. There can be no assurance that the Company will increase its level of revenues or restore profitability on a quarterly basis or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company has derived its historical revenues primarily from licenses of Fax Sr. NT and related services and resale of related hardware. Broad market acceptance of Fax Sr. NT, and the Windows NT operating system in general, is critical to the Company's future success. As a result, any decline in demand for or failure to achieve broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is devoting a significant portion of its near-term product development efforts on Internet related functionality. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of these products and of new and enhanced versions of Fax Sr. NT. Further, financial performance will also depend on increasing revenue from large corporate accounts and the Company's ability to maintain and develop relationships with network software integration partners. There can be no assurance that the Company will continue to be successful in developing or marketing new products, Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems, or that such systems will not obviate the need for the Company's products.

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

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. The Company's products often have a lengthy sales cycle, especially in the case of large orders. If one or more large orders fails to close as forecasted by the Company in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company has identified a decrease in demand for the Company's AS/400 products and services, sales delays associated with transitioning the Company's sales structure from a direct to a channel model, softness in the demand for enterprise fax solutions, as well as longer purchasing cycles of Fortune 500 customers as contributing to a decline in software license and total revenues from the first three quarters of 1998 as compared to the first three quarters of 1999. Any shortfall in revenue or earnings from levels anticipated by securities analysts has had and could have an immediate and material adverse effect on the trading price of the Company's common stock. The Company typically receives and fulfills a majority of its orders within any given quarter, with a substantial portion occurring in the last weeks or days of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of September 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three and nine month periods ended September 30, 1999. Currently the Company does not engage in foreign currency hedging activities.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On October 5, 1999 the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. The complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement contained misstatements. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

                                OMTOOL, LTD.


November 12, 1999               By: /s/ Darioush Mardan
                                    --------------------------------
                                     Darioush Mardan
                                     Chief Financial Officer, Secretary and
                                     Treasurer