Form 10-K
period 1999-12-31
OMTOOL LTD
filed 2000-03-31
CIK 1020579

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE
           OCTOBER 7, 1996]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-22871
                           --------------------------

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 28, 2000, was approximately $39,841,715 (based upon the closing price of the Registrant's Common Stock on March 28, 2000 of $5.00 per share).

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 28, 2000 was 12,710,781.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into
Part III of this report.

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

ITEM 1. BUSINESS

                                    BUSINESS

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software solutions that integrate communications throughout the enterprise. Omtool's products, licensed typically on a combination server/seat basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents and the ability to improve management of its communications. Included in the Company's products is a suite of utility and control functions that are designed to maintain document integrity. Omtool's products enable the integration of business processes that include the exchange of electronic documents such as legal contracts, financial transactions and purchase order processing. In addition, the Company is currently developing and designing product solutions for secure, business-to-business electronic document exchange.

    Omtool's software products can be deployed on heterogeneous, multi-platform networks and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable; servers, clients and communication capacity can be implemented and added over time as needed to keep pace with demand. Omtool intends to maintain a leadership position in its traditional market while developing and marketing expanded secure electronic document exchange solutions.

    The Company's server products are available on Windows server operating systems, with a client application that runs in various versions of Microsoft Windows, as well as having web based Java and ActiveX clients. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange and Lotus Notes, offering users the ability to initiate and control electronic document exchange and track transactions from within Microsoft Outlook and Lotus Notes. Omtool has licensed its products to thousands of customers worldwide.

    Omtool was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8 Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900.

INDUSTRY BACKGROUND

    To be competitive in today's marketplace, companies must focus on improving electronic communications within their organizations and beyond the enterprise. Growth in electronic communication is being driven by productivity and efficiency demands on knowledge workers, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise to incorporate suppliers, customers and other business partners, and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, facsimile, e-mail and groupware solutions. Facsimile transmission was adopted as a worldwide standard for electronic communication because of its general availability, ease of use, real-time transmission of information in a non-alterable format and consistent uniform protocol standards.

    As the fax market matures, the Company believes continued opportunities exist in the high volume application market for specific faxing from data-centric applications, situations where facsimile technology is used in the context of legal requirements and mission critical business processes where the fax is the standard for electronic document exchange.

    As business-to-business transactions begin to migrate to the Internet, businesses may increasingly require secure web-based electronic document exchange. Existing e-mail solutions do not address the specific issues that are key to secure exchange of mission critical, high value electronic documents. Such solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure document exchange and tracking required for business-to-business Internet communication, customer management document delivery and e-commerce. Omtool is leveraging its experience in electronic document exchange and enterprise client/server architecture to develop an enhanced, secure enterprise document exchange solution designed specifically to meet the needs of businesses for secure electronic document exchange.

THE OMTOOL SOLUTION

    Omtool provides an open client/server software platform, licensed typically on a server/seat basis, for automating and integrating exchange of electronic documents throughout the enterprise and in business-to-business applications. Its range of features and capabilities combined with a flexible interface provide a platform for building custom applications. Corporate customers deploy the Company's products as a key component of business process systems. Examples include legal document exchange, financial transactions, insurance claims, purchase order processing and sales quoting. Omtool's client/server software platform can be configured to automatically process data-streams from back office, manufacturing, and other applications for automatic, electronic exchange providing a potential cost savings in terms of materials and manpower.

    Omtool's products are architected to be modular and scaleable. Servers, clients, and communication capabilities can be implemented and added over time.

STRATEGY

    The Company's objective is to maintain its position as a leading provider of client/server facsimile software solutions and to become the leading provider of secure business-to-business electronic document exchange solutions. Omtool intends to take advantage of its customer base, leveraging its knowledge of communication and enterprise solutions to become the leading provider of secure business-to-business electronic document exchange solutions by implementing the following business strategy:

    DEVELOP FUTURE PRODUCTS. Omtool intends to invest in the necessary research and development to enable the Company to develop new Internet based products offering its customers a robust and reliable solution for secure business-to-business electronic document exchange.

    MAINTAIN TECHNOLOGY LEADERSHIP IN THE ENTERPRISE MARKET. The Company intends to invest in fax messaging technology by developing a new Windows 2000 based architecture designed to become the basis of the next generation fax server product. This is intended to enable customers to deploy computerized faxing as part of broadband, high value enterprise document exchange solutions.

    LEVERAGE INSTALLED BASE OF CUSTOMERS. The Company believes that opportunities exist to expand the use of its products across more users and applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging the solution/reseller channel and providing comprehensive post-sale customer support. In addition, the Company believes that a highly-referenceable customer base is of critical importance in marketing its current and future products to new customers as well as to the Company's installed base.

    BUILD DISTRIBUTION CHANNELS. The Company believes that the way to succeed in the market is by leveraging distribution channels. Omtool's sales efforts have been redirected toward building the solution distribution channels necessary to broaden its reach in to the target vertical markets and further penetrate its installed base. The Company is currently expanding its distribution network, including expanding its indirect channels within North America and internationally and continuing to expand its existing dedicated sales force to focus on sales to large corporate accounts and post-sale relationship management.

    EXPAND INTERNATIONAL SALES. The Company intends to expand its international presence (primarily in Europe) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 1997, 1998 and 1999, approximately 10%, 17% and 22%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 2000, the Company plans to continue to increase its investment in sales and marketing efforts directed towards international markets.

    LEADERSHIP IN THE WINDOWS 2000 ENVIRONMENT. The Company believes that Windows 2000 will become the dominant computing platform in the enterprise environment. The Company intends to continue to focus a portion of its near-term research and development, marketing and sales efforts on Windows 2000 related functionality. See "Factors Affecting Future Performance."

    CONTINUE TO PURSUE STRATEGIC RELATIONSHIPS. The Company intends to form relationships with leading providers of products and services that are complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and an alternative source of implementation services. The Company also believes that these relationships will be beneficial in exposing its products to new markets and prospective customers.

    The Company has strategic alliances with companies such as Xpedite
Systems, Inc. and Cable and Wireless, Inc., providers of enhanced fax carrier services, and Lucent/Octel and Siemens, providers of PC-based unified messaging systems that include voice mail systems and computer-telephony integration solutions. Other strategic alliances include NetCentric Corporation, a provider of carrier-class Internet fax systems, and System Software Associates (SSA), a global provider of enterprise resource planning software. Most recently, Omtool announced a relationship with iManage, a leading provider of information and collaboration management software for enterprises engaged in information commerce as part of their e-business strategy. The agreements generally provide for reference sales, limited co-marketing activities and, in the case of iManage, resale of Omtool's products. These agreements are mutually non-exclusive.

CURRENT PRODUCTS AND SERVICES

FAX SR.

    Fax Sr. is a client/server software solution for automating and integrating fax communication throughout the enterprise. As an integrated component of an enterprise software system, Fax Sr. is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. Fax Sr. is licensed typically on a shrink-wrap basis, primarily on the Windows NT, Sun Solaris and VMS server operating systems. In 1999, approximately 74% of the Company's software license revenues were derived from Fax Sr. NT. Fax Sr. can be configured with a variety of networked clients, including Windows NT, Windows 95, Windows 3.1.x, Internet browsers, and Macintosh.

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

    Fax Sr. provides tools that allow business managers and IT professionals to effectively manage the fax communication process. Outbound faxes can be scheduled on the individual user level and enhanced management security and control capabilities are provided by furnishing password protection as well as user and location restrictions. Through global routing, Fax Sr. can least cost route fax transmissions between servers, over an organization's WAN or the Internet, allowing long distance fax transmissions to be made as local phone calls. Fax Sr. also offers sophisticated tools for facsimile usage analysis, including comprehensive tracking of inbound and outbound faxes. The entire Fax Sr. environment can be managed, configured and controlled from one or more remote workstations.

    Fax Sr. can be automatically linked to enterprise data processing applications on multiple platforms connected on an enterprise's network. Fax Sr. provides an integrated faxing environment across an organization's computer platforms, including both servers and desktops. Fax Sr. is scaleable as a business' need for faxing solutions expands.

    The Company's Fax Sr. product is licensed to its customers on a per server/seat basis. Pricing is based on the number of servers, end user seats and facsimile telephone lines deployed.

    LEGALFAX

    LegalFax is a client/server software solution for law firms to automate and integrate fax communications and cost recovery systems. LegalFax is licensed typically on a shrink-wrap basis, primarily on the Windows 95/98 and Windows NT operating systems. LegalFax supports Microsoft Exchange, Novell GroupWise, and Lotus Notes and allows users to fax using native transport protocol. Additionally, LegalFax is fully integrated with document management systems such as iManage and PC DOCS Open, as well as with time and billing systems such as Equitrac, Elite and CMS Open.

    LegalFax is comprised of four main components: LegalFax Client, LegalFax Server, LegalFax CostRecovery and FaxCenter. The LegalFax Client allows users to send faxes directly from the desktop, automatically validating client matter data and integrates with document management systems. The LegalFax Server uses the Fax Sr. NT fax server as its fax engine and provides the messaging gateway for fax transmissions. The LegalFax CostRecovery component allows integration with cost recovery systems. The LegalFax FaxCenter allows fax administrators to instantly route incoming faxes directly to workstations, distribution lists, printers, or fax machines using existing e-mail networks.

    LegalFax provides a comprehensive feature set with functionality important specifically to users, business managers, and IT professionals in law firms. LegalFax enables users to fax documents directly from document management systems and to retrieve and automatically validate client matter data from such systems before a fax is sent to the fax server. The LegalFax CostRecovery module automatically captures this client and cost information and produces a custom file which can be posted to any time and billing system.

DISCONTINUED PRODUCTS

    On January 4, 2000, the Company sold certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line to International Presence PLC. As of March 31, 2000, the Company will discontinue the sale and support of the U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

HARDWARE

    The Company also resells certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers, and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from third party vendors.

CUSTOMER SERVICE

    To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a period of 12 months, including telephone support, software support comprised of maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media. Support services, may be renewed by the customer on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Although to date the Company has not provided certification training, consulting, and professional services to any significant degree, the Company intends to offer these customer services in the future and has begun to organize the customer support business unit to develop and deliver these services. There can be no assurance, however, as to the time of introduction or level of market acceptance of, or revenue generated from, any such services. In the event that the Company devotes significant financial and other resources to the provision of such services and fails to achieve market acceptance and generate revenue, the Company's business, financial condition and results of operations could be materially adversely affected.

SALES AND MARKETING

    The Company targets large and mid-sized corporations, organizations and government entities as the primary market for its Fax Sr. product line, with small businesses comprising a secondary market opportunity. To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its sales organization, its key executives, the Company's marketing department and its indirect channels, including resellers, distributors and systems integrators.

    The Company offers its product lines through indirect sales channels such as resellers, systems integrators and value added distributors. The Company has refocused its efforts to establish a strong reseller channel by dedicating sales resources specifically to finding and qualifying new reseller partners. As a result, the number of distribution partners has increased significantly. Consequently the sales organization has been re-organized and streamlined to reflect the increased focus on the reseller channel. The Company plans to continue to expand its sales through resellers in North America selling its product lines and anticipates the revenues derived from indirect channels will therefore increase.

    Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. Omtool's distribution strategy is to engage large-volume distributors of software products to serve customers that operate on a multi-national basis. The Company expects to continue to market its products through independent distributors in strategic international markets. In

1997, 1998 and 1999, sales outside of North America represented approximately 10%, 17% and 22%, respectively, of total revenues.

    In support of its sales organization, the Company conducts comprehensive marketing programs intended to promote and create awareness of the Company's products and position the Company in the enterprise, client/server facsimile software market. These efforts may include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns and participation in industry programs and forums.

CUSTOMERS

    As of December 31, 1999, the Company had more than 3,000 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services. As a result of the increased focus on distribution channels, by the end of 1999, the Company has signed on over 30 reseller and distributor partners.

    No single customer accounted for 10% or more of total revenues in 1997, 1998 or 1999.

RESEARCH AND DEVELOPMENT

    The Company continues to invest in research and development. The Company believes its future performance will depend in large part on its ability to develop a new product architecture that can serve as a platform that meets the demands of the market it currently serves as well as future non-fax based, business-to-business, secured electronic document exchange. Omtool deploys its development engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on development of new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products in order to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third parties.

    The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 1997, 1998 and 1999 was approximately $3.9 million, $5.1 million and $5.1 million, respectively. Since its inception, the Company has not capitalized any research and development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

COMPETITION

    The client/server facsimile solution market is intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features, including Internet enabled capabilities; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given this, the Company believes that in order to be successful, it must sharpen its focus and deliver products on the single most prolific system platform-- Windows NT/2000, with features that appeal to the broadest segment of the market.

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

    In the business-to-business secure document exchange market, the Company expects to compete with companies like Tumbleweed, PostX, Docspace, as well as other companies that either have service-based solutions or are specifically targeting document exchange service providers with technology based products. Currently, the Company believes that there are few companies with non-service based products in the market that address secure electronic document exchange, although document management companies such as iManage, Hummingbird and Documentum may develop and deliver competitive products for this market.

    Many of Omtool's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of Omtool will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that the Company will be able to compete successfully in the future. Increased competition will result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

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

EMPLOYEES

    As of December 31, 1999, the Company employed 171 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's executive offices are located in Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet. The lease expires on December 31, 2002, and the Company has an option to extend the lease for a period of three years thereafter. The Company believes that such facilities are adequate for its present operations. The Company, however, expects in the future to expand into additional facilities. The Company also leases additional facilities and offices for sales, customer service, development, and support in Oregon and London, England.

ITEM 3. LEGAL PROCEEDINGS

    On October 5, 1999 the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. The complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement contained misstatements. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company. In addition, the Company is a defendant from time to time in lawsuits incidental to its business. The Company, however, is not at this time a party to any legal proceedings that it currently believes will have a material, adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

                                                                            STOCK PRICE
                                                              ----------------------------------------
                                                                HIGH                 LOW
                                                              --------             --------
QUARTER ENDED:
1998
March 31, 1998..............................................    $14    1/8            $9    5/16
June 30, 1998...............................................    $13    7/8            $7    3/16
September 30, 1998..........................................    $ 7    3/4            $2    1/4
December 31, 1998...........................................    $ 3    1/4            $1    11/16

1999
March 31, 1999..............................................    $ 6                   $2    3/4
June 30, 1999...............................................    $ 4    3/4            $2    7/8
September 30, 1999..........................................    $ 3    3/8            $2
December 31, 1999...........................................    $ 3    9/16           $1    3/4

    On March 28, 2000, the closing price for the Common Stock was $5.00 per share. As of March 28, 2000, there were approximately 73 stockholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,309 additional beneficial holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended
December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1995       1996       1997       1998       1999
                                                   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONSOLIDATED OPERATIONS DATA:
Revenues:
  Software license...............................   $2,780     $6,636    $14,232    $18,542    $12,394
  Hardware.......................................      278      1,831      4,308      6,482      7,072
  Service and other..............................      870      1,879      3,032      6,088      7,620
                                                    ------     ------    -------    -------    -------
    Total revenues...............................    3,928     10,346     21,572     31,122     27,086
                                                    ------     ------    -------    -------    -------
Cost of revenues:
  Software license...............................      104        588      1,027      1,331      1,070
  Hardware.......................................      209      1,310      2,867      3,925      4,891
  Service and other..............................      319        993      1,450      2,951      3,704
                                                    ------     ------    -------    -------    -------
    Total cost of revenues.......................      632      2,891      5,344      8,207      9,665
                                                    ------     ------    -------    -------    -------
    Gross profit.................................    3,296      7,455     16,228     22,905     17,421
                                                    ------     ------    -------    -------    -------
Operating expenses:
  Sales and marketing............................    1,236      3,337      7,937     12,341     11,879
  Research and development.......................      893      2,217      3,955      5,059      5,145
  General and administrative.....................      750      1,129      2,140      4,755      5,562
  Restructuring costs and asset write-off........       --         --         --         --      2,853
  Write-off of purchased, in-process research and
    development..................................       --         --      3,100         --         --
  Loss on sale of AS/400 product line............       --         --         --         --      2,668
                                                    ------     ------    -------    -------    -------
    Total operating expenses.....................    2,879      6,683     17,132     21,155     28,107
                                                    ------     ------    -------    -------    -------
Income (loss) from operations....................      417        772       (904)       750    (10,686)
Interest income (expense), net...................       (1)        16        392        754        668
Income (loss) before provision (benefit) for
  income taxes...................................      416        788       (512)     1,504    (10,018)
Provision (benefit) for income taxes.............       --        244        993        406       (857)
                                                    ------     ------    -------    -------    -------
Net income (loss)................................   $  416     $  544    $(1,505)   $ 1,098    $(9,161)
                                                    ======     ======    =======    =======    =======
Net income (loss) per share (1)
    Basic........................................   $ 0.07     $ 0.08    $ (0.18)   $  0.09    $ (0.73)
                                                    ======     ======    =======    =======    =======
    Diluted......................................   $ 0.07     $ 0.05    $ (0.18)   $  0.08    $ (0.73)
                                                    ======     ======    =======    =======    =======
Weighted average number of common shares
  outstanding (1)
    Basic........................................    6,400      6,596      8,499     12,713     12,600
                                                    ======     ======    =======    =======    =======
    Diluted......................................    6,400     10,379      8,499     13,415     12,600
                                                    ======     ======    =======    =======    =======

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998       1999
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.......................   $  632    $ 2,123    $ 2,354    $ 2,706    $ 1,576
Working capital (deficit).......................       (9)     3,586     23,973     23,610     17,707
  Total assets..................................    1,721      7,044     37,132     36,403     27,473
Long-term debt, net of current portion..........       21        212         --         --         --
Convertible redeemable preferred stock..........       --      5,167         --         --         --
  Total stockholders' equity (deficit)..........      120     (1,253)    29,736     29,765     20,185

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

OVERVIEW

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software solutions that integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr. and LegalFax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A majority of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

    Revenues from software licenses are recognized upon shipment of the software if there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances

    The Company is dependent on licenses of its Fax Sr. NT product, first licensed in March 1995, for a substantial portion of its revenues. In the years ended December 31, 1999, 1998 and 1997, approximately 74%, 69% and 83%, respectively, of the Company's software license revenues were derived from Fax Sr. NT. In addition, a substantial portion of the Company's hardware and service and other revenue is dependent on such licenses of Fax Sr. NT.

    The Company also derives revenues from the sale of hardware products such as intelligent fax boards and fax modems. Hardware sales are undertaken as a convenience to the Company's customers and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from third party vendors. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Revenue for hardware products is recognized upon shipment of the product.

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

    The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 22%, 17% and 10% of the Company's total revenues in 1999, 1998 and 1997, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe) and to increase its investment in sales and marketing efforts directed toward international markets. See "Acquisitions." There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels represent approximately 30%, 23% and 28% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

    As of March 31, 2000, the Company will discontinue the sale and support of U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

    On January 4, 2000, the Company sold certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line to International Presence PLC which were acquired in the Company's acquisition of CMA Ettworth. See "Acquisitions."

ACQUISITIONS

    On December 5, 1997, the Company acquired all of the outstanding shares of capital stock of CMA Ettworth Limited ("CMA Ettworth" or "CMA"). CMA Ettworth (now known as Omtool Europe) is headquartered in London, England and designed, marketed and supported fax solutions for the IBM AS/400 market. As a result of the CMA Ettworth acquisition, the Company acquired the CMA Ettworth Telex/Fax/400 software products for the IBM AS/400 market including related know-how and goodwill. The purchase price was paid with a combination of 363,637 newly issued shares of common stock, $.01 par value, of the Company and $4 million in cash. The cash used by the Company to fund the acquisition was derived primarily from the proceeds of the Company's initial public offering, which became effective on August 7, 1997. The acquisition was accounted for as a purchase, in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. Based on an independent appraisal, a substantial portion of the purchase price was allocated to purchased in-process research and development (IPR&D) for which the Company incurred a one time charge against earnings of approximately $3.1 million in the quarter ended December 31, 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                   1999           1998           1997
                                                 --------       --------       --------
Revenues:
  Software license.............................    45.8%          59.6%          66.0%
  Hardware.....................................    26.1           20.8           20.0
  Service and other............................    28.1           19.6           14.0
                                                  -----          -----          -----
    Total revenues.............................   100.0          100.0          100.0
                                                  -----          -----          -----
Cost of revenues:
  Software license.............................     4.0            4.3            4.8
  Hardware.....................................    18.1           12.6           13.3
  Service and other............................    13.7            9.5            6.7
                                                  -----          -----          -----
    Total cost of revenues.....................    35.8           26.4           24.8
                                                  -----          -----          -----
Gross profit...................................    64.2           73.6           75.2
                                                  -----          -----          -----
Operating expenses:
  Sales and marketing..........................    43.9           39.7           36.8
  Research and development.....................    19.0           16.3           18.3
  General and administrative...................    20.5           15.2            9.9
  Restructuring costs and asset write-off......    10.5             --             --
  Loss on sale of AS/400 product line..........     9.8             --             --
  Write-off of purchased, in-process research
    and development............................      --             --           14.4
                                                  -----          -----          -----
    Total operating expenses...................   103.7           71.2           79.4
                                                  -----          -----          -----
Income (loss) from operations..................   (39.5)           2.4           (4.2)
Interest income, net...........................     2.5            2.4            1.8
                                                  -----          -----          -----
Income (loss) before provision (benefit) for
  income taxes.................................   (37.0)           4.8           (2.4)
Provision (benefit) for income taxes...........    (3.2)           1.3            4.6
                                                  -----          -----          -----
Net income (loss)..............................   (33.8)%          3.5%          (7.0)%
                                                  =====          =====          =====
Gross profit:
  Software license.............................    91.4%          92.8%          92.8%
  Hardware.....................................    30.9           39.4           33.4
  Service and other............................    51.4           51.5           52.2

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

    TOTAL REVENUES. The Company's revenues are currently derived primarily from licensing fees of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $27.1 million and $31.1 million for the years ended December 31, 1999 and 1998, respectively, representing a decrease of 13%.

    SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $12.4 million for the year ended December 31, 1999 and $18.5 million for the year ended December 31, 1998, representing a decrease of 33%. Software license revenues accounted for 46% and 60% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions and longer customer purchasing cycles typical of Fortune 500 customers. The Company believes this is a result of customers' preoccupation with other technology priorities and delayed implementation of large-scale projects, such as enterprise wide e-mail and server replacement, due to the uncertainty of the Year 2000 date change and its effect on customers' existing computer systems and software. Additionally, the decline in software license revenue can be attributed to sales delays associated with transitioning the Company's sales structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the increase in service and other revenue due to the Company's larger installed customer base.

    HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $7.1 million for the year ended December 31, 1999 and $6.5 million for the year ended December 31, 1998, representing an increase of 9%. Hardware revenues accounted for 26% and 21% of total revenues for each respective period. The increase in hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards.

    SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $7.6 million and $6.1 million for 1999 and 1998, respectively, representing an increase of 25%. Service and other revenues accounted for 28% and 20% of total revenues for each respective period. The increase in dollar amount was due primarily to an increase in maintenance revenues as a result of a larger installed customer base. The Company anticipates that service revenue will continue to increase as the Company's installed base grows.

COST OF REVENUES

    SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $1.1 million and $1.3 million in 1999 and 1998, respectively, representing 9% and 7% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the fiscal year 1999 compared to the same period in 1998. Software license gross margin percentages decreased to 91% in 1999 from 93% in 1998. The decrease in gross margin is attributable to a larger number of upgrade units produced as a result of a larger installed base and as a result of additional product versions released in 1999.

    HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $4.9 million and $3.9 million in 1999 and 1998, respectively, representing 69% and 61% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 1999 was due primarily to the increase of hardware unit sales accompanying the Company's products and a change in the sales mix of third-party hardware products from less expensive modem products to high-end multi-channel modem boards. The gross margin percentage for hardware sales decreased to 31% for 1999 from 39% in 1998. The gross margin decrease is due mainly to the write-off of obsolete third-party hardware.

    SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $3.7 million and $3.0 million in 1999 and 1998, respectively, representing 49% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 51% for 1999 from 52% in 1998.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $11.9 million and $12.3 million in 1999 and 1998, respectively, or 44% and 40% of total revenues for each respective period. The decrease in dollar amount was due to a decrease in commissions paid due to lower sales levels. The increase in sales and marketing expenses as a percentage of total revenues was primarily due to decreased revenue. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

    RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $5.1 million for each of the years ended December 31, 1999 and 1998, representing 19% and 16% of total revenues for each respective period. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects research and development expenses will increase in connection with the development of electronic document exchange products and as other new products are developed.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $5.6 million and $4.8 million in 1999 and 1998, respectively, or 21% and 15% of total revenues for each respective period. The increase in dollar amount and as a percentage of revenues was primarily attributable to an increase in executive level personnel and the overhead costs allocated to support such personnel. The Company expects general and administrative expenses are likely to continue to increase in absolute terms.

    RESTRUCTURING COSTS AND ASSET WRITE-OFF In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The non-recurring charge includes severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge includes a write-down of assets associated with the closure of the company's Florida facility.

    The components of the restructuring were as follows:

Employee severance, benefits and related costs..............  $  939,000
Write-off and write-down of assets to be disposed...........      78,600
Lease termination and relocation costs......................      60,400
Other.......................................................      50,000
                                                              ----------
                                                              $1,128,000
                                                              ==========

    In the fourth quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,725,000 in accordance with EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) and SEC Staff Accounting Bulletin No. 100. The non-recurring charge includes severance-related costs and an asset write-off charge. The severance-related costs are associated with a workforce reduction, primarily in the Company's Salem, NH and European operations, of approximately three persons in sales, two persons in research and development, three persons in support, and one person in general and administrative.

    During 1998, the Company was granted a perpetual license to utilize certain patented fax technology. The cost to obtain this license was capitalized and was being amortized over its estimated useful life of five years. In accordance with SFAS No. 121, the Company determined during 1999 that the carrying value of this asset should be reduced to reflect its impairment, based upon an undiscounted cash flow analysis, resulting from the Company's future product plans in which this patented technology is no longer expected to be utilized.

    The components of the restructuring and asset write-off at December 31, 1999 are as follows:

Employee severance, benefits and related costs..............  $  925,000
Asset write-off.............................................     800,000
                                                              ----------
                                                              $1,725,000
                                                              ==========

    LOSS ON SALE OF AS/400 PRODUCT LINE On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The purchase price for the AS/400 Assets was determined through arms' length negotiations between management of IPP and management of Omtool. The Company recognized a loss associated with this sale of $2,667,500 for the year ended December 31, 1999.

    The components of the loss at December 31, 1999 are as follows:

Consideration received for assets sold......................  $ (600,000)
Less: Reserve for proceeds receivable.......................     450,000
                                                              ----------
Net Proceeds................................................    (150,000)
Carrying value of assets sold, net of deferred taxes........   2,644,500
Additional reserve required for AS/400 receivables not
  sold......................................................     173,000
                                                              ----------
Loss on sale of AS/400 product line.........................  $2,667,500
                                                              ==========

    INTEREST INCOME, NET. Interest income, net consists principally of interest earned on cash, cash equivalents, and short-term investments, offset by interest expense associated with equipment financing and borrowings. Interest income, net represented income of $668,000 for the fiscal year ended December 31, 1999 and $754,000 for the fiscal year ended December 31, 1998, due primarily to interest income earned on excess cash. The decrease is due to a lower average principal balance for the year ended December 31, 1999 than that of the year ended December 31, 1998.

    PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes was $(857,000) and $406,000 for fiscal years ended December 31, 1999 and 1998, respectively. The Company recorded an income tax benefit of $857,000 in 1999 as a result of its net operating losses. The effective income tax rate was approximately 27% in 1998 which is lower than the combined federal and state tax rates due to tax credits and tax exempt interest. See Note 8 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At
December 31, 1999, the Company had cash and cash equivalents of $1.6 million, short-term investments of $17.6 million and working capital of $17.7 million.

    The Company's operating activities provided cash of $600,000 and $1.1 million for the years ended December 31, 1999 and 1998, respectively. Net cash provided during the year ended December 31, 1999 consisted primarily of a net loss from operations, offset by depreciation and amortization, restructuring charges, loss on sale of AS/400 product line, a decrease in accounts receivable and prepaid expenses and other current assets. Net cash provided during the year ended December 31, 1998 consisted primarily of net income from operations, depreciation and amortization, and increases in deferred revenue and accounts payable, offset by increased accounts receivable and income taxes payable.

    Investing activities used cash of $1.3 million during the year ended December 31, 1999 and provided cash of $560,000 during the year ended
December 31, 1998. During the year ended December 31, 1999 and 1998, the principal uses were purchases of short-term investments, increases in other assets and purchases of property and equipment, offset by proceeds from the sale of short-term investments.

    Financing activities used cash of $380,000 and $1.3 million during the year ended December 31, 1999 and 1998, respectively due primarily to the purchases of treasury stock.

    At December 31, 1999, the Company did not have any material commitments for capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS
No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 1998, the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

YEAR 2000 IMPACT

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

    PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for a substantial majority of the Company's future revenues. In March 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. To date, the Company has not introduced any secure business-to-business electronic document exchange products to the market. The Company expects that its planned secure business-to-business electronic document exchange solutions will account for an increasing portion of future revenues. However, there can be no assurances that the Company will be able to implement the secure business-to-business electronic document exchange solutions, or if implemented, such solutions will be financially successful or result in any revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

    NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The markets for the Company's products and planned products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing or planned products and have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON FAX SR. NT AND THE WINDOWS NT ENVIRONMENT. The Company currently derives a substantial portion of its revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Continued market acceptance of Fax Sr. NT is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

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

    THE MARKET RISKS FOR SECURE BUSINESS-TO-BUSINESS ELECTRONIC DOCUMENT EXCHANGE SOLUTIONS. The market for the Company's secure business-to-business electronic document exchange solutions are new and evolving rapidly. The Company's success will depend upon the adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. The Company's success will also depend upon acceptance of its technology as the standard for providing these solutions. The adoption and use of the Company's secure business-to-business electronic document exchange solutions will involve changes in the manner in which businesses have traditionally exchanged information. The Company's ability to influence usage of its secure business-to-business electronic document exchange solutions by customers is limited. The Company intends to spend considerable resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for the Company's secure business-to-business electronic document exchange solutions, or its growth rate, if any. Moreover, the Company cannot predict whether the Company's secure business-to-business electronic document exchange solutions will achieve any market acceptance. Any future products or future product enhancements that are not favorably received by customers may not be profitable and, furthermore, could damage the Company's reputation or brand name.

    INTENSE COMPETITION. The enterprise, client/server facsimile solution and secure business-to-business electronic document exchange solutions markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features, including Internet related capabilities; product adoption; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

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

    The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company intends to provide an alternative to traditional mail and courier document delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service. The Company's solution is also an alternative to general purpose e-mail applications and services. In the more narrow area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Differential, e-Parcel, NetDox, PostX and Tumbleweed. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Critical Path, Documentum, Hummingbird, International Business Machines/Lotus Development, Microsoft and Verisign.

    Many of the Company's competitors and potential competitiors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition will result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company's business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in intergrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations, and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common stock to acquire such businesses, which may result in dilution to the Company's existing stockholders.

    LIMITED OPERATING HISTORY. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company has significantly increased its operating expenses in recent periods as it has continued to expand its organization to support sales growth and product development. Although the Company has experienced growth during the past, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will be able to increase its level of revenues or maintain profitability in the future. Increases in operating expenses, primarily research and development spending, are expected to continue and, together with pricing pressures, may result in a decrease in operating income and operating margin percentage. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes and the accompanying demand for the Company's products, the level of acceptance of the Windows NT and Windows 2000 operating systems, the level of acceptance for secure business-to-business electronic document exchange solutions, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel.

    FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS; SEASONALITY. The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's current and planned products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors. In addition, the sale of the Company's products often involves delays because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During such sales cycles, the Company may expend substantial funds and management effort yet receive no revenues. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

    The Company's business has experienced and is expected to continue to experience seasonality. The Company has historically had and expects to continue to have weaker sales in the months of July and August which may have an adverse affect on third quarter sales. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns.

    In general, revenues are difficult to forecast because the market for enterprise, client/server facsimile and secure business-to-business electronic document exchange solutions software has developed and is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

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

    RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. A key element of the Company's strategy is to continue to increase its international sales. The Company expects to face competition from local facsimile product and secure business-to-business electronic document exchange solutions providers in their native countries. To successfully expand international sales, the Company will need to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. With the acquisition of CMA Ettworth, based in London, England, in December 1997, the Company obtained its first sales offices outside of the United States. Such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United

States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE
  COMMODITY INSTRUMENTS

    As of December 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 1999. Currently the Company does not engage in foreign currency hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS

    The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999.

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

(3) Exhibits

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
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

        10.4            Lease dated November 26, 1997 between H.J. Brooks Limited
                        Liability Company and Omtool, Ltd. (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)

        10.5 Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        21              Subsidiaries of the Company

        23              Consent of Arthur Andersen LLP

        27              Current Financial Data Schedule

    (b) Reports on Form 8-K.

    The Company did not file any current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

    (c) Exhibits.

    The exhibits required by this Item are listed under Item 14(a)(3).

    (d) Financial Statement Schedules.

    The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 30th day of March 2000.

                                                       OMTOOL, LTD.

                                                       By:             /s/ ADRIAN A. PETERS
                                                            -----------------------------------------
                                                                         Adrian A. Peters
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                     CHIEF OPERATING OFFICER

                               POWER OF ATTORNEY

    We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Adrian A. Peters and Kira Nelson, and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
            /s/ ADRIAN A. PETERS               President, Chief Executive Officer     March 30, 2000
    ------------------------------------         and Chief Operating Officer
              Adrian A. Peters                   (principal executive officer)

             /s/ ROBERT L. VOELK               Chairman                               March 30, 2000
    ------------------------------------
               Robert L. Voelk

             /s/ KIRA A. NELSON                Vice President, Finance, Acting Chief  March 30, 2000
    ------------------------------------         Financial Officer, Secretary and
               Kira A. Nelson                    Treasurer (principal financial and
                                                 accounting officer)

            /s/ MARTIN A. SCHULTZ              Director                               March 30, 2000
    ------------------------------------
              Martin A. Schultz

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
            /s/ RICHARD D. CRAMER              Director                               March 30, 2000
    ------------------------------------
              Richard D. Cramer

             /s/ BRUCE R. EVANS                Director                               March 30, 2000
    ------------------------------------
               Bruce R. Evans

       /s/ WILLIAM C. STYSLINGER, III          Director                               March 30, 2000
    ------------------------------------
         William C. Styslinger, III

                         OMTOOL, LTD. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    F-4

Consolidated Statements of Convertible Redeemable Preferred
  Stock and Stockholders' Equity (Deficit) for the years
  ended December 31, 1999, 1998 and 1997....................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omtool, Ltd.:

    We have audited the accompanying consolidated balance sheets of Omtool, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 25, 2000

                         OMTOOL, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,576,283   $ 2,706,038
  Short-term investments....................................    17,587,195    18,039,250
  Accounts receivable, less reserves of $2,090,000 and
    $1,345,000 in 1999 and 1998, respectively...............     3,049,161     6,209,390
  Prepaid expenses and other current assets.................     1,523,279     1,912,404
  Deferred tax asset........................................     1,258,978       697,000
                                                              ------------   -----------
    Total current assets....................................    24,994,896    29,564,082
Property and equipment, net.................................     1,630,125     1,770,800
Other assets, net...........................................       848,178     5,068,029
                                                              ------------   -----------
                                                              $ 27,473,199   $36,402,911
                                                              ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,055,197   $ 1,328,442
  Accrued liabilities.......................................     3,329,576     1,682,011
  Deferred revenue..........................................     2,903,549     2,943,848
                                                              ------------   -----------
    Total current liabilities...............................     7,288,322     5,954,301
                                                              ------------   -----------
Deferred tax liability......................................            --       644,406
                                                              ------------   -----------
Long-term liabilities.......................................            --        38,935
                                                              ------------   -----------
Commitments and contingencies (Notes 11 and 16)
Stockholders' equity:
  Preferred Stock, $.01 par value
    Authorized--2,000,000 shares; Issued and
      outstanding--none.....................................            --            --
  Common Stock, $.01 par value
    Authorized--35,000,000 shares
    Issued--13,009,372 shares...............................       130,093       130,093
  Additional paid-in capital................................    32,215,321    33,353,598
  Accumulated deficit.......................................   (10,912,010)   (1,750,596)
  Treasury Stock (420,125 and 660,780 shares at cost in 1999
    and 1998, respectively).................................    (1,201,998)   (1,961,126)
  Cumulative translation adjustment.........................       (46,529)       (6,700)
                                                              ------------   -----------
    Total stockholders' equity..............................    20,184,877    29,765,269
                                                              ------------   -----------
                                                              $ 27,473,199   $36,402,911
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues:
  Software license....................................  $12,394,329   $18,542,007   $14,232,539
  Hardware............................................    7,072,337     6,482,562     4,308,086
  Service and other...................................    7,619,851     6,087,615     3,031,867
                                                        -----------   -----------   -----------
    Total revenues....................................   27,086,517    31,112,184    21,572,492
                                                        -----------   -----------   -----------
Cost of revenues:
  Software license....................................    1,070,295     1,331,068     1,026,934
  Hardware............................................    4,890,412     3,925,421     2,867,227
  Service and other...................................    3,704,314     2,950,718     1,449,795
                                                        -----------   -----------   -----------
    Total cost of revenues............................    9,665,021     8,207,207     5,343,956
                                                        -----------   -----------   -----------
    Gross profit......................................   17,421,496    22,904,977    16,228,536
                                                        -----------   -----------   -----------
Operating expenses:
  Sales and marketing.................................   11,879,346    12,340,919     7,937,094
  Research and development............................    5,144,736     5,058,579     3,954,792
  General and administrative..........................    5,562,467     4,755,179     2,140,412
  Restructuring costs and asset write-off.............    2,853,000            --            --
  Loss on sale of AS/400 product line.................    2,667,500            --            --
  Write-off of purchased, in-process research and
    development (Note 4)..............................           --            --     3,100,000
                                                        -----------   -----------   -----------
    Total operating expenses..........................   28,107,049    22,154,677    17,132,298
                                                        -----------   -----------   -----------
    Income (loss) from operations.....................  (10,685,553)      750,300      (903,762)
Interest income.......................................      666,707       764,322       447,306
Interest expense......................................           --       (10,435)      (55,042)
                                                        -----------   -----------   -----------
    Income (loss) before provision (benefit) for
      income taxes....................................  (10,018,846)    1,504,187      (511,498)
Provision (benefit) for income taxes..................     (857,432)      406,435       993,345
                                                        -----------   -----------   -----------
    Net income (loss).................................  $(9,161,414)  $ 1,097,752   $(1,504,843)
                                                        ===========   ===========   ===========
Net income (loss) per share
    Basic.............................................  $     (0.73)  $      0.09   $     (0.18)
                                                        ===========   ===========   ===========
    Diluted...........................................  $     (0.73)  $      0.08   $     (0.18)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
    Basic.............................................   12,600,018    12,713,169     8,498,953
                                                        ===========   ===========   ===========
    Diluted...........................................   12,600,018    13,414,958     8,498,953
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                                                             ---------------------------------------------
                                                    SERIES B CONVERTIBLE           SERIES A
                                                         REDEEMABLE               CONVERTIBLE
                                                      PREFERRED STOCK,         PREFERRED STOCK,          COMMON STOCK,
                                                      $0.01 PAR VALUE           $0.01 PAR VALUE         $0.01 PAR VALUE
                                                  ------------------------   ---------------------   ---------------------
                                                  NUMBER OF                  NUMBER OF               NUMBER OF
                                                    SHARES       AMOUNT        SHARES      AMOUNT      SHARES      AMOUNT
                                                  ----------   -----------   ----------   --------   ----------   --------
Balance, December 31, 1996......................  1,356,116      5,166,667     162,500      1,625    5,994,278      59,942
  Exercise of stock options.....................         --             --          --         --      130,263       1,302
  Accrued dividends on Series B Convertible
    Redeemable Preferred Stock..................         --        233,333          --         --           --          --
  Conversion of Series A and B Preferred
    Stock.......................................  (1,356,116)   (5,400,000)   (162,500)    (1,625)   3,037,232      30,373
  Issuance of common stock in initial public
    offering net of issuance costs..............         --             --          --         --    3,000,000      30,000
  Issuance of common stock for acquisition......         --             --          --         --      363,637       3,636
  Tax benefit from exercise of stock options....         --             --          --         --           --          --
  Change in cumulative translation adjustment...         --             --          --         --           --          --
  Net loss......................................         --             --          --         --           --          --
                                                  ----------   -----------    --------     ------    ----------   --------
Balance, December 31, 1997......................         --             --          --         --    12,525,410    125,253
  Purchase of Treasury Stock....................         --             --          --         --           --          --
  Exercise of stock options and issuance of
    shares through Employee Stock Purchase
    Plan........................................         --             --          --         --      483,962       4,840
  Tax benefit from exercise of stock options....         --             --          --         --           --          --
  Change in cumulative translation adjustment...         --             --          --         --           --          --
  Net income....................................         --             --          --         --           --          --
                                                  ----------   -----------    --------     ------    ----------   --------
Balance, December 31, 1998......................         --             --          --         --    13,009,372    130,093
  Purchase of Treasury Stock....................         --             --          --         --           --          --
  Exercise of stock options.....................         --             --          --         --           --          --
  Change in cumulative translation adjustment...         --             --          --         --           --          --
  Net loss......................................         --             --          --         --           --          --
                                                  ----------   -----------    --------     ------    ----------   --------
Balance, December 31, 1999......................         --    $        --          --     $   --    13,009,372   $130,093
                                                  ==========   ===========    ========     ======    ==========   ========

                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                                  -------------------------------------------------------------------

                                                       TREASURY STOCK
                                                  ------------------------   ADDITIONAL                   CUMULATIVE
                                                  NUMBER OF                    PAID-IN     ACCUMULATED    TRANSLATION
                                                    SHARES       AMOUNT        CAPITAL       DEFICIT      ADJUSTMENT
                                                  ----------   -----------   -----------   ------------   -----------
Balance, December 31, 1996......................         --             --       195,458    (1,510,172)          --
  Exercise of stock options.....................         --             --        53,024            --           --
  Accrued dividends on Series B Convertible
    Redeemable Preferred Stock..................         --             --            --      (233,333)          --
  Conversion of Series A and B Preferred
    Stock.......................................         --             --     4,971,252       400,000           --
  Issuance of common stock in initial public
    offering net of issuance costs..............         --             --    23,963,981            --           --
  Issuance of common stock for acquisition......         --             --     3,032,733            --           --
  Tax benefit from exercise of stock options....         --             --       234,674            --           --
  Change in cumulative translation adjustment...         --             --            --            --        7,704
  Net loss......................................         --             --            --    (1,504,843)          --
                                                   --------    -----------   -----------   ------------    --------
Balance, December 31, 1997......................         --             --    32,451,122    (2,848,348)       7,704
  Purchase of Treasury Stock....................   (660,780)    (1,961,126)           --            --           --
  Exercise of stock options and issuance of
    shares through Employee Stock Purchase
    Plan........................................         --             --       223,971            --           --
  Tax benefit from exercise of stock options....         --             --       678,505            --           --
  Change in cumulative translation adjustment...         --             --            --            --      (14,404)
  Net income....................................         --             --            --     1,097,752           --
                                                   --------    -----------   -----------   ------------    --------
Balance, December 31, 1998......................   (660,780)    (1,961,126)   33,353,598    (1,750,596)      (6,700)
  Purchase of Treasury Stock....................   (191,000)      (521,425)           --            --           --
  Exercise of stock options.....................    431,655      1,280,553    (1,138,277)           --           --
  Change in cumulative translation adjustment...         --             --            --            --      (39,829)
  Net loss......................................         --             --            --    (9,161,414)          --
                                                   --------    -----------   -----------   ------------    --------
Balance, December 31, 1999......................   (420,125)   $(1,201,998)  $32,215,321   $(10,912,010)   $(46,529)
                                                   ========    ===========   ===========   ============    ========

                                                  STOCKHOLDERS' EQUITY (DEFICIT)
                                                  -------------

                                                      TOTAL
                                                  STOCKHOLDERS'
                                                     EQUITY
                                                    (DEFICIT)
                                                  -------------
Balance, December 31, 1996......................    (1,253,147)
  Exercise of stock options.....................        54,326
  Accrued dividends on Series B Convertible
    Redeemable Preferred Stock..................      (233,333)
  Conversion of Series A and B Preferred
    Stock.......................................     5,400,000
  Issuance of common stock in initial public
    offering net of issuance costs..............    23,993,981
  Issuance of common stock for acquisition......     3,036,369
  Tax benefit from exercise of stock options....       234,674
  Change in cumulative translation adjustment...         7,704
  Net loss......................................    (1,504,843)
                                                   -----------
Balance, December 31, 1997......................    29,735,731
  Purchase of Treasury Stock....................    (1,961,126)
  Exercise of stock options and issuance of
    shares through Employee Stock Purchase
    Plan........................................       228,811
  Tax benefit from exercise of stock options....       678,505
  Change in cumulative translation adjustment...       (14,404)
  Net income....................................     1,097,752
                                                   -----------
Balance, December 31, 1998......................    29,765,269
  Purchase of Treasury Stock....................      (521,425)
  Exercise of stock options.....................       142,276
  Change in cumulative translation adjustment...       (39,829)
  Net loss......................................    (9,161,414)
                                                   -----------
Balance, December 31, 1999......................   $20,184,877
                                                   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  1999          1998           1997
                                                              ------------   -----------   ------------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ (9,161,414)  $ 1,097,752   $ (1,504,843)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Depreciation and amortization...........................     3,007,532     2,488,644        501,139
    Write-off of purchased, in-process research and
      development...........................................            --            --      3,100,000
    Deferred income taxes...................................      (869,813)     (555,595)      (225,000)
    Loss on sale of AS/400 product line.....................     2,667,500            --             --
    Non-cash restructuring costs and asset write-off........       878,600            --             --
    Changes in assets and liabilities, net of acquisition--
      Accounts receivable...................................     2,994,570    (1,270,151)    (1,891,089)
      Prepaid expenses and other current assets.............       546,522      (367,577)      (815,615)
      Accounts payable......................................      (266,029)      327,740         26,860
      Accrued liabilities...................................       856,427      (418,670)       949,367
      Income taxes payable..................................            --      (813,101)       424,305
      Deferred revenue......................................       (15,033)      699,453        792,291
      Long-term liabilities.................................       (38,935)      (59,474)      (205,620)
                                                              ------------   -----------   ------------
        Net cash provided by operating activities...........       599,928     1,129,021      1,151,795
                                                              ------------   -----------   ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (1,193,804)   (1,206,151)      (957,186)
  Purchases of short-term investments.......................   (41,735,767)  (41,409,484)   (39,307,947)
  Proceeds from sale of short-term investments..............    42,177,162    44,550,000     19,058,800
  Cash paid for acquisition of CMA Ettworth, net of cash
    acquired of $631,284....................................            --            --     (3,868,716)
  Increase in other assets..................................      (559,636)   (1,374,077)        (1,412)
                                                              ------------   -----------   ------------
        Net cash provided by (used in) investing
          activities........................................    (1,312,045)      560,288    (25,076,461)
                                                              ------------   -----------   ------------

Cash Flows from Financing Activities:
  Net borrowings (repayments) on line of credit.............            --      (244,563)       151,699
  Payments on long-term debt................................            --            --       (250,000)
  Payments on capital lease obligations.....................            --       (22,841)       (31,000)
  Net proceeds from issuance of common stock................       142,276       228,811     24,048,307
  Purchase of treasury stock................................      (521,425)   (1,961,126)            --
  Tax benefit from exercise of stock options................            --       678,505        234,674
                                                              ------------   -----------   ------------
        Net cash provided by (used in) financing
          activities........................................      (379,149)   (1,321,214)    24,153,680
                                                              ------------   -----------   ------------
Exchange rate effect on cash................................       (38,489)      (15,737)         1,713
                                                              ------------   -----------   ------------
Net increase (decrease) in cash and cash equivalents........    (1,129,755)      352,358        230,727
Cash and cash equivalents, beginning of year................     2,706,038     2,353,680      2,122,953
                                                              ------------   -----------   ------------
Cash and cash equivalents, end of year......................  $  1,576,283   $ 2,706,038   $  2,353,680
                                                              ============   ===========   ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for--
    Interest................................................  $         --   $    10,435   $     55,042
                                                              ============   ===========   ============
    Income taxes............................................  $         --   $ 1,033,000   $    479,324
                                                              ============   ===========   ============

Supplemental Disclosure of Noncash Investing and Financing
  Transactions:
  Accrued dividends on Series B Convertible Redeemable
    Preferred Stock.........................................  $         --   $        --   $    233,333
                                                              ============   ===========   ============
  Conversion of Series A and Series B Preferred Stock.......  $         --   $        --   $  5,401,625
                                                              ============   ===========   ============

Acquisition of CMA Ettworth, Ltd.--
  Fair value of net assets acquired.........................  $         --   $        --   $ (6,905,085)
  Issuance of common stock..................................            --            --      3,036,369
                                                              ============   ===========   ============
  Cash paid for acquisition, net of cash acquired of
    $631,284................................................  $         --   $        --   $ (3,868,716)
                                                              ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software solutions that integrate communication throughout the enterprise. Omtool's Fax Sr. and LegalFax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications processes by providing a suite of utility and control functions. The Company predominantly does business in markets located within North America and Europe.

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

    The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. Additionally, the American Institute of Certified Public Accountants recently issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

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

    Service and other revenues are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized upon shipment of the software, provided services do not include customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payment is contingent upon the

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

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

    (E) SHORT-TERM INVESTMENTS

    As of December 31, 1999 and 1998, the Company had $17,587,195 and $18,039,250, respectively, invested in securities consisting of municipal bonds. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at amortized cost, which approximates market value at December 31, 1999 and 1998.

    (F) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 1998 due to the short-term nature of these instruments.

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (G) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using accelerated and straight-line methods over the following useful lives:

                                                                                    DECEMBER 31,
                                                                               -----------------------
ASSET CLASSIFICATION                              ESTIMATED USEFUL LIFE           1999         1998
--------------------                        ---------------------------------  ----------   ----------
Computer equipment........................             1--5 years              $2,650,634   $1,570,549
Computer software.........................             2--3 years                 767,930    1,191,366
Furniture and equipment...................             5--7 years                 706,230      600,628
Leasehold improvements....................  Shorter of the life of the lease
                                              or the estimated useful life        174,464      172,964
Motor vehicles............................               4 years                   65,733       93,111
Equipment under capital leases............  Shorter of the life of the lease
                                              or the estimated useful life             --       95,802
                                                                               ----------   ----------
                                                                                4,364,991    3,724,420
Less--accumulated depreciation and
  amortization............................                                      2,734,866    1,953,620
                                                                               ----------   ----------
                                                                               $1,630,125   $1,770,800
                                                                               ==========   ==========

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

    (I) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. As of December 31, 1999, the Company has no significant off-balance sheet or credit risk concentrations, such as foreign currency exchange contracts or other hedging instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in established financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 1999:

                                           BALANCE AT    CHARGED TO                            BALANCE AT
                                          BEGINNING OF   COSTS AND                               END OF
              DESCRIPTION                    PERIOD       EXPENSES    WRITE-OFFS   OTHER (1)     PERIOD
              -----------                 ------------   ----------   ----------   ---------   ----------
ACCOUNTS RECEIVABLE RESERVE
December 31, 1997.......................   $  375,000      689,000           --     181,000    $1,245,000
December 31, 1998.......................   $1,245,000      100,000           --          --    $1,345,000
December 31, 1999.......................   $1,345,000      572,000           --     173,000    $2,090,000

------------------------------

(1) The 1997 amount represents additional reserves resulting from the purchase of all of the outstanding common stock of CMA Ettworth Limited in December 1997. The 1999 amount represents additional reserves resulting from the sale of the Company's AS/400 product line.

    For the years ended December 31, 1999, 1998 and 1997, no single customer accounted for greater than 10% of the Company's revenues.

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

    (L) NET INCOME (LOSS) PER SHARE

    The Company reports earnings per share in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1999 exclude the potential common shares from stock options because to include them would have been anti-dilutive for the year presented. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the treasury stock method, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1997 exclude the potential common shares from stock options and redeemable convertible preferred stock outstanding

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) because to include them would have been antidilutive for the year presented. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               1999         1998        1997
                                                            ----------   ----------   ---------
Weighted average number of common shares outstanding......  12,600,018   12,713,169   8,498,953
Potential common shares pursuant to stock options.........          --      701,789          --
                                                            ----------   ----------   ---------
Diluted weighted average shares...........................  12,600,018   13,414,958   8,498,953
                                                            ==========   ==========   =========
Basic net income (loss) per share.........................      $(0.73)       $0.09      $(0.18)
Diluted net income (loss) per common and potential common
  share...................................................      $(0.73)       $0.08      $(0.18)

    For the year ended December 31, 1999, the calculation above excludes the potential common shares related to 2,214,209 outstanding stock options which have an anti-dilutive effect. For the year ended December 31, 1998, the calculation above excludes the potential common shares related to 1,500 outstanding stock options which have an anti-dilutive effect. For the year ended December 31, 1997, the calculation above excludes the potential common shares related to 971,285 outstanding stock options and 1,822,339 shares of redeemable convertible preferred stock which have an anti-dilutive effect.

    (M) RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS
No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 1998, the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

                         OMTOOL, LTD. AND SUBSIDIARIES

(3) COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                                       DECEMBER 31,
                                                          --------------------------------------
                                                             1999          1998         1997
                                                          -----------   ----------   -----------
Net income (loss).......................................  $(9,161,414)  $1,097,752   $(1,504,843)
Foreign currency translation adjustments, net of
  taxes.................................................      (24,447)      (8,841)        4,729
                                                          -----------   ----------   -----------
Comprehensive income (loss).............................  $(9,185,861)  $1,088,911   $(1,500,114)
                                                          ===========   ==========   ===========

(4) ACQUISITIONS

    (A) CMA ETTWORTH

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

    In accordance with APB Opinion No. 16, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $3,100,000 of in-process research and development projects (IPR&D) that had not reached technological feasibility without any alternative future use. Accordingly, the portion allocated to IPR&D was expensed immediately. Acquired intangibles include developed technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 4 to 7 years. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $836,000 were provided as part of the purchase price allocation in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

    The value allocated to IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process

                         OMTOOL, LTD. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
technology. This valuation was based on accepted appraisal methodologies used at the time of the allocation. The allocation of the purchase price follows:

Current assets..............................................  $ 1,452,891
Property and equipment......................................      397,891
Acquired intangible assets..................................    2,090,000
IPR&D.......................................................    3,100,000
Goodwill....................................................    2,925,430
Deferred income taxes.......................................     (836,000)
Liabilities assumed.........................................   (1,593,843)
                                                              -----------
                                                              $ 7,536,369
                                                              ===========

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

                                                      TWO MONTHS
                                                        ENDED       YEAR ENDED
                                                      FEBRUARY,    DECEMBER 31,
                                                         1998          1997
                                                      ----------   ------------
Total revenues
  Omtool............................................  $3,737,353   $19,367,832
  TRS...............................................     323,816     1,705,525
  DPSI..............................................      72,900       499,135
                                                      ----------   -----------
                                                      $4,134,069   $21,572,492
                                                      ==========   ===========
Net income (loss)
  Omtool............................................  $ (230,451)  $  (877,668)
  TRS...............................................     113,735      (612,758)
  DPSI..............................................      11,516       (14,417)
                                                      ----------   -----------
                                                      $ (105,200)  $(1,504,843)
                                                      ==========   ===========

                         OMTOOL, LTD. AND SUBSIDIARIES

(5) INTANGIBLE ASSETS

    The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. In connection with the disposition of the Company's AS/400 product line, the Company disposed of certain of its intangible assets directly attributable to the AS/400 product line (see Note 14). Intangible assets are included in "Other Assets" on the face of the balance sheet and are amortized on a straight-line basis, based on their estimated lives, as follows:

                                             ESTIMATED   DECEMBER 31,   DECEMBER 31,
                                               LIFE          1999           1998
                                             ---------   ------------   ------------
Developed technology.......................   4 Years             --     $1,900,000
Assembled workforce........................   7 Years             --        190,000
Goodwill...................................   5 Years             --      2,925,430
                                                           ---------     ----------
                                                                  --      5,015,430
Less--accumulated amortization.............                       --      1,087,224
                                                           ---------     ----------
                                                                  --     $3,928,206
                                                           =========     ==========

(6) ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accrued salaries and salary-related..................  $1,091,982   $1,033,486
Accrued restructuring charge.........................     783,735           --
Accrued professional fees............................     441,799      151,600
Other accrued expenses...............................   1,012,060      496,925
                                                       ----------   ----------
                                                       $3,329,576   $1,682,011
                                                       ==========   ==========

(7) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 1999, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, net operating loss carryforwards of approximately $4,400,000 to be used to offset future taxable income, if any. The Company also has federal tax credits carryforwards of approximately $570,000. If not utilized, these carryforwards expire through 2014 and are subject to review and possible adjustment by the Internal Revenue Service. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code, there could be annual limitations on the amount of carryforwards which can be realized in future periods.

                         OMTOOL, LTD. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)

    The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------   ---------
Deferred tax asset
  Net operating loss carryforward....................  $ 1,484,000   $ 212,000
  Loss on disposal of AS/400 product line............    1,030,000          --
  Research and development tax credit
    carryforwards....................................      570,000     275,000
  Accrued liabilities and reserves...................    1,390,000     525,000
  Valuation allowance................................   (3,215,022)   (315,000)
                                                       -----------   ---------
  Total deferred tax asset...........................  $ 1,258,978   $ 697,000
                                                       ===========   =========
Deferred tax liability
  Depreciation.......................................  $        --   $ (26,000)
  Acquisition related intangibles....................           --    (618,406)
                                                       -----------   ---------
  Total deferred tax liability.......................  $        --   $(644,406)
                                                       ===========   =========

    Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance relating to a portion of its deferred tax assets for which realization is uncertain.

    A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                  DECEMBER 31,
                                                      ------------------------------------
                                                        1999          1998        1997 (1)
                                                      --------      --------      --------
Income tax provision (benefit) at federal statutory
  rate..............................................   (34.0)%        34.0%         34.0%
Increase (decrease) in tax resulting from--
  State tax provision (benefit), net of federal
    benefit.........................................    (4.3)          2.7           5.0
  Non-deductible goodwill...........................    (3.1)          1.2           1.8
  Tax-exempt interest...............................     2.0         (15.0)         (3.8)
  Research and development tax credits..............     1.0          (5.4)         (6.0)
  Difference in foreign tax rates...................    (0.4)         (1.0)           --
  Increase in valuation allowance...................    28.9          10.0           6.4
  Other.............................................     1.3           0.5           1.0
                                                       -----         -----          ----
Provision (benefit) for income taxes................    (8.6)%        27.0%         38.4%
                                                       =====         =====          ====

------------------------

(1) Calculated based on pre-tax income, before non-deductible charge for purchased, in-process research and development of $3.1 million for 1997.

                         OMTOOL, LTD. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                       DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           -----------   ---------   ----------
Current
  Federal................................  $  (149,618)  $ 460,000   $  951,345
  State..................................      (37,404)    108,000      249,000
  Foreign................................      535,974     394,030       18,000
                                           -----------   ---------   ----------
                                               348,952     962,030    1,218,345
                                           -----------   ---------   ----------
Deferred
  Federal................................  $  (470,382)  $(274,000)  $ (173,000)
  State..................................     (117,596)    (64,000)     (52,000)
  Foreign................................     (618,406)   (217,594)          --
                                           -----------   ---------   ----------
                                            (1,206,384)   (555,595)    (225,000)
                                           -----------   ---------   ----------
Provision (benefit) for income taxes.....  $  (857,432)  $ 406,435   $  993,345
                                           ===========   =========   ==========

    The components of domestic and foreign income (loss) before taxes are as follows:

                                                      DECEMBER 31,
                                          -------------------------------------
                                              1999          1998        1997
                                          ------------   ----------   ---------
  Domestic..............................  $ (9,225,310)  $1,460,354   $(572,498)
  Foreign...............................      (793,536)      43,833      61,000
                                          ------------   ----------   ---------
                                          $(10,018,846)  $1,504,187   $(511,498)
                                          ============   ==========   =========

(8) STOCKHOLDERS' EQUITY

    (A) TREASURY STOCK

    In October 1998, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 1999, the Company has repurchased 851,780 shares.

    (B) RESERVED COMMON STOCK

    As of December 31, 1999, 4,721,515 shares of common stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

                         OMTOOL, LTD. AND SUBSIDIARIES

(9) STOCK PLANS

    (A) STOCK OPTION PLANS

    The Company's 1996 Stock Option Plan provided for the granting of options covering 1,500,000 shares of common stock. The 1996 Plan, administered by the Board of Directors, allows for the granting of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

    The Company's 1997 Stock Plan (the 1997 Plan) provides for the issuance of Common Stock pursuant to the grant to employees of "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended, and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of Common Stock which may be issued pursuant to the 1997 Plan is 4,300,000.

    The following is a summary of all stock option activity:

                                                                                 WEIGHTED
                                         NUMBER OF       EXERCISE PRICE          AVERAGE
                                          SHARES            PER SHARE         EXERCISE PRICE
                                         ---------   -----------------------  --------------
Outstanding, December 31, 1996.........  1,096,400    0.25         --   1.85        0.39
  Granted..............................    435,150    1.85         --  12.13        5.77
  Exercised............................   (130,263)   0.25         --   1.85        0.42
  Canceled.............................    (69,333)   0.25         --  11.00        4.19
                                         ---------   -----------------------  --------------
Outstanding, December 31, 1997.........  1,331,954    0.25         --  12.13        1.94
  Granted..............................    709,900    2.63         --  11.88        9.91
  Exercised............................   (480,284)   0.25         --   8.25        0.43
  Canceled.............................   (185,622)   0.25         --  12.13        5.55
                                         ---------   -----------------------  --------------
Outstanding, December 31, 1998.........  1,375,948    0.25         --   9.00        3.00
  Granted..............................  1,794,500    2.00         --   4.38        3.25
  Exercised............................   (417,114)   0.25         --   1.85        0.26
  Canceled.............................   (539,125)   1.85         --   4.88        4.63
                                         ---------   -----------------------  --------------
Outstanding, December 31, 1999.........  2,214,209   $0.25         --  $9.00       $3.32
                                         =========   =======================  ==============
  Exercisable, December 31, 1999.......    314,908   $0.25         --  $9.00       $3.65
                                         =========   =======================  ==============
  Exercisable, December 31, 1998.......    270,341   $0.25         --  $9.00       $1.45
                                         =========   =======================  ==============
  Exercisable, December 31, 1997.......    326,992   $0.25         --  $1.85       $0.48
                                         =========   =======================  ==============

    At December 31, 1999, options to purchase 2,558,130 shares of commons stock were available for future grants under the 1997 Plan.

                         OMTOOL, LTD. AND SUBSIDIARIES

(9) STOCK PLANS (CONTINUED)

    The range of exercise prices for options outstanding and options exercisable at December 31, 1999 are as follows:

                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             -------------------------------------------------   ------------------------------
                                           WEIGHTED AVERAGE
                               OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
 ------------------------    -----------   ----------------   ----------------   -----------   ----------------
      $0.25 -- $0.25             15,334           6.0             $   0.25          15,334          $0.25
       1.85 --  2.75            966,675           9.3                 2.09          82,375           1.86
       2.94 --  4.38            945,900           9.3                 4.16          86,000           4.06
       4.88 --  7.25            285,300           7.6                 4.88         130,699           4.88
       9.00 --  9.00              1,000           7.6                 9.00             500           9.00
                              ---------         -----             --------        --------          -----
                              2,214,209           9.0             $   3.32         314,908          $3.65
                              =========         =====             ========        ========          =====

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

    (B) 1997 EMPLOYEE STOCK PURCHASE PLAN

    The 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) provides for the issuance of a maximum of 200,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the six-month purchase period. As of December 31, 1999, 18,219 shares had been issued under the plan.

    (C) STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elects the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1999, 1998 and 1997 had a weighted average fair value of $2.10, $3.52 and $3.31, respectively. The weighted average assumptions are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Risk-free interest rate..........................     5.38%      5.34%      6.16%
Volatility.......................................     85.0%      80.0%      70.0%
Expected dividend yield..........................       --         --         --
Expected lives...................................  4 Years    4 Years    4 Years

    The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock would be as follows:

                         OMTOOL, LTD. AND SUBSIDIARIES

(9) STOCK PLANS (CONTINUED)

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              1999         1998        1997
                                          ------------   --------   -----------
Net income (loss), pro forma............  $(10,176,029)  $139,582   $(1,650,622)
Net income (loss) per share, pro forma
Basic...................................  $      (0.81)  $   0.01   $     (0.19)
Diluted.................................  $      (0.81)  $   0.01   $     (0.19)

(10) 401(K) AND PROFIT-SHARING PLAN

    On December 1, 1995, the Company adopted a 401(k) and profit-sharing plan (the Profit-Sharing Plan) to cover all eligible employees. The Profit-Sharing Plan allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $178,000, $169,000, and $124,000 to the Profit-Sharing Plan for the years ended December 31, 1999, 1998 and 1997, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 1999, 1998, and 1997 the Company made no additional discretionary contributions.

(11) LEASE COMMITMENTS

    The Company leases certain equipment and its office facility under operating leases that expire at various times through December 2003.

    Future minimum lease payments under these leases at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................    $  390,000
2001........................................................       384,000
2002........................................................       326,000
2003........................................................        18,000
                                                                ----------
                                                                $1,118,000
                                                                ==========

    Rent expense included in the accompanying statements of operations was approximately $595,000, $623,000, and $472,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(12) SEGMENT AND GEOGRAPHIC INFORMATION

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As

                         OMTOOL, LTD. AND SUBSIDIARIES

(12) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

    Total revenues from international sources were approximately $6.7 million, $6.5 million and $3.1 million in 1999, 1998 and 1997, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 1999, 1998 and 1997:

                                                     DECEMBER 31,
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   -----------
Total revenues (1)
  US..................................  $20,416,251   $24,603,267   $18,442,492
  United Kingdom......................    3,682,532     3,655,705     1,503,379
  Other North America.................      717,861     1,108,917       996,621
  Other Europe........................    1,648,186     1,466,731       499,735
  Latin America/Pacific Rim...........      486,799       122,244        70,265
  Middle East/Far East................       84,220       116,490        49,568
  Australia...........................       50,668        38,830        10,432
                                        -----------   -----------   -----------
                                        $27,086,517   $31,112,184   $21,572,492
                                        ===========   ===========   ===========
Long-lived assets (2)
  North America.......................  $ 2,239,778   $ 2,673,211   $ 1,522,862
  Europe..............................      238,525     4,165,618     5,221,528
                                        -----------   -----------   -----------
                                        $ 2,478,303   $ 6,838,829   $ 6,744,390
                                        ===========   ===========   ===========

------------------------

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(13) RESTRUCTURING COSTS AND ASSET WRITE-OFF

    In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The non-recurring charge includes severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge includes a write-down of assets associated with the closure of the company's Florida facility.

                         OMTOOL, LTD. AND SUBSIDIARIES

(13) RESTRUCTURING COSTS AND ASSET WRITE-OFF (CONTINUED)
    The components of the restructuring were as follows:

Employee severance, benefits and related costs..............  $  939,000
Write-off and write-down of assets to be disposed...........      78,600
Lease termination and relocation costs......................      60,400
Other.......................................................      50,000
                                                              ----------
                                                              $1,128,000
                                                              ==========

    In the fourth quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,725,000 in accordance with EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) and SEC Staff Accounting Bulletin No. 100. The non-recurring charge includes severance-related costs and an asset write-off charge. The severance-related costs are associated with a workforce reduction, primarily in the Company's Salem, NH and European operations, of approximately three persons in sales, two persons in research and development, three persons in support, and one person in general and administrative.

    During 1998, the Company was granted a perpetual license to utilize certain patented fax technology. The cost to obtain this license was capitalized and was being amortized over its estimated useful life of five years. In accordance with SFAS No. 121, the Company determined during 1999 that the carrying value of this asset should be reduced to reflect its impairment, based upon an undiscounted cash flow analysis, resulting from the Company's future product plans in which this patented technology is no longer expected to be utilized.

    The components of the restructuring and asset write-off at December 31, 1999 are as follows:

Employee severance, benefits and related costs..............  $  925,000
Asset write-off.............................................     800,000
                                                              ----------
                                                              $1,725,000
                                                              ==========

    A rollforward of the restructuring reserve is as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Restructuring reserve
  Balance, beginning of period..............................   $       --
  Provision.................................................    2,853,000
  Asset impairment write-offs...............................     (878,600)
  Severance and other payments..............................   (1,190,665)
                                                               ----------
  Balance, end of period....................................   $  783,735
                                                               ==========

    The balance of the restructuring reserve is expected to be paid by December 31, 2000.

(14) LOSS ON DISPOSAL OF AS/400 PRODUCT LINE

    On January 4, 2000, Omtool sold to International Presence PLC (IPP) certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets

                         OMTOOL, LTD. AND SUBSIDIARIES

(14) LOSS ON DISPOSAL OF AS/400 PRODUCT LINE (CONTINUED) related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 in cash payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The purchase price for the AS/400 Assets was determined through arms' length negotiations between management of IPP and management of Omtool. The Company recognized a loss associated with this sale of $2,667,500 for the year ended December 31, 1999.

    The components of the loss at December 31, 1999 are as follows:

Consideration received for assets sold......................  $ (600,000)
Less: Reserve for proceeds receivable.......................     450,000
                                                              ----------
Net Proceeds................................................    (150,000)
Carrying value of assets sold, net of deferred taxes........   2,644,500
Additional reserve required for AS/400 receivables not
  sold......................................................     173,000
                                                              ----------
Loss on sale of AS/400 product line.........................  $2,667,500
                                                              ==========

    Pro forma operating results for the Company, assuming the sale of the AS/400 product line occurred on January 1, 1998 are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Pro forma total revenues...........................  $18,488,748   $27,698,572
                                                     ===========   ===========
Pro forma net income (loss)........................  $(2,894,589)  $ 1,070,089
                                                     ===========   ===========
Pro forma net income (loss) per share
  Pro forma basic..................................  $     (0.23)  $      0.08
                                                     ===========   ===========
  Pro forma diluted................................  $     (0.23)  $      0.08
                                                     ===========   ===========
Pro forma weighted average number of common shares
  outstanding
  Pro forma basic (2)..............................   12,603,780    12,713,169
                                                     ===========   ===========
  Pro forma diluted (2)............................   12,603,780    13,414,958
                                                     ===========   ===========

(15) LITIGATION

    On October 5, 1999, the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. The complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement contained misstatements. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

                         OMTOOL, LTD. AND SUBSIDIARIES

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1999, 1998 and 1997.

                                              YEAR ENDED DECEMBER 31, 1999
                              ------------------------------------------------------------
                                FIRST           SECOND           THIRD           FOURTH
                               QUARTER          QUARTER         QUARTER          QUARTER
                              ----------      -----------      ----------      -----------
Total revenues..........      $7,412,988      $ 6,604,765      $7,002,716      $ 6,066,048
Gross profit............       5,344,139        4,293,508       4,481,387        3,302,462
Net loss................        (771,029)      (1,204,264)       (684,822)      (6,501,299)
Net loss per share
  Basic.................      $    (0.06)     $     (0.09)     $    (0.05)     $     (0.52)
  Diluted...............      $    (0.06)     $     (0.09)     $    (0.05)     $     (0.52)

                                              YEAR ENDED DECEMBER 31, 1998
                              ------------------------------------------------------------
                                FIRST           SECOND           THIRD           FOURTH
                               QUARTER          QUARTER         QUARTER          QUARTER
                              ----------      -----------      ----------      -----------
                              (RESTATED)      (RESTATED)       (RESTATED)
Total revenues..........      $8,011,931      $ 7,675,218      $7,382,265      $ 8,042,770
Gross profit............       5,780,537        5,645,252       5,503,891        5,975,297
Net income..............         696,193           28,145           5,302          368,112
Net income per share
  Basic.................      $     0.06      $      0.00      $     0.00      $      0.03
  Diluted...............      $     0.05      $      0.00      $     0.00      $      0.03

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
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

        10.4            Lease dated November 26, 1997 between H.J. Brooks Limited
                        Liability Company and Omtool, Ltd. (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)

        10.5 Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        21              Subsidiaries of the Company

        23              Consent of Arthur Andersen LLP

        27              Current Financial Data Schedule