Form 10-Q
period 2000-03-31
OMTOOL LTD
filed 2000-05-11
CIK 1020579

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                  Yes X No ___

There were 12,715,781 shares of the Company's Common Stock, par value $0.01, outstanding on May 10, 2000.

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000
                                    CONTENTS

  ITEM NUMBER                                                             PAGE

  PART I: FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
              and December 31, 1999                                           3
            Consolidated Statements of Operations for the three months
              ended March 31, 2000 and 1999 (Unaudited)                       4
            Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999 (Unaudited)                       5
            Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

  PART II: OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  20

  Signatures                                                                 21

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                           ------------------     ----------------
                                                                              (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents                                               $     797,368          $   1,576,283
   Short-term investments                                                     16,897,017             17,587,195
   Accounts receivable, less reserves of $1,394,000 in 2000 and
     $2,090,000 in 1999, respectively                                          2,222,380              3,049,161
   Prepaid expenses and other current assets                                   1,634,119              1,523,279
   Deferred tax asset                                                          1,258,978              1,258,978
                                                                           -------------          -------------
         Total current assets                                                 22,809,862             24,994,896

Property and equipment, net                                                    1,556,128              1,630,125

Other assets                                                                     743,375                848,178
                                                                           -------------          -------------

         Total assets                                                      $  25,109,365          $  27,473,199
                                                                           =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   1,266,305          $   1,055,197
   Accrued liabilities                                                         2,561,455              3,329,576
   Deferred revenue                                                            2,550,248              2,903,549
                                                                           -------------          -------------
         Total current liabilities                                             6,378,008              7,288,322
                                                                           -------------          -------------

Contingencies (Note 6)

Stockholders' equity:
   Preferred Stock, $.01 par value--
     Authorized-- 2,000,000; issued and outstanding-- none                             -                      -
   Common Stock, $.01 par value--
     Authorized-- 35,000,000; issued--
     13,009,372                                                                  130,093                130,093
   Additional paid-in capital                                                 32,095,588             32,215,321
   Accumulated deficit                                                       (12,597,164)           (10,912,010)
   Treasury stock (295,466 shares and  419,970 shares at cost                   (845,351)            (1,201,998)
   respectively)
   Cumulative translation adjustment                                             (51,809)               (46,529)
                                                                           -------------          -------------
         Total stockholders' equity                                           18,731,357             20,184,877
                                                                           -------------          -------------

         Total liabilities and stockholders' equity                        $  25,109,365          $  27,473,199
                                                                           =============          =============

       The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                    2000             1999
                                                                    ----             ----
Revenues:
   Software license                                           $     1,768,752   $     3,690,837
   Hardware                                                           952,611         1,877,819
   Service and other                                                1,806,050         1,844,332
                                                              ---------------   ---------------

         Total revenues                                             4,527,413         7,412,988
                                                              ---------------   ---------------

Cost of revenues:
   Software license                                                   114,742           239,701
   Hardware                                                           760,376           978,716
   Service and other                                                1,100,588           850,432
                                                              ---------------   ---------------

         Total cost of revenues                                     1,975,706         2,068,849
                                                              ---------------   ---------------

         Gross profit                                               2,551,707         5,344,139
                                                              ---------------   ---------------

Operating expenses:
   Sales and marketing                                              2,112,206         2,733,402
   Research and development                                         1,154,408         1,233,252
   General and administrative                                       1,216,592         1,131,479
   Restructuring costs                                                      -         1,128,000
                                                              ---------------   ---------------

         Total operating expenses                                   4,483,206         6,226,133
                                                              ---------------   ---------------

         Loss from operations                                      (1,931,499)         (881,994)

Interest income                                                       246,345           156,887
Interest expense                                                            -              (257)
                                                              ---------------   ---------------

         Loss before provision for income taxes                    (1,685,154)         (725,364)

Provision for income taxes                                                  -            45,665
                                                              ---------------   ---------------

         Net loss                                             $    (1,685,154)  $      (771,029)
                                                              ================  ================

Net loss per share
         Basic                                                $         (0.13)  $         (0.06)
                                                              ===============   ===============
         Diluted                                              $         (0.13)  $         (0.06)
                                                              ===============   ===============

Weighted average number of common shares outstanding
         Basic                                                     12,635,999        12,480,326
                                                              ===============   ===============
         Diluted                                                   12,635,999        12,480,326
                                                              ===============   ===============


              The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ------------------------------
                                                                                    2000            1999
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                     $ (1,685,154)  $   (771,029)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities-
     Depreciation and amortization                                                   324,487        511,423
     Deferred income taxes                                                                 -       (178,058)
     Restructuring costs                                                                   -        885,000
     Changes in assets and liabilities-
       Accounts receivable                                                           811,108       (540,696)
       Prepaid expenses and other current assets                                    (112,625)      (214,753)
       Accounts payable                                                              216,180       (215,310)
       Accrued liabilities                                                          (749,727)       383,734
       Deferred revenue                                                             (346,460)       655,344
                                                                                -------------  ------------

              Net cash provided by (used in) operating activities                 (1,542,191)       515,655
                                                                                -------------  ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                              (221,225)      (138,780)
   Purchases of short-term investments                                           (51,852,626)   (24,447,693)
   Proceeds from sale of short-term investments                                   52,538,206     24,546,897
   Decrease in other assets                                                           72,433        188,099
                                                                                ------------   ------------

              Net cash provided by investing activities                              536,788        148,523
                                                                                ------------   ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                        236,914         74,590
   Net repayments on long-term debt                                                        -         (8,829)
                                                                                ------------   ------------
              Net cash provided by financing activities                              236,914         65,761
                                                                                ------------   ------------

Foreign exchange effect on cash                                                      (10,426)       (36,915)
                                                                                -------------  ------------

Net increase (decrease) in cash and cash equivalents                                (778,915)       693,024

Cash and cash equivalents, beginning of period                                     1,576,283      2,706,038
                                                                                ------------   ------------

Cash and cash equivalents, end of period                                        $    797,368   $  3,399,062
                                                                                ============   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Income taxes                                                               $          -   $     30,260
                                                                                ============   ============


              The accompanying notes are an integral part of these consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (B)  SHORT-TERM INVESTMENTS

      As of March 31, 2000 and December 31, 1999, the Company had $16,897,017 and $17,587,195 respectively, invested in securities consisting of commercial paper as of March 31, 2000 and municipal bonds as of December 31, 1999. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at March 31, 2000 and December 31, 1999.

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

     (D)  NET LOSS PER COMMON SHARE

The Company reports earnings per share in accordance with SFAS No. 128. Diluted weighted average shares outstanding of 12,635,999 and 12,480,326 for the three months ended March 31, 2000 and 1999, respectively, exclude the potential common shares related to 2,069,908 and 1,200,485 outstanding stock options as of March 31, 2000 and 1999, respectively, because to include them would have been antidilutive for the period presented.

(3)      COMPREHENSIVE INCOME (LOSS)

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                 ------------      -----------

       Net loss                                                  $(1,685,154)      $ (771,029)
       Foreign currency translation adjustments, net of taxes         (3,241)         (23,252)
                                                                 ------------      -----------
       Comprehensive  loss                                       $(1,688,395)      $ (794,281)
                                                                 ============      ===========

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

    Total revenues from international sources were approximately $1.2 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

                                                                      Three Months Ended
                                                                           March 31,
                                                                   --------------------------
       Total revenues (1)                                            2000            1999
                                                                 -------------   -------------

       United States                                               $ 3,282,871    $  5,543,490
       United Kingdom                                                  666,367         954,924
       Other North America                                             212,107         394,114
       Other Europe                                                    305,458         397,095
       Latin America / Pacific Rim                                      10,987          39,933
       Middle East / Far East                                           41,175          75,746
       Australia                                                         8,448           7,686
                                                                   -----------    ------------
                                                                   $ 4,527,413    $  7,412,988
                                                                   ===========    ============


                                                                   March 31,     December  31,
       Long-lived assets (2)                                         2000            1999
                                                                   -----------    ------------
       North America                                               $ 2,102,142    $  2,239,778
       Europe                                                          197,361         238,525
                                                                   -----------    ------------
                                                                   $ 2,299,503    $  2,478,303
                                                                   ===========    ============

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(5)  RESTRUCTURING COSTS

     A rollforward of the restructuring reserve is as follows:

                               Balance, December 31, 1999.......................           $ 783,735
                                                                                           =========
                               Severance and other payments Q1 2000.............            (548,148)
                                                                                           ---------
                               Balance, March 31, 2000..........................           $ 235,587
                                                                                           =========

       The balance of the restructuring reserve is expected to be paid by December 31, 2000.

(6)   LITIGATION

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

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 30, 2000.

OVERVIEW

         Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/server software solutions that integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr. and LegalFax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A majority of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

         The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 23% and 20% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively.

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

         Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels represent approximately 61% and 20% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively.

         As of March 31, 2000, the Company discontinued the sale and support of U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

         On January 4, 2000, the Company sold to International Presence PLC certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimilie and other communication applications for the IBM AS/400 product line which were acquired in the Company's acquisition of CMA Ettworth.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                            Three months ended
                                                March 31,
                                         ---------------------------
                                             2000          1999
                                             ----          ----

Revenues:
   Software license                           39.1%        49.8%
   Hardware                                   21.0         25.3
   Service and other                          39.9         24.9
                                             ------      ------
      Total revenues                         100.0        100.0
                                             ------      ------
Cost of revenues:
   Software license                            2.5          3.2
   Hardware                                   16.8         13.2
   Service and other                          24.3         11.5
                                            -------      ------
      Total cost of revenues                  43.6         27.9
                                            -------      ------
Gross profit                                  56.4         72.1
                                            -------      ------
Operating expenses:
   Sales and marketing                        46.6         36.9
   Research and development                   25.5         16.6
   General and administrative                 26.9         15.3
   Restructuring costs                          -          15.2
                                            ------       ------
      Total operating expenses                99.0         84.0
                                           ------        ------
Loss from operations                         (42.6)       (11.9)
Interest income, net                           5.4          2.1
                                           -------       ------
Loss before provision for
   Income taxes                              (37.2)        (9.8)
Provision for income taxes                       -          0.6
                                           -------       ------
Net loss                                     (37.2)%      (10.4)%
                                           =======       ======
Gross profit:
   Software license                           93.5%        93.5%
   Hardware                                   20.2         47.9
   Service and other                          39.1         53.9

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

TOTAL REVENUES. The Company's revenues are currently derived primarily from licensing fees of the Company's software products and, to a lesser extent, from related sales of hardware and services. The Company's total revenues were $4.5 million and $7.4 million for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 39%.

 SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $1.8 million for the three months ended March 31, 2000 and $3.7 million for the three months ended March 31, 1999, representing a decrease of 52%. Software license revenues accounted for 39% and 50% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 customers. Additionally, the decline in software license revenue can be attributed to sales delays associated with transitioning the Company's sales structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

 HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $953,000 for the three months ended March 31, 2000 and $1.9 million for the three months ended March 31, 1999, representing a decrease of 49%. Hardware revenues accounted for 21% and 25% of total revenues for each respective period. The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the first quarter of 2000 that act as a basis for selling the hardware. The decrease in hardware revenue as a percent of total revenue is due to a decrease in the number of hardware unit sales accompanying the Company's products.

 SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.8 million for the three months ended March 31, 2000 and 1999, respectively. Service and other revenues accounted for 40% and 25% of total revenues for each respective period. The consistency in dollar amount is due primarily to a leveling off of the Company's installed base. The increase in service and other revenues as a percent of total revenues is due to the decrease in software and hardware revenues for the three months ended March 31, 2000.

COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $115,000 and $240,000 for the three months ended March 31, 2000 and 1999, respectively, representing 6% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended March 31, 2000 compared to the same period in 1999. Software license gross margin percentages remained consistent at 94% for each of the three months ended March 31, 2000 and 1999.

HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $760,000 and $979,000 for the three months ended March 31, 2000 and 1999, respectively, representing 80% and 52% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales decreased to 20% for the three months ended March 31,2000 from 48% in the same period in 1999. The gross margin decrease is due mainly to the write-off of obsolete third-party hardware.

SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $1.1 million and $850,000 for the three months ended March 31, 2000 and 1999, respectively, representing 61% and 46% of service and other revenues for each respective period. The gross margin percentage for service and other revenues decreased to 39% for the three months ended March 31, 2000, compared to 54% in the same period in 1999. The increase in gross margin and dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $2.1 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively, or 47% and 37% of total revenues for each respective period. The decrease in dollar amount was due to a decrease in spending associated with marketing programs and fewer number of heads in the sales and marketing departments due to company restructurings. The increase in sales and marketing expenses as a percentage of total revenues was primarily due to decreased revenue. The Company expects that sales and marketing expenses will remain relatively consistent with the current sales and marketing expenses in absolute terms.

RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.2 million for each of the three months ended March 31, 2000 and 1999, representing 26% and 17% of total revenues for each respective period. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects research and development expenses will increase as new products are developed.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $1.2 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively, or 27% and 15% of total revenues for each respective period. The increase in dollar amount and as a percentage of revenues was primarily attributable to an increase in executive level personnel and the overhead costs allocated to support such personnel. The Company expects general and administrative expenses are likely to continue to increase in absolute terms.

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

INTEREST INCOME, NET. Interest income, net consists principally of interest earned on cash, cash equivalents, and short-term investments. Interest income, net represented income of $246,000 for the three months ended March 31, 2000 and $157,000 for the three months ended March 31, 1999, due primarily to interest income earned on excess cash. The increase is due to the fact that the Company changed its investment strategy from low interest tax free municipal bonds which comprised the portfolio at December 31, 1999 to higher interest commercial paper which comprised the portfolio at March 31, 2000.

PROVISION FOR INCOME TAXES. The Company recorded a net loss in the first quarter of 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The provision (benefit) for income taxes was $46,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At March 31, 2000, the Company had cash and cash equivalents of $797,000, short-term investments of $16.9 million and working capital of $16.4 million.

         The Company's operating activities used cash of $1,542,000 and provided cash of $516,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash used during the three months ended March 31, 2000 consisted primarily of a net loss from operations, a decrease in accrued liabilities and deferred offset by depreciation and amortization and a decrease in accounts receivable. Net cash provided during the three months ended March 31, 1999 resulted from a net loss from operations and an increase in accounts receivable offset by depreciation and amortization, restructuring costs, and an increase in deferred revenue.

         Investing activities provided cash of $537,000 and $149,000 during the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by proceeds from the sale of short-term investments and a decrease in other assets.

         Financing activities provided cash of $237,000 and $66,000 during the three months ended March 31, 2000 and 1999, respectively, due primarily to net proceeds from the issuance of common stock.

         At March 31, 2000, the Company did not have any material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of March 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2000. Currently the Company does not engage in foreign currency hedging activities.

PART II    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number          Exhibit Description
         -----           -------------------

         27.1            Financial Data Schedule

(b)      Reports on Form 8-K

           A Current Report on Form 8-K, dated January 4, 2000, was filed on January 17, 2000 reporting, pursuant to Item 2, the Company's disposition of certain business assets relating to the Company's software products and third party hardware products for facsimile and other communications applications for the IBM AS/400 product line. Unaudited pro-forma consolidated financial information was filed as part of the Form 8-K.

                                  OMTOOL, LTD.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OMTOOL, LTD.


May 11, 2000                    By:        /S/ KIRA A. NELSON
                                    -------------------------------------
                                     Kira A. Nelson
                                     Chief Financial Officer, Secretary and
                                     Treasurer