Form 10-Q
period 2000-06-30
OMTOOL LTD
filed 2000-08-14
CIK 1020579

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                Yes X     No ___
                                   ---

There were 12,730,978 shares of the Company's Common Stock, par value $0.01, outstanding on August 11, 2000.

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000
                                    CONTENTS


           Item Number                                                                                        Page
           -----------                                                                                        ----
           PART I: FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements
                     Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31,
                        1999                                                                                    3
                     Consolidated Statements of Operations for the three months and six months
                        ended June 30, 2000 and 1999 (Unaudited)                                                4
                     Consolidated Statements of Cash Flows for the six months ended
                         June 30, 2000 and 1999 (Unaudited)                                                     5
                     Notes to Consolidated Financial Statements                                                 6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                      10

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 21

           PART II: OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                          22

           Item 4.  Submission of Matters to a Vote of Security Holders                                        22

           Item 6.  Exhibits and Reports on Form 8-K                                                           22

           Signatures                                                                                          23


                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,           DECEMBER 31,
                                                                             2000                1999
                                                                       ------------------  ------------------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $  1,192,030         $  1,576,283
   Short-term investments                                                  16,668,598           17,587,195
   Accounts receivable, less reserves of $1,121,000 in 2000 and
     $2,090,000 in 1999, respectively                                       1,292,668            3,049,161
   Prepaid expenses and other current assets                                1,000,263            1,523,279
   Deferred tax asset                                                       1,258,978            1,258,978
                                                                         ------------         ------------
         Total current assets                                              21,412,537           24,994,896

Property and equipment, net                                                 1,512,816            1,630,125

Other assets, net                                                             640,614              848,178
                                                                         ------------         ------------
         Total assets                                                    $ 23,565,967         $ 27,473,199
                                                                         ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    555,461         $  1,055,197
   Accrued liabilities                                                      2,654,171            3,329,576
   Deferred revenue                                                         2,551,232            2,903,549
                                                                         ------------         ------------
         Total current liabilities                                          5,760,864            7,288,322
                                                                         ------------         ------------
Contingencies (Note 6)

Stockholders' equity:
   Preferred Stock, $.01 par value --
     Authorized-- 2,000,000 shares; issued and outstanding-- none                --                   --
   Common Stock, $.01 par value--
     Authorized -- 35,000,000 shares; issued --
     13,009,372 shares                                                        130,093              130,093
   Additional paid-in capital                                              32,095,176           32,215,321
   Accumulated deficit                                                    (13,527,545)         (10,912,010)
   Treasury Stock (288,591 shares and  420,125 shares at cost
   respectively)                                                             (825,681)          (1,201,998)
   Cumulative translation adjustment                                          (66,940)             (46,529)
                                                                         ------------         ------------
         Total stockholders' equity                                        17,805,103           20,184,877
                                                                         ------------         ------------
         Total liabilities and stockholders' equity                      $ 23,565,967         $ 27,473,199
                                                                         ============         ============


              The accompanying notes are an integral part of these
                        consolidated financialstatements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30,                                 JUNE 30,
                                                        ----------------------------------      -----------------------------------
                                                             2000                1999                2000                  1999
                                                             ----                ----                ----                  ----
Revenues:
   Software license                                    $  1,439,472         $  3,129,205         $  3,208,224         $  6,820,042
   Hardware                                                 947,237            1,703,822            1,899,848            3,581,641
   Service and other                                      1,634,011            1,771,738            3,440,061            3,616,070
                                                       ------------         ------------         ------------         ------------
         Total revenues                                   4,020,720            6,604,765            8,548,133           14,017,753
                                                       ------------         ------------         ------------         ------------
Cost of revenues:
   Software license                                          70,445              245,643              185,187              485,344
   Hardware                                                 509,123            1,137,811            1,269,499            2,116,527
   Service and other                                      1,041,363              927,803            2,141,951            1,778,235
                                                       ------------         ------------         ------------         ------------
         Total cost of revenues                           1,620,931            2,311,257            3,596,637            4,380,106
                                                       ------------         ------------         ------------         ------------
         Gross profit                                     2,399,789            4,293,508            4,951,496            9,637,647
                                                       ------------         ------------         ------------         ------------
Operating expenses:
   Sales and marketing                                    1,752,179            3,323,510            3,864,385            6,056,912
   Research and development                                 986,867            1,355,085            2,141,275            2,588,337
   General and administrative                             1,018,459            1,644,826            2,235,051            2,776,305
   Gain on sale of AS/400 product line                     (150,000)                --               (150,000)                --
   Restructuring costs                                         --                   --                   --              1,128,000
                                                       ------------         ------------         ------------         ------------
         Total operating expenses                         3,607,505            6,323,421            8,090,711           12,549,554
                                                       ------------         ------------         ------------         ------------
         Loss from operations                            (1,207,716)          (2,029,913)          (3,139,215)          (2,911,907)

Interest income, net                                        277,335              179,067              523,680              335,697
                                                       ------------         ------------         ------------         ------------
         Loss before benefit for income taxes              (930,381)          (1,850,846)          (2,615,535)          (2,576,210)

Benefit for income taxes                                       --               (646,582)                --               (600,917)
                                                       ------------         ------------         ------------         ------------
         Net loss                                      $   (930,381)        $ (1,204,264)        $ (2,615,535)        $ (1,975,293)
                                                       ============         ============         ============         ============
         Basic and diluted net loss per share          $      (0.07)        $      (0.09)        $      (0.21)        $      (0.16)
                                                       ============         ============         ============         ============
         Basic and diluted Weighted average number of
         common shares outstanding                       12,720,561           12,711,614           12,678,280           12,595,970
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

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   ------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----
Cash Flows from Operating Activities:
   Net loss                                                                   $  (2,615,535)        $  (1,975,293)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities-
     Depreciation and amortization                                                  440,061             1,037,850
     Deferred income taxes                                                             --                (216,974)
     Restructuring costs                                                               --                 295,705
     Changes in assets and liabilities-
       Accounts receivable                                                        1,681,869             1,883,194
       Prepaid expenses and other current assets                                    514,526               261,275
       Income tax receivable                                                           --                (616,631)
       Accounts payable                                                            (475,593)                  425
       Accrued liabilities                                                         (636,295)              188,710
       Deferred revenue                                                            (319,745)              440,846
                                                                              -------------         -------------
              Net cash provided by (used in) operating activities                (1,410,712)            1,299,107
                                                                              -------------         -------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                             (273,241)             (520,868)
   Purchases of short-term investments                                         (100,796,038)          (28,280,467)
   Proceeds from sale of short-term investments                                 101,692,745            27,996,312
   (Increase) decrease in other assets                                              143,266              (702,301)
                                                                              -------------         -------------
              Net cash provided by (used in) investing activities                   766,732            (1,507,324)
                                                                              -------------         -------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                       256,172               117,933
                                                                              -------------         -------------
Foreign exchange effect on cash                                                       3,555               (41,014)
                                                                              -------------         -------------
Net decrease in cash and cash equivalents                                          (384,253)             (131,298)

Cash and cash equivalents, beginning of period                                    1,576,283             2,706,038
                                                                              -------------         -------------
Cash and cash equivalents, end of period                                      $   1,192,030         $   2,574,740
                                                                              =============         =============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                                 $        --           $         285
                                                                              =============         =============
     Income taxes                                                             $        --           $       1,581
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

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (b)  SHORT-TERM INVESTMENTS

      As of June 30, 2000 and December 31, 1999, the Company had $16,668,598 and $17,587,195, respectively, invested in securities consisting of commercial paper as of June 30, 2000 and municipal bonds as of December 31, 1999. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value.

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

      (d) RECENTLY ISSUED ACCOUNTING STANDARDS

      On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC has delayed the effective date for SAB 101 until the quarter ending December 31, 2000. As a result, the Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its financial condition or results of operations.

      (e) NET LOSS PER COMMON SHARE

      The Company reports earnings per share in accordance with SFAS No. 128. Weighted average shares outstanding for the three months and six months ended June 30, 2000, respectively, exclude the potential common shares related to 2,115,534 outstanding stock options because to include them would have been anti-dilutive for the periods presented. Weighted average shares outstanding for the three months and six months ended June 30, 1999, respectively, exclude the potential common shares related to 1,787,323 outstanding stock options because to include them would have been anti-dilutive for the periods presented.



(3)      COMPREHENSIVE LOSS

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive loss are as follows:


                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                             --------------------------------        ----------------------------
                                                                  2000               1999                2000            1999
                                                             ------------        ------------        ------------     -----------
Net loss                                                     $  (930,381)        $(1,204,264)        $(2,615,535)     $(1,975,293)
Foreign currency translation adjustments, net of taxes            (9,287)             (8,661)            (12,528)         (31,913)
                                                             -----------         -----------         -----------      -----------
Comprehensive  loss                                          $  (939,668)        $(1,212,925)       $ (2,628,063)     $(2,007,206)
                                                             ===========         ===========        ============      ===========


(4)      SEGMENT AND GEOGRAPHIC INFORMATION

    To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

    Total revenues from international sources were approximately $555,000 and $1.8 million for the three months and six months ended June 30, 2000, respectively, and $1.6 million and $3.5 million for the three months and six months ended June 20, 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:


                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,                             JUNE 30,
                                    --------------------------------       ------------------------------
Total revenues (1)                       2000               1999               2000               1999
                                     -----------        -----------        -----------        -----------
United States                        $ 3,465,501        $ 5,010,483        $ 6,748,373        $10,553,973
United Kingdom                           200,916            832,274            866,176          1,781,841
Other North America                      234,349            253,636            447,565            649,748
Other Europe                              86,582            374,998            380,701            779,159
Latin America / South America             11,870             58,990             23,340             97,725
Middle East / Far East                    20,007             63,331             72,037            136,930
Australia                                  1,495             11,053              9,941             18,377
                                     -----------        -----------        -----------        -----------
                                     $ 4,020,720        $ 6,604,765        $ 8,548,133        $14,017,753
                                     ===========        ===========        ===========        ===========



                                                                     JUNE 30,      DECEMBER 31,
       Long-lived assets (2)                                          2000            1999
                                                                  ------------      --------
       North America                                               $ 2,009,018     $2,239,778
       Europe                                                          144,412        238,525
                                                                 -------------   -------------
                                                                   $ 2,153,430     $2,478,303
                                                                   ===========     ==========


    (1) Revenues are attributed to geographic regions based on location of customer.

    (2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.


(5)      RESTRUCTURING COSTS

      A rollforward of the restructuring reserve is as follows:


Balance, December 31, 1999          $ 783,735
Severance and other payments         (620,912)
                                    ---------
 Balance, June 30, 2000             $ 162,823
                                    =========


        The balance of the restructuring reserve is expected to be paid by December 31, 2000.

(6)      GAIN ON SALE OF AS/400 PRODUCT LINE

On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 in cash, payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The purchase price for the AS/400 Assets was determined through arms' length negotiations between management of IPP and management of Omtool. The Company recognized a loss associated with this sale of $2,667,500 as of December 31, 1999. Included in the reported loss was a reserve of $450,000 established to reflect the Company's uncertainty regarding payment of the deferred proceeds due to the IPP's short operating history and limited capitalization. During the second quarter of 2000, the Company received the second installment of $150,000 of the deferred proceeds which was recorded as a gain from the sale of the AS/400 product line. The Company will continue to record the proceeds on a cash basis as payments are received.

    Pro forma operating results for the Company, assuming the sale of the AS/400 product line occurred on January 1, 1999 are as follows:


                                             THREE MONTHS         SIX MONTHS
                                                ENDED                ENDED
                                            JUNE 30, 1999        JUNE 30, 1999
                                            -------------        -------------
Revenues                                    $  6,032,754         $ 12,719,925
Net loss                                      (1,226,444)          (1,581,710)
Basic and diluted net loss per share               (0.10)               (0.13)


(7)      LITIGATION

On October 5, 1999, the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. On June 15, 2000, an amended complaint was filed against the same named defendants. The amended complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement and subsequent quarterly financial statements contained misstatements. On July 31, 2000, the Company and the named individual defendants filed a motion to dismiss the amended complaint, which is still pending. The Company believes that the allegations contained in the amended complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

OVERVIEW

         Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/server software solutions that integrate communication throughout the enterprise. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr. and LegalFax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

         The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 16% and 20% of the Company's total revenues for the six months ended June 30, 2000 and 1999, respectively.

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

         Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels represent approximately 63% and 19% of the Company's total revenues for the six months ended June 30, 2000 and 1999, respectively.

         As of March 31, 2000, the Company discontinued the sale and support of U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

         On January 4, 2000, the Company sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimilie and other communication applications for the IBM AS/400 product line which were acquired in the Company's acquisition of CMA Ettworth. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. During the second quarter of 2000, the Company received a payment of $150,000 from the buyer and recorded that amount as a gain in the quarter ended June 30, 2000 (see
Note 6 of Notes to Financial Statements).

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                         Three months ended           Six months ended
                                               June 30,                   June 30,
                                         ------------------          ------------------
                                         2000          1999          2000          1999
                                         ----          ----          ----          ----
Revenues:
   Software license                      35.8 %        47.4 %        37.6 %        48.7 %
   Hardware                              23.6          25.8          22.2          25.6
   Service and other                     40.6          26.8          40.2          25.7
                                        -----         -----         -----         -----
      Total revenues                    100.0         100.0         100.0         100.0
                                        -----         -----         -----         -----
Cost of revenues:
   Software license                       1.7           3.7           2.1           3.5
   Hardware                              12.7          17.2          14.9          15.1
   Service and other                     25.9          14.0          25.1          12.7
                                        -----         -----         -----         -----
      Total cost of revenues             40.3          34.9          42.1          31.3
                                        -----         -----         -----         -----
Gross profit                             59.7          65.1          57.9          68.7
                                        -----         -----         -----         -----
Operating expenses:
   Sales and marketing                   43.6          50.3          45.2          43.2
   Research and development              24.5          20.5          25.0          18.5
   General and administrative            25.3          24.9          26.1          19.7
   Gain on sale of AS/400
      product line                       (3.7)          --           (1.7)          --
   Restructuring costs                    --            --            --            8.0
                                        -----         -----         -----         -----
      Total operating expenses           89.7          95.7          94.6          89.4
                                        -----         -----         -----         -----
Loss from operations                    (30.0)        (30.6)        (36.7)        (20.7)
Interest income, net                      6.9           2.7           6.1           2.4
                                        -----         -----         -----         -----
Loss before benefit for
   income taxes                         (23.1)        (27.9)        (30.6)        (18.3)
Benefit for income taxes                  --           (9.8)          --           (4.3)
                                        -----         -----         -----         -----
Net loss                                (23.1) %      (18.1) %      (30.6) %      (14.0) %
                                        =====         =====         =====         =====
Gross profit:
   Software license                      95.1 %        92.1 %        94.2 %        92.9 %
   Hardware                              46.3          33.2          33.2          40.9
   Service and other                     36.3          47.6          37.7          50.8


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $4.0 million and $6.6 million for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 39%.

 SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $1.4 million for the three months ended June 30, 2000 and $3.1 million for the three months ended June 30, 1999, representing a decrease of 54%. Software license revenues accounted for 36% and 47% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 customers. Additionally, the decline in software license revenue can be attributed to sales delays associated with transitioning the Company's sales structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

 HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $947,000 for the three months ended June 30, 2000 and $1.7 million for the three months ended June 30, 1999, representing a decrease of 44%. Hardware revenues accounted for 24% and 26% of total revenues for each respective period. The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the second quarter of 2000 that act as a basis for selling the hardware. The decrease in hardware revenue as a percent of total revenue is due to a decrease in the number of hardware unit sales accompanying the Company's products.

 SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.6 million for the three months ended June 30, 2000 and $1.8 million for the three months ended June 30, 1999, respectively. Service and other revenues accounted for 40% and 27% of total revenues for each respective period. The decrease in service and other revenues was due primarily to the elimination of support for several of the Fax Sr. product line as of March 31, 2000. The increase in service and other revenues as a percent of total revenues is due to the decrease in software and hardware revenues for the three months ended June 30, 2000.

COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $70,000 and $246,000 for the three months ended June 30, 2000 and 1999, respectively, representing 5% and 8% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended June 30, 2000 compared to the same period in 1999. Software license gross margin percentages increased to 95% for the three months ended June 30, 2000 from 92% in the same period in 1999 due primarily to costs associated with new versions of the Company's software that were released in 1999.

 HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $509,000 and $1.1 million for the three months ended June 30, 2000 and 1999, respectively, representing 54% and 67% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales increased to 46% for the three months ended June 30, 2000 from 33% in the same period in 1999. The gross margin increase is due mainly to a change in the mix of the particular hardware products sold.

 SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $1.0 million and $928,000 for the three months ended June 30, 2000 and 1999, respectively, representing 64% and 52% of service and other revenues for each respective period. The gross margin percentage for service and other revenues decreased to 36% for the three months ended June 30, 2000, compared to 48% in the same period in 1999. The decrease in gross margin and the increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel and wage increases for existing personnel and due to the fixed nature of service costs. The decline in service revenue did not result in a proportionate decline in service costs.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $1.8 million and $3.3 million for the three months ended June 30, 2000 and 1999, respectively, or 44% and 50% of total revenues for each respective period. The decrease in dollar amount and the decrease in the percentage of total revenues was due to a decrease in spending associated with marketing programs and fewer number of employees in the sales and marketing departments due to Company restructurings. The Company expects that sales and marketing expenses will increase as new products are introduced to the market.

 RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $987,000 and $1.4 million for the three months ended June 30, 2000 and 1999, respectively, representing 25% and 21% of total revenues for each respective period. The decrease in dollar amount is due to the fewer number of employees in the research and development department due to Company restructurings. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects research and development expenses will increase as new products are put in the development cycle.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $1.0 million and $1.6 million for the three months ended June 30, 2000 and 1999, respectively, or 25% of total revenues for each respective period. The decrease in dollar amount was primarily attributable to the fewer number of employees in the general and administrative department due to company restructurings. The Company expects general and administrative expenses are likely to remain relatively consistent with the current general and administrative expenses in absolute terms.

GAIN ON SALE OF AS/400 PRODUCT LINE. As noted above, the gain on sale of the AS/400 product line recognized in the second quarter of 2000 represents the payment received from IPP in April 2000.

INTEREST INCOME, NET. Interest income, net consists principally of interest earned on cash, cash equivalents, and short-term investments. Interest income, net represented income of $277,000 for the three months ended June 30, 2000 and $179,000 for the three months ended June 30, 1999, due primarily to interest income earned on excess cash. The increase is due to the fact that the Company changed its investment strategy from low interest tax free municipal bonds which comprised the portfolio at June 30, 1999 to higher interest commercial paper which comprised the portfolio at June 30, 2000.

BENEFIT FOR INCOME TAXES. The Company recorded a net loss in the three months ended June 30, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The benefit for income taxes was $647,000 for the three months ended June 30, 1999, representing the Company's then anticipated income tax benefit related to its net operating losses.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. The Company's total revenues were $8.5 million and $14.0 million for the six months ended June 30, 2000 and 1999, respectively, representing a decrease of 39%.

SOFTWARE LICENSE. Software license revenues were $3.2 million for the six months ended June 30, 2000 and $6.8 million for the six months ended June 30, 1999, representing a decrease of 53%. Software license revenues accounted for 38% and 49% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 customers. Additionally, the decline in software license revenue can be attributed to sales delays associated with transitioning the Company's sales structure from a direct model to channel model. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

HARDWARE. Hardware revenues were $1.9 million for the six months ended June 30, 2000 and $3.6 million for the six months ended June 30, 1999, representing a decrease of 47%. Hardware revenues accounted for 22% and 26% of total revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales.

SERVICE AND OTHER. Service and other revenues were $3.4 million for the six months ended June 30, 2000 and $3.6 million for the six months ended June 30, 1999, representing a decrease of 5%. Service and other revenues accounted for 40% and 26% of total revenues for each respective period. The decrease in service and other revenues was due primarily to the elimination of support for several of the Fax Sr. product line as of March 31, 2000. The increase in service and other revenues as a percent of total revenues is due to the decrease in software and hardware revenues for the six months ended June 30, 2000.


COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues was $185,000 and $485,000 for the six months ended June 30, 2000 and

1999, respectively, representing 6% and 7% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the six months ended June 30, 2000 compared to the same period in 1999. The increase in the software license gross margin percentages from 93% for the six months ended June 30, 1999 to 94% for the six months ended June 30, 2000 is primarily due to costs associated with new versions of the Company's software that were released in 1999.

HARDWARE. Cost of hardware revenues was $1.3 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively, representing 67% and 59% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the six months ended June 30, 2000 was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales was 33% for the six months ended June 30, 2000 compared to 41% in the same period in 1999. The decrease in gross margin is due mainly to the write-off of obsolete third-party hardware during the first quarter of 2000.

SERVICE AND OTHER. Cost of service and other revenue was $2.1 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively, representing 62% of service and other revenues versus 49% for the same period last year. The gross margin percentage for service and other revenues decreased to 38% from 51% for the six month periods ended June 30, 2000 and 1999, respectively. The increase in dollar amount of cost of services and the decrease in gross margin during the period was due primarily to the hiring of incremental personnel and wage increases for existing personnel and due to the fixed nature of service costs. The decline in service revenue did not result in a proportionate decline in service costs.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses were $3.9 million and $6.1 million for the six months ended June 30, 2000 and 1999, respectively, or 45% and 43% of total revenues for each respective period. The decrease in dollar amount and the decrease in the percentage of total revenues was due to a decrease in spending associated with marketing programs and fewer number of employees in the sales and marketing departments due to Company restructurings. The Company expects that sales and marketing expenses will increase as new products are introduced to the market.

RESEARCH AND DEVELOPMENT. Research and development expenses were $2.1 million and $2.6 million for the six months ended June 30, 2000 and 1999, respectively, or 25% and 19% of total revenues for each respective period. The decrease in dollar amount is due to the fewer number of employees in the research and development department due to Company restructurings. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects that research and development expenses will increase as new products are put in the development cycle.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.2 million and $2.8 million for the six months ended June 30, 2000 and 1999, respectively, or 26% and 20% of total revenues for each respective period. The decrease in dollar amount was primarily attributable to the fewer number of employees in the general and administrative department due to Company restructurings. The increase in percent of total revenues is due to decrease revenue. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

GAIN ON SALE OF AS/400 PRODUCT LINE. As noted above, the gain on sale of the AS/400 product line recognized in the second quarter of 2000 represents the payment received from IPP in April 2000.

RESTRUCTURING COSTS. In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1.1 million in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The non-recurring charge included severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge included a write-down of assets associated with the closure of the company's Florida facility. As of June 30, 2000, $937,177 of the restructuring costs had been spent and the remaining $162,823 is expected to be paid by December 31, 2000.

INTEREST INCOME, NET. Interest income, net represented income of $524,000 in the six months ended June 30, 2000 compared to $336,000 earned in the comparable period last year, due primarily to interest income earned on excess cash. The increase is due to the fact that the Company changed its investment strategy from low interest tax free municipal bonds which comprised the portfolio at June 30, 1999 to higher interest commercial paper which comprised the portfolio at June 30, 2000.

BENEFIT FOR INCOME TAXES. The Company recorded a net loss for the six months ended June 30, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The Company's benefit for income taxes was approximately $601,000 for the six months ended June 30, 1999 which represented the Company's anticipated income tax benefit related to its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At June 30, 2000, the Company had cash and cash equivalents of $1.2 million, short-term investments of $16.7 million and working capital of $15.7 million.

         The Company's operating activities used cash of $1.4 million for the six months ended June 30, 2000 and provided cash of $1.3 million for the six months ended June 30, 1999. Net cash used during the six months ended June 30, 2000 consisted primarily of a net loss from operations, a decrease in accounts payable, accrued liabilities and deferred revenue offset by depreciation and amortization, a decrease in accounts receivable and prepaid and other current assets. Net cash provided during the six months ended June 30, 1999 resulted from a net loss from operations and an increase in income tax receivable offset by depreciation and amortization, restructuring costs, a decrease in accounts receivable and an increase in deferred revenue.

         Investing activities provided cash of $767,000 and used cash of $1.5 million during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the principal uses were purchases of short-term investments offset by proceeds from the sale of short-term investments. During the six months ended June 30, 1999, the principle uses were purchases of short-term investments, purchases of property and equipment and an increase in other assets offset by proceeds from the sale of short-term investments.

         Financing activities provided cash of $256,000 and $118,000 during the six months ended June 30, 2000 and 1999, respectively, due to net proceeds from the issuance of common stock.

         At June 30, 2000, the Company did not have any material commitments for capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC has delayed the effective date for SAB 101 until the quarter ending December 31, 2000. As a result, the Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its financial condition or results of operations.

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

LIMITED OPERATING HISTORY. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company may increase its operating expenses to expand its organization to support sales growth and product development. Although the Company has experienced growth during the past, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will be able to increase its level of revenues or achieve profitability in the future. Increases in operating expenses, primarily research and development spending, together with pricing pressures, may result in a decrease in operating income and operating margin percentage. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes and the accompanying demand for the Company's products, the level of acceptance of the Windows NT and Windows 2000 operating systems, the level of acceptance for secure business-to-business electronic document exchange solutions, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel.

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

ABILITY TO MANAGE GROWTH. The Company has significantly expanded its operations and anticipates that expansion will continue to be required in order to address potential market opportunities. The Company anticipates that it may continue to increase the size of its sales and marketing and research and development operations. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of June 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter and six months ended June 30, 2000. Currently the Company does not engage in foreign currency hedging activities.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1999, the Company and certain of its directors and officers were named as defendants in a purported securities class action complaint filed in the United States District Court for the District of New Hampshire. On June 15, 2000, an amended complaint was filed against the same named defendants. The amended complaint is allegedly brought on behalf of purchasers of the Company's stock during the period from August 8, 1997 to October 6, 1998, and alleges, among other things, that the Company's initial public offering prospectus and registration statement and subsequent quarterly financial statements contained misstatements. On July 31, 2000, the Company and the named individual defendants filed a motion to dismiss the amended complaint, which is still pending. The Company believes that the allegations contained in the amended complaint are without merit and intends to defend vigorously against the claims. The lawsuit, however, is in its earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company. In addition, the Company is a defendant from time to time in lawsuits incidental to its business. The Company, however, is not at this time a party to any legal proceedings that it currently believes will have a material, adverse affect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of security-holders of the Company was held on June 2, 2000. The following nominees were re-elected as Class III directors to serve for a three year term or until their successors are elected and qualified.


                       Nominee                    Total Votes for Nominee        Total Votes Withheld
                                                                                     for Nominee
         ------------------------------------ -------------------------------- -------------------------
         Robert L. Voelk                                11,951,590                      35,450
         Martin A. Schultz                              11,951,590                      35,450


         The term of office for the following directors continued after the meeting: Richard D. Cramer (Class I), Adrian A. Peters (Class I), Bruce R. Evans (Class II) and William C. Styslinger, III (Class II). Mr. Peters subsequently resigned from the Board of Directors on July 20, 2000.

         The election of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000 was ratified, with 11,966,240 shares voting in favor, 19,100 voting against, and 1,700 abstaining.


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


                                              OMTOOL, LTD.


August 14, 2000                               By: /s/ KIRA A. NELSON
                                                  -----------------------------
                                                  Kira A. Nelson
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer