Form 10-Q
period 2000-09-30
OMTOOL LTD
filed 2000-11-09
CIK 1020579

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _______


                         Commission File Number 0-22871


                                  OMTOOL, LTD.

             (Exact Name of Registrant as Specified in Its Charter)



                                   Delaware

           (State or Other Jurisdiction of Incorporation or Organization)


                                   02-0447481
                               (I.R.S. Employer
                             Identification Number)


                        8 INDUSTRIAL WAY, SALEM, NH 03079
               (Address of Principal Executive Offices) (Zip Code)


                                 (603) 898-8900
               (Registrant's Telephone Number Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___


 There were 12,737,228 shares of the Company's Common Stock, par value $0.01, outstanding on November 6, 2000.

================================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000
                                   CONTENTS


           Item Number                                                                                       Page
           -----------                                                                                       ----

           PART I: FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
                        December 31, 1999                                                                       3
                     Consolidated Statements of Operations for the three months and nine months
                        ended September 30, 2000 and 1999 (Unaudited)                                           4
                     Consolidated Statements of Cash Flows for the nine months ended
                         September 30, 2000 and 1999 (Unaudited)                                                5
                     Notes to Consolidated Financial Statements                                                 6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                      10

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 22

           PART II: OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                          23

           Item 6.  Exhibits and Reports on Form 8-K                                                           23

           Signatures                                                                                          24


                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2000                   1999
                                                                           ------------------     ----------------
                                                                              (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                                                 $     939,505           $  1,576,283
   Short-term investments                                                       16,715,327             17,587,195
   Accounts receivable, less reserves of $1,079,000 in 2000 and
     $2,090,000 in 1999, respectively                                            1,313,719              3,049,161
   Prepaid expenses and other current assets                                       827,783              1,523,279
   Deferred tax asset                                                            1,258,978              1,258,978
                                                                             -------------           ------------
         Total current assets                                                   21,055,312             24,994,896

Property and equipment, net                                                      1,421,243              1,630,125

Other assets, net                                                                  539,753                848,178
                                                                             -------------           ------------

         Total assets                                                        $  23,016,308           $ 27,473,199
                                                                             =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $     879,922           $  1,055,197
   Accrued liabilities                                                           2,452,552              3,329,576
   Deferred revenue                                                              2,368,448              2,903,549
                                                                             -------------           ------------
         Total current liabilities                                               5,700,922              7,288,322
                                                                             -------------           ------------

Contingencies (Note 7)

Stockholders' equity:
   Preferred Stock, $.01 par value--
     Authorized--2,000,000 shares; issued and outstanding--none                   -                      -
   Common Stock, $.01 par value--
     Authorized--35,000,000 shares; issued--
     13,009,372 shares                                                             130,093                130,093
   Additional paid-in capital                                                   32,074,193             32,215,321
   Accumulated deficit                                                         (14,053,323)           (10,912,010)
   Treasury Stock (272,144 shares and  420,125 shares at cost
     respectively)                                                                (778,636)            (1,201,998)
   Cumulative translation adjustment                                               (56,941)               (46,529)
                                                                             -------------           ------------
         Total stockholders' equity                                             17,315,386             20,184,877
                                                                             -------------           ------------

         Total liabilities and stockholders' equity                          $  23,016,308           $ 27,473,199
                                                                             =============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ----------------------------------    -----------------------------------
                                                               2000             1999                 2000              1999
                                                               ----             ----                 ----              ----
Revenues:
   Software license                                      $     1,298,264   $     3,161,934     $     4,506,488   $     9,981,976
   Hardware                                                    1,439,543         1,908,585           3,339,391         5,490,226
   Service and other                                           1,581,626         1,932,197           5,021,687         5,548,267
                                                         ---------------   ---------------     ---------------   ---------------

         Total revenues                                        4,319,433         7,002,716          12,867,566        21,020,469
                                                         ---------------   ---------------     ---------------   ---------------

Cost of revenues:
   Software license                                               85,975           282,913             271,162           768,257
   Hardware                                                    1,051,007         1,307,608           2,320,506         3,424,135
   Service and other                                           1,046,426           930,808           3,188,377         2,709,043
                                                         ---------------   ---------------     ---------------   ---------------

         Total cost of revenues                                2,183,408         2,521,329           5,780,045         6,901,435
                                                         ---------------   ---------------     ---------------   ---------------

         Gross profit                                          2,136,025         4,481,387           7,087,521        14,119,034
                                                         ---------------   ---------------     ---------------   ---------------

Operating expenses:
   Sales and marketing                                         1,233,345         2,979,598           5,097,730         9,036,510
   Research and development                                      874,224         1,221,503           3,015,499         3,809,840
   General and administrative                                    991,571         1,345,567           3,226,622         4,121,872
   Gain on sale of AS/400 product line                          (149,831)                -            (299,831)                -
   Restructuring costs                                                 -                 -                   -         1,128,000
                                                         ---------------   ---------------     ---------------   ---------------

         Total operating expenses                              2,949,309         5,546,668          11,040,020        18,096,222
                                                         ---------------   ---------------     ---------------   ---------------

         Loss from operations                                   (813,284)       (1,065,281)         (3,952,499)       (3,977,188)

Interest income                                                  287,506           173,825             811,186           509,522
                                                         ---------------   ---------------     ---------------   ---------------

         Loss before benefit for income taxes                   (525,778)         (891,456)         (3,141,313)       (3,467,666)

Benefit for income taxes                                               -          (206,634)                  -          (807,551)
                                                         ---------------   ---------------     ---------------   ---------------

         Net loss                                        $      (525,778)  $      (684,822)    $    (3,141,313)  $    (2,660,115)
                                                         ===============   ===============     ===============   ===============


         Basic and diluted net loss per share            $         (0.04)  $         (0.05)    $         (0.25)  $         (0.21)
                                                         ===============   ===============     ===============   ===============

         Basic and diluted weighted average number of
         common shares outstanding                            12,730,388        12,619,399          12,695,649        12,603,780
                                                         ===============   ===============     ===============   ===============


              The accompanying notes are an integral part of these
                        consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              --------------------------------
                                                                                    2000            1999
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                   $ (3,141,313)       $(2,660,115)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization                                                  571,248         1,654,224
     Deferred income taxes                                                                -          (255,891)
     Restructuring costs                                                                  -            78,600
     Changes in assets and liabilities--
       Accounts receivable                                                        1,660,819         2,121,622
       Prepaid expenses and other current assets                                    269,075          (297,670)
       Income tax receivable                                                        439,737        (1,171,316)
       Accounts payable                                                           (151,133)           454,679
       Accrued liabilities                                                        (859,720)          (144,333)
       Long-term liabilities                                                             -            (38,420)
       Deferred revenue                                                           (502,529)           200,188
                                                                              ------------        -----------

              Net cash used in operating activities                             (1,713,816)           (58,432)
                                                                              ------------        -----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                            (282,826)          (761,797)
   Purchases of short-term investments                                        (136,342,767)       (32,076,319)
   Proceeds from sale of short-term investments                                137,192,745         32,157,162
   (Increase) decrease in other assets                                             214,099           (633,069)
                                                                              ------------        -----------

              Net cash provided by (used in) investing activities                  781,251         (1,314,023)
                                                                              ------------        -----------

Cash Flows from Financing Activities:
   Purchases of treasury stock                                                           -           (535,408)
   Net proceeds from issuance of common stock                                      282,234            141,651
                                                                              ------------        -----------
              Net cash provided by (used in) financing activities                  282,234           (393,757)
                                                                              ------------        -----------

Foreign exchange effect on cash                                                     13,553             (3,789)
                                                                              ------------        -----------

Net decrease in cash and cash equivalents                                         (636,778)        (1,770,001)

Cash and cash equivalents, beginning of period                                   1,576,283          2,706,038
                                                                              ------------        -----------

Cash and cash equivalents, end of period                                      $    939,505        $   936,037
                                                                              ============        ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for income taxes                                  $         -        $   332,775
                                                                               ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

 (1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (b)  SHORT-TERM INVESTMENTS

     As of September 30, 2000 and December 31, 1999, the Company had $16,715,327 and $17,587,195, respectively, invested in securities consisting of commercial paper as of September 30, 2000 and municipal bonds as of December 31, 1999. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value.

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

      (e)    NET LOSS PER COMMON SHARE

     The Company reports earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Weighted average shares outstanding for the three months and nine months ended September 30, 2000, respectively, exclude the potential common shares related to 1,385,784 outstanding stock options because to include them would have been anti-dilutive for the periods presented. Weighted average shares outstanding for the three months and nine months ended September 30, 1999, respectively, exclude the potential common shares related to 1,477,625 outstanding stock options because to include them would have been anti-dilutive for the periods presented.

(3)      COMPREHENSIVE LOSS

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The components of the Company's comprehensive loss are as follows:


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ---------------------------------    ----------------------------
                                                                         2000          1999                 2000            1999
                                                                      ---------     ----------          -----------     ----------

          Net loss                                                    $(525,778)    $ (684,822)         $(3,141,313)   $(2,660,115)
          Foreign currency translation adjustments, net of taxes          5,689         34,117               (6,840)         2,204
                                                                      ---------     ----------          -----------    -----------
          Comprehensive  loss                                         $(520,089)    $ (650,705)         $(3,148,153)   $(2,657,911)
                                                                      =========     ==========          ===========    ===========


(4)      SEGMENT AND GEOGRAPHIC INFORMATION

     To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

     Total revenues from international sources were approximately $630,000 and $2.4 million for the three months and nine months ended September 30, 2000, respectively, and $2.0 million and $5.2 million for the three months and nine months ended September 30, 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------------    ------------------------------
     Total revenues (1)                                      2000            1999                2000            1999
                                                          -----------     -----------        ------------     -----------
       United States                                      $ 3,688,564     $ 5,026,521        $ 10,436,937     $15,784,743
       United Kingdom                                         289,602         766,371           1,155,778       2,523,139
       Other North America                                    124,575         253,636             572,140         649,748
       Other Europe                                            45,366         685,222             426,067       1,426,062
       Latin America / South America                            5,441         224,054              28,781         515,685
       Middle East / Far East                                 156,579          46,912             228,616         121,092
       Australia                                                9,306              --              19,247              --
                                                        -------------   -------------       -------------   -------------
                                                          $ 4,319,433      $7,002,716         $12,867,566     $21,020,469
                                                          ===========      ==========         ===========     ===========


                                                                  SEPTEMBER 30,     DECEMBER 31,
       Long-lived assets (2)                                         2000              1999
                                                                  -------------     ------------
       North America                                               $ 1,848,843       $2,239,778
       Europe                                                          112,153          238,525
                                                                   -----------       ----------
                                                                   $ 1,960,996       $2,478,303
                                                                   ===========       ==========

          (1) Revenues are attributed to geographic regions based on location of customer.
          (2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, DISCLOSURES ABOUT
              SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, such as deferred income taxes and financial instruments.



(5)   RESTRUCTURING COSTS

      A rollforward of the restructuring reserve is as follows:

             Balance, December 31, 1999.......................           $ 783,735
             Severance and other payments......................           (698,749)
                                                                         ---------
             Balance, September 30, 2000......................              84,986
                                                                         =========

      The balance of the restructuring reserve is expected to be paid by December 31, 2000.

(6)   GAIN ON SALE OF AS/400 PRODUCT LINE

On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 in cash, payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The purchase price for the AS/400 Assets was determined through arms' length negotiations between management of IPP and management of Omtool. The Company recognized a loss associated with this sale of $2,667,500 as of December 31, 1999. Included in the reported loss was a reserve of $450,000 established to reflect the Company's uncertainty regarding payment of the deferred proceeds due to the IPP's short operating history and limited capitalization. During the second and third quarters of 2000, the Company received the second and third installments of $150,000 of the deferred proceeds which were recorded as a gain from the sale of the AS/400 product line. The Company will continue to record the proceeds on a cash basis as payments are received.

     Pro forma operating results for the Company, assuming the sale of the AS/400 product line occurred on January 1, 1999 are as follows:

                                                                 THREE MONTHS            NINE MONTHS
                                                                     ENDED                  ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                      1999                  1999
                                                                 -------------          -------------
             Revenues                                             $ 6,791,855           $19,022,665
             Net loss                                                (581,541)           (2,507,798)
             Basic and diluted net loss per share                       (0.05)                (0.19)


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

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities Exchange Commission on March 30, 2000.

OVERVIEW

     Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/server software solutions that enable secure, business-to-business electronic document exchange. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Fax Sr. and LegalFax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues are derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

     The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 14% and 22% of the Company's total revenues for the nine months ended September 30, 2000 and 1999, respectively.

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

     Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. Sales through the Company's indirect distribution channels represent approximately 62% and 26% of the Company's total revenues for the nine months ended September 30, 2000 and 1999, respectively.

     As of March 31, 2000, the Company discontinued the sale and support of U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

     On January 4, 2000, the Company sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimilie and other communication applications for the IBM AS/400 product line which were acquired in the Company's acquisition of CMA Ettworth. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. During each of the second and third quarters of 2000, the Company received a payment of $150,000 from the buyer and recorded those amounts as a gain in each of the quarters ended June 30, 2000 and September 30, 2000 (see Note 6 of Notes to Financial Statements).

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                                           Three months ended             Nine months ended
                                                            September 30,                  September 30,
                                                          --------------------          ---------------------
                                                          2000          1999             2000           1999
                                                          ----          ----             ----           ----

Revenues:
   Software license                                        30.1 %       45.1 %           35.0 %          47.5%
   Hardware                                                33.3         27.3             26.0            26.1
   Service and other                                       36.6         27.6             39.0            26.4
                                                          -----         ----            -----           -----
      Total revenues                                      100.0        100.0            100.0           100.0
                                                          -----        -----            -----           -----
Cost of revenues:
   Software license                                         2.0          4.0              2.1             3.7
   Hardware                                                24.3         18.7             18.0            16.3
   Service and other                                       24.2         13.3             24.8            12.8
                                                          -----        -----            -----           -----
      Total cost of revenues                               50.5         36.0             44.9            32.8
                                                          -----        -----            -----           -----
Gross profit                                               49.5         64.0             55.1            67.2
                                                          -----        -----            -----           -----
Operating expenses:
   Sales and marketing                                     28.5         42.6             39.6            43.0
   Research and development                                20.2         17.4             23.4            18.1
   General and administrative                              23.0         19.2             25.1            19.6
   Gain on sale of AS/400
      product line                                         (3.4)           -             (2.3)              -
   Restructuring costs                                        -            -                -             5.4
                                                          -----        -----            -----           -----
      Total operating expenses                             68.3         79.2             85.8            86.1
                                                          -----        -----            -----           -----
Loss from operations                                      (18.8)       (15.2)           (30.7)          (18.9)
Interest income, net                                        6.7          2.5              6.3             2.5
                                                          -----        -----            -----           -----
Loss before benefit for income taxes                      (12.1)       (12.7)           (24.4)          (16.4)
Benefit for income taxes                                      -         (3.0)              -             (3.8)
                                                          -----        -----            -----           -----
Net loss                                                  (12.1) %      (9.7)%          (24.4) %        (12.6)
                                                          -----        -----            -----           -----
Gross profit:
   Software license                                        93.4 %       91.1 %           94.0 %          92.3
   Hardware                                                27.0         31.5             30.5            37.6
   Service and other                                       33.8         51.8             36.5            51.2


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $4.3 million and $7.0 million for the three months ended September 30, 2000 and 1999, respectively, representing a decrease of 39%.

SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $1.3 million for the three months ended September 30, 2000 and $3.2 million for the three months ended September 30, 1999, representing a decrease of 59%. Software license revenues accounted for 30% and 45% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 customers. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $1.4 million for the three months ended September 30, 2000 and $1.9 million for the three months ended September 30, 1999, representing a decrease of 26%. Hardware revenues accounted for 33% and 27% of total revenues for each respective period. The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the third quarter of 2000 that act as a basis for selling the hardware. The increase in hardware revenue as a percent of total revenue is due to a decrease in software license revenue.

SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.6 million for the three months ended September 30, 2000 and $1.9 million for the three months ended September 30, 1999, respectively, representing a decrease of 16%. Service and other revenues accounted for 37% and 28% of total revenues for each respective period. The decrease in service and other revenues was due primarily to the elimination of support for several of the Fax Sr. product lines as of March 31, 2000. The increase in service and other revenues as a percent of total revenues is due to the decrease in software and hardware revenues for the three months ended September 30, 2000.

COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $86,000 and $283,000 for the three months ended September 30, 2000 and 1999, respectively, representing 7% and 9% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the three months ended September 30, 2000 compared to the same period in 1999. Software license gross margin percentages increased to 93% for the three months ended September 30, 2000 from 91% in the same period in 1999 due primarily to costs associated with new versions of the Company's software that were released in 1999.

HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.1 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, representing 73% and 69% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales decreased to 27% for the three months ended September 30, 2000 from 32% in the same period in 1999. The gross margin decrease is due mainly to a change in the mix of the particular hardware products sold.

SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $1.0 million and $931,000 for the three months ended September 30, 2000 and 1999, respectively, representing 66% and 48% of service and other revenues for each respective period. The gross margin percentage for service and other revenues decreased to 34% for the three months ended September 30, 2000, compared to 52% in the same period in 1999. The decrease in gross margin and the increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel and wage increases for existing personnel and due to the fixed nature of service costs. The decline in service revenue did not result in a proportionate decline in service costs.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $1.2 million and $3.0 million for the three months ended September 30, 2000 and 1999, respectively, or 29% and 43% of total revenues for each respective period. The decrease in dollar amount and the decrease in the percentage of total revenues was due to a decrease in spending associated with marketing programs and fewer number of employees in the sales and marketing departments due to Company restructurings. The Company expects that sales and marketing expenses will increase as new products are introduced to the market.

RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $874,000 and $1.2 million for the three months ended September 30, 2000 and 1999, respectively, representing 20% and 17% of total revenues for each respective period. The decrease in dollar amount is due to the fewer number of employees in the research and development department due to Company restructurings. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects research and development expenses will increase as new products are put in the development cycle.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $992,000 and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, or 23% and 19% of total revenues for each respective period. The decrease in dollar amount was primarily attributable to the fewer number of employees in the general and administrative department due to Company restructurings. The Company expects general and administrative expenses are likely to remain relatively consistent with the current general and administrative expenses in absolute terms.

GAIN ON SALE OF AS/400 PRODUCT LINE. As noted above, the gain on sale of the AS/400 product line recognized in the third quarter of 2000 represents the payment received from IPP in July 2000.

INTEREST INCOME. Interest income of $288,000 for the three months ended September 30, 2000 and $174,000 for the three months ended September 30, 1999 is due primarily to interest income earned on excess cash. The increase is due to the fact that the Company changed its investment strategy from low interest tax free municipal bonds which comprised the portfolio at September 30, 1999 to higher interest commercial paper which comprised the portfolio at September 30, 2000.

 BENEFIT FOR INCOME TAXES. The Company recorded a net loss in the three months ended September 30, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The benefit for income taxes was $207,000 for the three months ended September 30, 1999, representing the Company's then anticipated income tax benefit related to its net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. The Company's total revenues were $12.9 million and $21.0 million for the nine months ended September 30, 2000 and 1999, respectively, representing a decrease of 39%.

SOFTWARE LICENSE. Software license revenues were $4.5 million for the nine months ended September 30, 2000 and $10.0 million for the nine months ended September 30, 1999, representing a decrease of 55%. Software license revenues accounted for 35% and 48% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 customers. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

HARDWARE. Hardware revenues were $3.3 million for the nine months ended September 30, 2000 and $5.5 million for the nine months ended September 30, 1999, representing a decrease of 40%. Hardware revenues accounted for 26% of total revenues for each respective period. The decrease in dollar amount for hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales.

SERVICE AND OTHER. Service and other revenues were $5.0 million for the nine months ended September 30, 2000 and $5.5 million for the nine months ended September 30, 1999, representing a decrease of 9%. Service and other revenues accounted for 39% and 26% of total revenues for each respective period. The decrease in service and other revenues was due primarily to the elimination of support for several of the Fax Sr. product lines as of March 31, 2000. The increase in service and other revenues as a percent of total revenues is due to the decrease in software and hardware revenues for the nine months ended September 30, 2000.

COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues was $271,000 and $768,000 for the nine months ended September 30, 2000 and 1999, respectively, representing 6% and 8% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during the nine months ended September 30, 2000 compared to the same period in 1999. The increase in the software license gross margin percentages from 92% for the nine months ended September 30, 1999 to 94% for the nine months ended September 30, 2000 is primarily due to costs associated with new versions of the Company's software that were released in 1999.

HARDWARE. Cost of hardware revenues was $2.3 million and $3.4 million for the nine months ended September 30, 2000 and 1999, respectively, representing 69% and 62% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the nine months ended September 30, 2000 was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales was 31% for the nine months ended September 30, 2000 compared to 38% in the same period in 1999. The decrease in gross margin is due mainly to the write-off of obsolete third-party hardware during the first quarter of 2000.

SERVICE AND OTHER. Cost of service and other revenue was $3.2 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively, representing 63% of service and other revenues versus 49% for the same period last year. The gross margin percentage for service and other revenues decreased to 37% from 51% for the nine month periods ended September 30, 2000 and 1999, respectively. The increase in dollar amount of cost of services and the decrease in gross margin during the period was due primarily to the hiring of incremental personnel and wage increases for existing personnel and due to the fixed nature of service costs. The decline in service revenue did not result in a proportionate decline in service costs.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses were $5.1 million and $9.0 million for the nine months ended September 30, 2000 and 1999, respectively, or 40% and 43% of total revenues for each respective period. The decrease in dollar amount and the decrease in the percentage of total revenues was due to a decrease in spending associated with marketing programs and fewer number of employees in the sales and marketing departments due to Company restructurings. The Company expects that sales and marketing expenses will increase as new products are introduced to the market.

RESEARCH AND DEVELOPMENT. Research and development expenses were $3.0 million and $3.8 million for the nine months ended September 30, 2000 and 1999, respectively, or 23% and 18% of total revenues for each respective period. The decrease in dollar amount is due to the fewer number of employees in the research and development department due to company restructurings. The increase in the expense as a percent of revenue is due to decreased revenue. The Company expects that research and development expenses will increase as new products are put in the development cycle.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.2 million and $4.1 million for the nine months ended September 30, 2000 and 1999, respectively, or 25% and 20% of total revenues for each respective period. The decrease in dollar amount was primarily attributable to the fewer number of employees in the general and administrative department due to company restructurings. The increase in percent of total revenues is due to decreased revenue. The Company expects that general and administrative expenses will remain relatively consistent with current general and administrative expenses in absolute terms.

GAIN ON SALE OF AS/400 PRODUCT LINE. As noted above, the gain on sale of the AS/400 product line represents the payments received from IPP in April 2000 and July 2000.

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

INTEREST INCOME. Interest income was $811,000 in the nine months ended September 30, 2000 compared to $510,000 earned in the comparable period last year, and is due primarily to interest income earned on excess cash. The increase is due to the fact that the Company changed its investment strategy from low interest tax free municipal bonds which comprised the portfolio at September 30, 1999 to higher interest commercial paper which comprised the portfolio at September 30, 2000.

BENEFIT FOR INCOME TAXES. The Company recorded a net loss for the nine months ended September 30, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The Company's benefit for income taxes was approximately $808,000 for the nine months ended September 30, 1999 which represented the Company's anticipated income tax benefit related to its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At September 30, 2000, the Company had cash and cash equivalents of $940,000, short-term investments of $16.7 million and working capital of $15.4 million.

     The Company's operating activities used cash of $1.7 million and $58,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used during the nine months ended September 30, 2000 consisted primarily of a net loss from operations, a decrease in accrued liabilities and deferred revenue offset by depreciation and amortization, a decrease in accounts receivable, prepaid and other current assets and income tax receivable. Net cash used during the nine months ended September 30, 1999 resulted from a net loss from operations, an increase in income tax receivable and a decrease in prepaid expenses and other current assets offset by depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable and deferred revenue.

     Investing activities provided cash of $781,000 and used cash of $1.3 million during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the principal uses were purchases of short-term investments and purchases of property and equipment offset by proceeds from the sale of short-term investments and a decrease in other assets. During the nine months ended September 30, 1999, the principle uses were purchases of short-term investments, purchases of property and equipment and an increase in other assets offset by proceeds from the sale of short-term investments.

     Financing activities provided cash of $282,000 during the nine months ended September 30, 2000 due to net proceeds from the issuance of common stock. Financing activities used cash of $394,000 for the nine months ended September 30, 1999 due primarily to the purchases of treasury stock offset by the net proceeds from the issuance of common stock.

        At September 30, 2000, the Company did not have any material commitments for capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 3, 1999, the Securities and Exchange Commission (SEC) issued SAB
101. SAB 101 was initially to become effective for calendar year end companies for the quarter ending March 31, 2000. However, the SEC has delayed the effective date for SAB 101 until the quarter ending December 31, 2000. As a result, the Company is currently in the process of evaluating the potential impact that SAB 101 may have on its revenue recognition policies and its results of operations. At this time, the Company is not able to reasonably determine the potential impact of the application of SAB 101 on its financial condition or results of operations.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; Year 2000 readiness; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

         The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Applied Voice Technology), Fenestrae BV, Optus Software, TopCall International and Biscom. The Company also competes with vendors offering a range of alternative facsimile solutions including operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

         The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company intends to provide an alternative to traditional mail and courier document delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service. The Company's solution is also an alternative to general purpose e-mail applications and services. In the more narrow area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Differential, e-Parcel, NetDox, PostX, Tumbleweed and Zixit. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Critical Path, Documentum, Hummingbird, International Business Machines/Lotus Development, Microsoft and Verisign.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of September 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter and nine months ended September 30, 2000. Currently the Company does not engage in foreign currency hedging activities.

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

                                        OMTOOL, LTD.


    November 8,2000                       By: /s/ Kira A. Nelson
                                             ------------------
                                             Kira A. Nelson
                                             Chief Financial Officer,
                                             Secretary and Treasurer