Form 10-K
period 2000-12-31
OMTOOL LTD
filed 2001-04-02
CIK 1020579

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-22871
                           --------------------------

                                  OMTOOL, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      02-0447481
       (State or Other Jurisdiction of            (I.R.S. Employer Identification Number)
       Incorporation or Organization)
        8A INDUSTRIAL WAY, SALEM, NH                               03079
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 29, 2001, was approximately $6,429,909 (based upon the closing price of the Registrant's Common Stock on March 29, 2001 of $0.83 per share).

    The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 29, 2001 was 12,751,263.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into
Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

    Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; (iv) the Company's ability to satisfy working capital requirements; and (v) the settlement of the Company's class action shareholder lawsuit. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

ITEM 1. BUSINESS

                                    BUSINESS

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software solutions that enable secure business-to-business electronic document exchange. Omtool's products, licensed typically on a combination server/seat basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents in multiple formats. With the introduction of Genifax and Genidocs, Omtool's product solutions enable the integration of business processes that include the confirmed and secure exchange of electronic documents such as legal contracts, financial transactions and purchase order processing, in the form of electronic faxes or confirmed, secure and digitally signed e-mail.

    Omtool's software products can be deployed on heterogeneous, multi-platform networks and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable; servers, clients and communication capacity can be implemented and added over time as needed to keep pace with demand. This capability is a key feature of Omtool's next generation messaging platform, and the basis for the new family of enterprise faxing and secure document delivery applications. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to develop and expand into the secure confirmed e-mail market.

    The Company's server products are available on Windows server operating systems, with client applications that run in various versions of Microsoft Windows. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange and Lotus Notes, offering users the ability to initiate and control electronic document exchange and track transactions from within existing Microsoft Outlook and Lotus Notes clients, eliminating the need for and expense of deploying and managing proprietary applications to corporate desktops. Through this integration with existing messaging infrastructure, Omtool has enabled thousands of customers world-wide to send, receive and manage faxes directly from the desktop. Genidocs, leveraging the same ease of use model and integration with e-mail, is designed to enable integration of digital signatures and confirmed e-mail into corporate workflows.

    Omtool was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8A Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900.

INDUSTRY BACKGROUND

    To be competitive in today's marketplace, companies must focus on improving electronic communications both within their organizations and beyond the enterprise. Growth in electronic communication is being driven by productivity and efficiency demands on knowledge workers, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise incorporating suppliers, customers and other business partners, and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, facsimile, e-mail and groupware solutions. Facsimile transmission was adopted as a worldwide standard for electronic communication because of its general availability, ease of use, real-time transmission of information in a non-alterable format and consistent uniform protocol standards.

    As the fax market continues to mature, the Company still believes opportunities exist in the high volume application market for specific faxing from data-centric applications, business transactions and critical business processes where the fax is the standard for electronic document exchange.

    As business-to-business transactions continue to migrate to the Internet, businesses may increasingly require secure web-based electronic document exchange. Existing e-mail solutions do not address the specific issues that are key to secure exchange of mission critical, high value electronic documents. Such solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure document exchange, that includes confirmation of receipt and the ability to affix a digital signature, and the tracking required for business-to-business Internet communication, customer management document delivery and e-commerce. Omtool continues to leverage its experience in electronic document exchange and enterprise client/server architecture to enhance its confirmed e-mail application to meet the needs of businesses for secure electronic document exchange.

THE OMTOOL SOLUTION

    Omtool provides open client/server software solutions, licensed typically on a server/seat basis, for automating and integrating exchange of electronic documents throughout the enterprise and in business-to-business applications. Its range of features and capabilities combined with a flexible interface provide a platform for building custom applications. Corporate customers deploy the Company's products as a key component of business process systems. Examples include legal document exchange, financial transactions, insurance claims, purchase order processing and sales quoting. Omtool's fax based client/ server software platform can be configured to automatically process data-streams from back office, manufacturing, and other applications for automatic, electronic exchange providing a potential cost savings in terms of materials and manpower. Omtool's secure e-mail application integrates with existing e-mail infrastructure, requires no proprietary software on the desktop, provides multi-level document encryption and delivery confirmation and allows users to easily work both secure e-mail delivery and digital signature into corporate workflows. Omtool's product, Genidocs, is designed to provide medium level document encryption, confirmed delivery and outbound digital signature capability.

    Omtool's products are architected to be modular and scaleable. Servers, clients, and communication capabilities can be implemented and added over time.

STRATEGY

    The Company's objective is to maintain its position as a leading provider of client/server facsimile software solutions and to take advantage of its customer base, leveraging its knowledge of communication and enterprise solutions to become the leading provider of secure business-to-business electronic document exchange solutions by implementing the following business strategy:

    DEVELOPMENT AND PROMOTION OF NEXT GENERATION SECURE MESSAGING
PRODUCTS. Omtool intends to focus on developing new products which offer its customers a robust and reliable solution for confirmed and secure business-to-business electronic document exchange. Additionally, the Company intends to continue investing in sales and marketing and research and development for Genifax and Genidocs.

    MAINTAIN TECHNOLOGY LEADERSHIP IN THE ENTERPRISE MARKET. The Company intends to invest in fax messaging technology by developing a new Exchange 2000 based gateway for its new Genifax product as well as for its legacy fax server product, Fax Sr. This strategy is intended to enable customers to stay current with Microsoft technology and continue to deploy Omtool computerized faxing as part of broadband, high value enterprise document exchange solutions.

    LEVERAGE INSTALLED BASE OF CUSTOMERS. The Company believes that opportunities exist to expand the use of its products across more users and applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging its solution/reseller channel and focusing sales efforts on specific market segments in order to facilitate product acceptance. The Company provides comprehensive post-sale customer support and continues to focus on improving customer relations. In addition, the Company believes that a highly-referenceable customer base is of critical importance in marketing its current and future products to new customers as well as to the Company's installed base.

    EXPAND INTERNATIONAL SALES. The Company intends to expand its international presence (primarily in Europe) via its European office in order to address its target markets outside of North America and to serve multi-national customers. In 1998, 1999 and 2000, approximately 17%, 22% and 14%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 2001, the Company plans to increase its investment in sales and marketing efforts directed towards international markets.

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

    The Company has strategic alliances with companies such as Xpedite Systems, a provider of enhanced fax carrier services, and Lucent/Octel and Siemens, providers of PC-based unified messaging systems that include voice mail systems and computer-telephony integration solutions. Additionally, Omtool has a strategic relationship with iManage, a leading provider of information and collaboration management software for enterprises engaged in information commerce as part of their e-business strategy. Most recently, Omtool announced a relationship with First Use, a leading provider of digital timestamp and online authentication, as part of its Genidocs product. The agreements generally provide for reference sales, limited co-marketing activities and, in the case of iManage, resale of Omtool's products. These agreements are mutually non-exclusive.

CURRENT PRODUCTS AND SERVICES

GENIDOCS

    Genidocs is a client/server messaging application that enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. It is licensed typically on a shrink-wrap basis, primarily on the Windows 2000 operating system. It can also be depolyed on Advanced Server and Datacenter Server operating systems. Genidocs is a server application configured to operate as part of a corporation's existing messaging infrastructure such as Microsoft Exchange or Lotus Notes.

    Genidocs is designed to authenticate the identity of both the sender and the recipient, validate digital signatures and provide an audit trail of electronic evidence of the transactions processed by the system. The Genidocs system implements a modular, component-based architecture that is designed to work within a security infrastructure that a corporation has in place. Little end-user training is required to use Genidocs. Additionally, Genidocs provides Microsoft Management Console "MMC" based administration tools for ease of deployment and management.

    Genidocs uses a symmetric model that encrypts contents before transmitting them over the Internet, using the ZIP file format and ZIP encryption algorithm. Genidocs e-mail messages are generated within the users' e-mail program, using a format that is similar to a standard e-mail format. Genidocs enables users to send a document to a recipient, as an e-mail attachment over the Internet, and automatically receive notification that the document has been delivered. The electronic message includes instructions for retrieving the access code and opening the secure document attachment. Genidocs confirmed e-mail messages can include document attachments in virtually any format, and these documents can be digitally signed and time stamped for proper authentication.

GENIFAX

    Genifax is a multi-tiered client/server software solution for automating and integrating fax communication throughout the enterprise. As a component of an enterprise software system, Genifax is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. Genifax is licensed typically on a shrink-wrap basis, primarily on the Windows 2000 system and can be configured with Windows 2000 networked clients.

    Genifax utilizes Windows 2000 MMC for easy system management, providing a familiar interface for system administrators. Genifax is composed of three primary structures: the dataflow tier, the data management tier and the data core tier. The dataflow tier is the point of data access to and from the application. The data management tier acts as the main processor of the application. The data core tier directs the data that pass through the application.

    Genifax offers a comprehensive feature set with functionality for users, business managers and IT professionals. Genifax users can fax documents, together with attachments, from any desktop application through the application's print function. Alternatively, faxes may be transmitted or received directly through e-mail. Genifax implements a modular component-based architecture that is designed to support the Internet/network connected enterprise and to seamlessly integrate with the server-oriented messaging environment of Microsoft Windows 2000. It includes customizable application faxing and it is specifically designed for customers who require large scale fax messaging that is easy to administer, scaleable and reliable.

FAX SR.

    Fax Sr. is a client/server software solution for automating and integrating fax communication throughout the enterprise. As an integrated component of an enterprise software system, Fax Sr. is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. Fax Sr. is licensed typically on a shrink-wrap basis, on the Windows NT or Windows 2000 systems. In 2000, approximately 72% of the Company's software license revenues were derived from Fax Sr. NT. Fax Sr. can be configured on Windows 9x/ME/NT/2000 network clients.

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

    LegalFax is comprised of four main components: LegalFax Client, LegalFax Server, LegalFax CostRecovery and FaxCenter. The LegalFax Client allows users to send faxes directly from the desktop, automatically validating client matter data and integrating with document management systems. The LegalFax Server uses the Fax Sr. NT fax server as its fax engine and provides the messaging gateway for fax transmissions. The LegalFax CostRecovery component allows integration with cost recovery systems. The LegalFax FaxCenter allows fax administrators to instantly route incoming faxes directly to workstations, distribution lists, printers, or fax machines using existing e-mail networks.

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

DISCONTINUED PRODUCTS

    On January 4, 2000, the Company sold certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line to International Presence PLC. As of March 31, 2000, the Company discontinued the sale and support of the U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

HARDWARE

    The Company also resells certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers, and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from third party vendors.

CUSTOMER SERVICE

    To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a period of 12 months, including telephone support, software support comprised of maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media. Support services, may be renewed by the customer on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Although to date the Company has not provided certification training, consulting, and professional services to any significant degree, the Company intends to continue to offer these customer services in the future and has organized the customer support business unit to develop and deliver these services. There can be no assurance, however, as to the time of introduction or level of market acceptance of, or revenue generated from, any such services. In the event that the Company devotes significant financial and other resources to the provision of such services and fails to achieve market acceptance and generate revenue, the Company's business, financial condition and results of operations could be materially adversely affected.

SALES AND MARKETING

    The Company targets large and mid-sized corporations, organizations and government entities as the primary market for its Genidocs, Genifax, Fax Sr. and LegalFax product lines, with small businesses comprising a secondary market opportunity. To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its sales organization, its key executives, the Company's marketing department and its indirect channels, including resellers, distributors and systems integrators.

    The Company offers its product lines through indirect sales channels such as resellers, systems integrators and value added distributors. The Company intends to maintain its reseller channel by continuing to dedicate sales resources specifically to supporting its reseller partners. Additionally, the Company is focusing its sales efforts on specific market segments in order to facilitate product acceptance of its new products.

    Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. The Company expects to continue to market its products through independent distributors in strategic international markets. In 1998, 1999 and 2000, sales outside of North America (primarily Europe) represented approximately 17%, 22% and 14%, respectively, of total revenues.

    In support of its sales organization, the Company conducts comprehensive marketing programs intended to promote and create awareness of the Company's products and position the Company in the enterprise, client/server facsimile and electronic document exchange software markets. These efforts may include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns and participation in industry programs and forums.

CUSTOMERS

    As of December 31, 2000, the Company had more than 5,000 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

    No single customer accounted for 10% or more of total revenues in 1998, 1999 or 2000.

RESEARCH AND DEVELOPMENT

    The Company continues to invest in research and development. The Company believes its future performance will depend in large part on its ability to continue to develop its new products, Genifax and Genidocs as well as develop other new products. Omtool deploys its development engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on development of new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products in order to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third parties.

    The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 1998, 1999 and 2000 was approximately $5.1 million, $5.0 million and $3.8 million, respectively. Since its inception, the Company has not capitalized any research and development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

COMPETITION

    In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes with Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit, as well as others that either have service-based solutions or are specifically targeting document exchange service providers with technology based products. Currently, the Company believes that there are few companies with non-service based products in the market that address secure electronic document exchange, although document management companies such as Documentum, Hummingbird and iManage, may develop and deliver competitive products for this market. Additionally, companies such as Jetform, PureEdge and Silanis may develop and deliver competitive digital signature products in the future. The Company expects the competition in the business-to-business secure document exchange market to increase.

    The client/server facsimile solution market is also intensely competitive. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given this, the Company believes that in order to be successful, it must sharpen its focus and deliver products on the single most prolific system platform Windows NT/2000, with features that appeal to the broadest segment of the market.

    The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Applied Voice Technology), Fenestrae, TopCall International and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

PROPRIETARY RIGHTS

    The Company regards its software as a trade secret and attempts to protect it with a combination of copyright and trade secret laws, and employee nondisclosure and assignment of invention agreements. The Company has one U.S. patent, two U.S. patent applications, two foreign patent applications and four pending trademark applications. The Company to date has not registered any copyrights. The Company generally licenses its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

EMPLOYEES

    As of December 31, 2000, the Company employed 113 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which the Company occupies 25,500 square feet and 4,500 square feet of which the Company has subleased to a third party. The lease expires on December 31, 2002, and the Company has an option to extend the lease for a period of three years thereafter. The Company believes that such facilities are adequate for its present operations. The Company leases facilities and offices for sales and development in Oregon on a month to month basis. Additionally, the Company leases facilities for sales, customer service, and support, in London, England expiring in May 2005.

ITEM 3. LEGAL PROCEEDINGS

    On October 5, 1999, a purported securities class action complaint was filed in the United States District Court for the District of New Hampshire (the "Court") against the Company and certain officers and directors of the Company. The lawsuit (the "Class Action") alleges, among other things, that the Company, during the purported class period of August 8, 1997 through October 6, 1998, made misrepresentations and omissions to the investing public regarding its financial results and its accounting practices in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. The defendants moved to dismiss the complaint in its entirety. The Court denied in part and granted in part defendants' motion, dismissing plaintiffs' claim under Section 12(a)(2) of the Securities Act of 1933, but permitting all other claims to go forward.

    As of March 31, 2001, the Company reached an agreement-in-principle to settle the Class Action. The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The settlement is subject to negotiation and execution of a definitive settlement agreement, and final approval by the Court. There can be no assurances, however, that the settlement will be consummated or approved by the Court. The Company continues to believe that the Class Action is without merit, and, in the event the settlement is not consummated or approved, the Company intends to continue defending the Class Action vigorously.

    In addition, the Company is a defendant from time to time in lawsuits incidental to its business. The Company, however, is not at this time a party to any legal proceedings that it currently believes will have a material, adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol OMTL since August 8, 1997, the date of the Company's initial public offering of Common Stock. Prior to August 8, 1997, there was no public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low bid prices for the Common Stock as reported by The Nasdaq Stock Market based on actual sales price.

                                                                            STOCK PRICE
                                                              ----------------------------------------
                                                                HIGH                 LOW
                                                              --------             --------
QUARTER ENDED:
1999
March 31, 1999..............................................    $ 6                   $2    3/4
June 30, 1999...............................................    $ 4    3/4            $2    7/8
September 30, 1999..........................................    $ 3    3/8            $2
December 31, 1999...........................................    $ 3    9/16           $1    3/4

2000
March 31, 2000..............................................    $ 5    7/16           $2    1/4
June 30, 2000...............................................    $ 4                   $1    3/8
September 30, 2000..........................................    $ 3                   $     7/8
December 31, 2000...........................................    $ 3    1/4            $1    1/2

    On March 29, 2001, the closing price for the Common Stock was $0.83 per share. As of March 29, 2001, there were approximately 79 stockholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,193 additional beneficial holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended
December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONSOLIDATED OPERATIONS DATA:
Revenues:
  Software license.............................  $ 6,636    $14,232    $18,542    $12,394    $ 6,032
  Hardware.....................................    1,831      4,308      6,482      7,072      4,216
  Service and other............................    1,879      3,032      6,088      7,620      6,659
                                                 -------    -------    -------    -------    -------
    Total revenues.............................   10,346     21,572     31,112     27,086     16,907
                                                 -------    -------    -------    -------    -------
Cost of revenues:
  Software license.............................      588      1,027      1,331      1,070        423
  Hardware.....................................    1,310      2,867      3,925      4,891      3,008
  Service and other............................      993      1,450      2,951      3,704      4,175
                                                 -------    -------    -------    -------    -------
    Total cost of revenues.....................    2,891      5,344      8,207      9,665      7,606
                                                 -------    -------    -------    -------    -------
    Gross profit...............................    7,455     16,228     22,905     17,421      9,301
                                                 -------    -------    -------    -------    -------
Operating expenses:
  Sales and marketing..........................    3,337      7,937     12,341     11,879      6,328
  Research and development.....................    2,217      3,955      5,059      5,003      3,767
  General and administrative...................    1,129      2,140      4,755      5,562      3,879
  Restructuring costs and asset write-off......       --         --         --      2,995        708
  Settlement costs.............................       --         --         --         --      1,700
  Write-off of purchased, in-process research
    and development............................       --      3,100         --         --         --
  (Recovery) loss on sale of AS/400 product
    line.......................................       --         --         --      2,668       (447)
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................    6,683     17,132     21,155     28,107     15,935
                                                 -------    -------    -------    -------    -------
Income (loss) from operations..................      772       (904)       750    (10,686)    (6,634)
Interest income, net...........................       16        392        754        668      1,102
                                                 -------    -------    -------    -------    -------
Income (loss) before provision (benefit) for
  income taxes.................................      788       (512)     1,504    (10,018)    (5,532)
Provision (benefit) for income taxes...........      244        993        406       (857)        --
                                                 -------    -------    -------    -------    -------
Net income (loss)..............................  $   544    $(1,505)   $ 1,098    $(9,161)   $(5,532)
                                                 =======    =======    =======    =======    =======
Net income (loss) per share
    Basic......................................  $  0.08    $ (0.18)   $  0.09    $ (0.73)   $ (0.44)
                                                 =======    =======    =======    =======    =======
    Diluted....................................  $  0.05    $ (0.18)   $  0.08    $ (0.73)   $ (0.44)
                                                 =======    =======    =======    =======    =======
Weighted average number of common shares
  outstanding
    Basic......................................    6,596      8,499     12,713     12,600     12,706
                                                 =======    =======    =======    =======    =======
    Diluted....................................   10,379      8,499     13,415     12,600     12,706
                                                 =======    =======    =======    =======    =======

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $ 2,973    $23,533    $20,745    $19,163    $17,883
Working capital................................    3,586     23,973     23,610     17,707     13,639
Total assets...................................    7,044     37,132     36,403     27,473     22,463
Long-term debt, net of current portion.........      212         --         --         --         --
Convertible redeemable preferred stock.........    5,167         --         --         --         --
Total stockholders' equity (deficit)...........   (1,253)    29,736     29,765     20,185     14,890

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: (i) the Company's growth strategies;
(ii) anticipated trends in the Company's business; (iii) the Company's ability to expand its product and service offerings; (iv) the Company's ability to satisfy working capital requirements; and (v) the settlement of the Company's class action shareholder lawsuit. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results." Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.

OVERVIEW

    Omtool, Ltd. designs, develops, markets and supports open, client/server software solutions that enable secure business-to-business electronic document exchange. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Genidocs product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. Omtool's Fax Sr., LegalFax and Genifax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues is derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

    Revenues from software licenses are recognized upon shipment of the software if there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances

    The Company is dependent on licenses of its Fax Sr. NT product, first licensed in March 1995, for a substantial portion of its revenues. In the years ended December 31, 2000, 1999 and 1998, approximately 72%, 74% and 69%, respectively, of the Company's software license revenues were derived from Fax Sr. NT. In addition, a substantial portion of the Company's hardware and service and other revenue is dependent on such licenses of Fax Sr. NT.

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

    Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period, which is typically one year. Although to date the Company has not provided a significant amount of consulting, configuration and installation services, the Company intends to continue to offer these customer services in the future as warranted by customer demand.

    The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 14%, 22% and 17% of the Company's total revenues in 2000, 1999 and 1998, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe) and to increase its investment in sales and marketing efforts directed toward international markets. There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. The Company intends to pursue sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 62%, 30% and 23% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in indirect distribution sales as a percent of total sales is due to the Company's efforts to grow it distribution channels.

    As of March 31, 2000, the Company discontinued the sale and support of U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products.

    On January 4, 2000, the Company sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000 respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 (see Note 14 of Notes to Consolidated Financial Statements).

    On October 5, 1999, a purported securities class action complaint was filed in the United States District Court for the District of New Hampshire (the "Court") against the Company and certain officers and directors of the Company. The lawsuit (the "Class Action") alleges, among other things, that the Company, during the purported class period of August 8, 1997 through October 6, 1998, made misrepresentations and omissions to the investing public regarding its financial results and its accounting practices in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. The defendants moved to dismiss the complaint in its entirety.

    As of March 31, 2001, the Company reached an agreement-in-principle to settle the Class Action. The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The settlement is subject to negotiation and execution of a definitive settlement agreement, and final approval by the Court. There can be no assurances, however, that the settlement will be consummated or approved by the Court. The Company continues to believe that the Class Action is without merit, and, in the event the settlement is not consummated or approved, the Company intends to continue defending the Class Action vigorously.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      2000           1999           1998
                                                    --------       --------       --------
Revenues:
  Software license................................    35.7%          45.8%          59.6%
  Hardware........................................    24.9           26.1           20.8
  Service and other...............................    39.4           28.1           19.6
                                                     -----          -----          -----
    Total revenues................................   100.0          100.0          100.0
                                                     -----          -----          -----
Cost of revenues:
  Software license................................     2.5            4.0            4.3
  Hardware........................................    17.8           18.1           12.6
  Service and other...............................    24.7           13.7            9.5
                                                     -----          -----          -----
    Total cost of revenues........................    45.0           35.8           26.4
                                                     -----          -----          -----
Gross profit......................................    55.0           64.2           73.6
                                                     -----          -----          -----
Operating expenses:
  Sales and marketing.............................    37.4           43.9           39.7
  Research and development........................    22.3           18.4           16.3
  General and administrative......................    22.8           20.5           15.2
  Restructuring costs and asset write-off.........     4.2           11.1             --
  Settlement costs................................    10.1             --             --
  (Recovery) loss on sale of AS/400 product
    line..........................................    (2.6)           9.8             --
                                                     -----          -----          -----
    Total operating expenses......................    94.2          103.7           71.2
                                                     -----          -----          -----
Income (loss) from operations.....................   (39.2)         (39.5)           2.4
Interest income...................................     6.5            2.5            2.4
                                                     -----          -----          -----
Income (loss) before provision (benefit) for
  income taxes....................................   (32.7)         (37.0)           4.8
Provision (benefit) for income taxes..............      --           (3.2)           1.3
                                                     -----          -----          -----
Net income (loss).................................   (32.7)%        (33.8)%          3.5%
                                                     =====          =====          =====
Gross profit:
  Software license................................    93.0%          91.4%          92.8%
  Hardware........................................    28.7           30.9           39.4
  Service and other...............................    37.3           51.4           51.5

FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

    TOTAL REVENUES. The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $16.9 million and $27.1 million for the years ended December 31, 2000 and 1999, respectively, representing a decrease of 38%.

    SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $6.0 million for the year ended December 31, 2000 and $12.4 million for the year ended December 31, 1999, representing a decrease of 51%. Software license revenues accounted for 36% and 46% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including

AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 companies. The Company did not recognize a significant amount of revenue from its new products, Genidocs and Genifax, released in the fourth quarter of 2000.

    HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $4.2 million for the year ended December 31, 2000 and $7.1 million for the year ended December 31, 1999, representing a decrease of 40%. Hardware revenues accounted for 25% and 26% of total revenues for each respective period. The decrease in hardware revenues in dollars and as a percent of total revenues is due primarily to the decrease of hardware unit sales accompanying the Company's products consistent with the decline in software licenses.

    SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $6.7 million and $7.6 million for 2000 and 1999, respectively, representing a decrease of 13%. Service and other revenues accounted for 39% and 28% of total revenues for each respective period. The decrease in dollar amount was due primarily to the decrease in software license revenues and the resulting decrease in new service revenues that generally accompany new software license sales. Additionally, the Company is no longer receiving support renewal revenue from those customers that own one of the Company's discontinued product lines. The increase in maintenance revenues as a percent of total revenues is due to the combined effect of a decrease in software license revenues and the increase in maintenance service renewals from the expanding customer base.

COST OF REVENUES

    SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $423,000 and $1.1 million in 2000 and 1999, respectively, representing 7% and 9% of software license revenues for each respective period. The decrease in dollar amount was primarily due to the lower volume of products shipped during fiscal year 2000 compared to the same period in 1999. Software license gross margin percentages increased to 93% in 2000 from 91% in 1999. The increase in gross margin is attributable to a larger number of upgrade units produced as a result of additional product versions released in 1999. Such costs were not incurred in 2000.

    HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $3.0 million and $4.9 million in 2000 and 1999, respectively, representing 71% and 69% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 2000 was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales decreased to 29% for 2000 from 31% in 1999. The gross margin decrease is due mainly to the write-off in 2000 of obsolete third-party hardware.

    SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $4.2 million and $3.7 million in 2000 and 1999, respectively, representing 63% and 49% of service and other revenues for each respective period. The increase in dollar amount of cost of service and other revenues during the period was due primarily to the hiring of incremental personnel to support growth in the customer base. The gross margin percentage for service and other revenues decreased to 37% for 2000 from 51% in 1999. The decrease in gross margin is attributable to the increased expenses associated with the hiring of the incremental personnel while new product maintenance revenue declined significantly due to the reduction in software license revenues.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $6.3 million and $11.9 million in 2000 and 1999, respectively, or 37% and 44% of total revenues for each respective period. The decrease in dollar amount and as a percent of total revenues was due to a decrease in commissions paid as a result of lower sales levels as well as fewer trade show expenditures in 2000. The Company expects sales and marketing expenses are likely to increase in absolute terms due to new product introductions.

    RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $3.8 million and $5.0 million in 2000 and 1999, representing 22% and 18% of total revenues for each respective period. The decrease in the expense was due to a fewer number of employees in the research and development department. The increase in research and development expense as a percent of revenue is due to decreased revenue. The Company expects research and development expenses will increase in both absolute terms and as a percentage of revenues in connection with the enhancement of the new electronic document exchange products and as other new products are developed.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $3.9 million and $5.6 million in 2000 and 1999, respectively, or 23% and 21% of total revenues for each respective period. The decrease in dollar amount is due to the fewer numbers of executive level personnel and the overhead costs allocated to support such personnel. The increase in general and administrative expenses as a percent of total revenues is due to decreased revenue. The Company expects general and administrative expenses are likely to remain consistent in absolute terms.

    RESTRUCTURING COSTS AND ASSET WRITE-OFFS. In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES. The non-recurring charge included severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge included a write-down of assets associated with the closure of the Company's Florida facility.

    In the fourth quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,866,666 in accordance with EITF 94-3 and SAB No. 100. The non-recurring charge included severance-related costs and an asset write-off charge. The severance-related costs were associated with a workforce reduction, primarily in the Company's Salem, New Hampshire, and European operations, of approximately three persons in sales, two persons in research and development, three persons in support, and one person in general and administrative.

    During 1998 the Company acquired a perpetual license to utilize certain patented fax technology which was capitalized and was being amortized over its estimated useful life of five years. During 1999, the Company determined that the carrying value of this asset should be reduced to reflect its impairment in accordance with SFAS No. 121. The carrying value was reduced based upon an undiscounted cash flow analysis reflecting the Company's future product plans in which this patented technology is no longer expected to be utilized.

    In the fourth quarter of 2000, in accordance with SFAS No. 121, the Company assessed the carrying value of an investment in certain intellectual property and determined that an impairment charge of $708,335 was required to write the asset down to fair value.

    The components of the restructurings and asset write-offs in 2000 and 1999 are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2000         1999
                                                        ---------   -----------
Employee severance, benefits and related costs........  $     --    $1,864,000
Asset write-off.......................................   708,335     1,020,266
Lease termination and relocation costs................        --        60,400
Other.................................................        --        50,000
                                                        --------    ----------
                                                        $708,335    $2,994,666
                                                        ========    ==========

    The rollforward of the reserve is as follows:

                         BALANCE AT                  ASSET      SEVERANCE    BALANCE AT
                        BEGINNING OF               IMPAIRMENT   AND OTHER      END OF
DESCRIPTION                 YEAR       PROVISION   WRITE-OFFS    PAYMENTS       YEAR
- -----------             ------------   ---------   ----------   ----------   ----------
RESTRUCTURING RESERVE
December 31, 1999.....    $     --     2,994,666   (1,020,266)  (1,190,665)   $783,735
December 31, 2000.....    $783,735       708,335     (708,335)    (783,735)   $     --

    SETTLEMENT COSTS. In March of 2001, the Company reached an agreement-in-principle to settle the class action shareholder lawsuit outstanding against it for $6.0 million. In the fiscal year ended December 31, 2000, the Company recorded a provision of $1.7 million to accrue the estimated costs to be borne by the Company upon the negotiation and execution of a definitive settlement agreement and its final approval by the federal district court in New Hampshire (see Note 15 of Notes to Consolidated Financial Statements).

    (RECOVERY) LOSS ON SALE OF AS/400 PRODUCT LINE. On January 4, 2000, Omtool sold to IPP certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

    The components of the loss from the sale of the AS/400 Assets during 1999 are as follows:

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
                                                              ==========

    The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000 respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 (see Note 14 of Notes to Consolidated Financial Statements).

    INTEREST INCOME. Interest income consists principally of interest income earned on excess cash. Interest income was $1.1 million for the fiscal year ended December 31, 2000 and $668,000 for the fiscal year ended December 31, 1999. The increase of 65% is due the fact that the Company changed its investment strategy from tax-free, low interest, municipal bonds that comprised the portfolio at December 31, 1999 to taxable higher interest commercial paper which comprised the portfolio at December 31, 2000.

    PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a net loss for the year ended December 31, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The Company recorded an income tax benefit of $857,000 in 1999 as a result of its net operating losses (see Note 7 of Notes to Consolidated Financial Statements).

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

    RESEARCH AND DEVELOPMENT. Research and development expenses were $5.0 million for the year ended December 31, 1999 and $5.1 million for the year ended December 31, 1998, representing 18% and 16% of total revenues for each respective period. The decrease in dollar amount is due to nominal changes in employee related expenditures. The increase in the expense as a percent of revenue is due to decreased revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.6 million and $4.8 million in 1999 and 1998, respectively, or 21% and 15% of total revenues for each respective period. The increase in dollar amount and as a percentage of revenues was primarily attributable to an increase in executive level personnel and the overhead costs allocated to support such personnel.

    RESTRUCTURING COSTS AND ASSET WRITE-OFF. In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with EITF 94-3 and SAB No. 100. The non-recurring charge included severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge included a write-down of assets associated with the closure of the company's Florida facility.

    In the fourth quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,866,666 in accordance with EITF 94-3 and SAB No. 100. The non-recurring charge includes severance-related costs and asset write-off charges. The severance-related costs were associated with a workforce reduction, primarily in the Company's Salem, New Hampshire, and

European operations, of approximately three persons in sales, two persons in research and development, three persons in support, and one person in general and administrative.

    During 1998 the Company acquired a perpetual license to utilize certain patented fax technology which was capitalized and was being amortized over its estimated useful life of five years. During 1999, the Company determined that the carrying value of this asset should be reduced to reflect its impairment in accordance with SFAS No. 121. The carrying value was reduced based upon an undiscounted cash flow analysis reflecting the Company's future product plans in which this patented technology is no longer expected to be utilized.

    The components of the restructurings and asset write-offs for the year ended December 31, 1999 are as follows:

Employee severance, benefits and related costs..............  $1,864,000
Write-off and write-down of assets to be disposed...........   1,020,266
Lease termination and relocation costs......................      60,400
Other.......................................................      50,000
                                                              ----------
                                                              $2,994,666
                                                              ==========

    (RECOVERY) LOSS ON SALE OF AS/400 PRODUCT LINE. On January 4, 2000, Omtool sold the AS/400 Assets to IPP for $600,000, payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets.

    The components of the loss from the sale of the AS/400 Assets during 1999 are as follows:

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
                                                              ==========

    INTEREST INCOME Interest income was $668,000 for the fiscal year ended December 31, 1999 and $754,000 for the fiscal year ended December 31, 1998, due primarily to interest income earned on excess cash. The decrease is due to a lower average principal balance for the year ended December 31, 1999 than that of the year ended December 31, 1998.

    PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes was ($857,000) and $406,000 for fiscal years ended December 31, 1999 and 1998, respectively. The Company recorded an income tax benefit of $857,000 in 1999 as a result of its net operating losses. The effective income tax rate was approximately 27% in 1998 which is lower than the combined federal and state tax rates due to tax credits and tax exempt interest (See Note 7 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At
December 31, 2000, the Company had cash and cash equivalents of $14.6 million, short-term investments of $3.3 million and working capital of $13.6 million.

    The Company's operating activities used cash of $1.2 million for the year ended December 31, 2000, and provided cash of $742,000 for the year ended December 31, 1999. Net cash used during the year ended December 31, 2000, consisted primarily of a net loss from operations offset by depreciation and amortization, asset write-offs, a decrease in accounts receivable and prepaid expenses. Net cash provided during the year ended December 31, 1999 consisted primarily of a net loss from operations, offset by depreciation and amortization, restructuring charges, loss on sale of AS/400 product line, a decrease in accounts receivable and an increase in accrued liabilities.

    Investing activities provided cash of $14.0 million during the year ended December 31, 2000, and used cash of $1.5 million during the year ended December 31, 1999. During the year ended December 31, 2000 the principal uses were purchases of short-term investments and purchases of property and equipment, offset by proceeds from the sale of short-term investments. During the year ended December 31, 1999, the principal uses were purchases of short-term investments, an increase in other assets and purchases of property and equipment, offset by proceeds from the sale of short-term investments.

    Financing activities provided cash of $282,000 and used cash of $380,000 during the years ended December 31, 2000 and 1999, respectively. This is due primarily to the issuance of common stock in 2000 and the purchase of treasury stock in 1999.

    At December 31, 2000, the Company did not have any material commitments for capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD ("APB") OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

    Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission.

    PRODUCT CONCENTRATION. To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. In March 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. The Company expects that Genidocs may account for an increasing portion of future revenues. However, there can be no assurances that Genidocs will be financially successful or result in any significant revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

    NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company, such as Genidocs and Genifax, will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing or planned products and have a material adverse effect on the Company's business, financial condition and results of operations.

    THE MARKET RISKS FOR SECURE BUSINESS-TO-BUSINESS ELECTRONIC DOCUMENT EXCHANGE SOLUTIONS. The market for Genidocs, the Company's secure business-to-business electronic document exchange solution is new and evolving rapidly. The Company's success will depend upon the adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. The Company's success will also depend upon acceptance of its technology as the standard for providing these solutions. The adoption and use of the Company's secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information. The Company's ability to influence usage of its secure business-to-business electronic document exchange solution by customers is limited. The Company intends to spend considerable resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for the Company's secure business-to-business electronic document exchange solution, or its growth rate, if any. Moreover, the Company cannot predict whether the Company's secure business-to-business electronic document exchange solution will achieve any market acceptance. Any future products or future product enhancements that are not favorably received by customers may not be profitable and, furthermore, could damage the Company's reputation or brand name.

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

    FUTURE OPERATING RESULTS UNCERTAIN.  The Company was incorporated in
March 1991 and shipped its initial facsimile software products in 1991. The Company does not believe that prior growth rates are sustainable or indicative of future operating results. In the years ending December 31, 1999 and 2000, the Company's total revenue declined from $27.0 million to $16.9 million and the Company has had net losses of approximately $9.1 million and $5.5 million, respectively. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company's limited operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses, primarily sales and marketing, are expected to continue and, together with pricing pressures, may result in a decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. As the Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, the Company has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. In addition, the Company's future operating results are subject to the risk that a definitive class action shareholder settlement agreement may not be executed, or, if executed, may not be approved by the federal district court in New Hampshire, and, in the event of continued litigation, the possibility of outcomes adverse to the Company. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT and Windows 2000 operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    INTENSE COMPETITION. The secure business-to-business electronic document exchange solution and enterprise, client/server facsimile solution markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; product adoption; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

    The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company intends to provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express Corporation, UPS or the U.S. Postal Service. The Company's solution is also an alternative to general purpose e-mail applications and services. In the more narrow area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage. Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

    The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Applied Voice Technology), Fenestrae, TopCall International and Biscom. The Company also competes with vendors offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

    Many of the Company's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition will result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company's business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations, and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common stock to acquire such businesses, which may result in dilution to the Company's existing stockholders.

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

    In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange and enterprise, client/server facsimile solutions software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

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

    ABILITY TO MANAGE GROWTH. The Company has expanded its operations and anticipates that expansion will continue to be required in order to address potential market opportunities. The Company anticipates that it will continue to increase the size of its sales and marketing and research and development as necessary. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. A key element of the Company's strategy is to continue to increase its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully expand international sales, the Company will need to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. With the acquisition of CMA Ettworth, based in London, England, in December 1997, the Company obtained its first sales offices outside of the United States. Such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

    DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement or by a noncompetition agreement. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE
  COMMODITY INSTRUMENTS

    As of December 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2000. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-21, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS

    The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) List of documents filed as part of this report

(1) Consolidated Financial Statements Listed under Part II, Item 8 and included herein by reference.

(2) Consolidated Financial Statement Schedules

    All schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements as Notes to Consolidated Financial Statements.

(3) Exhibits

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
- ---------------------   ------------------------------------------------------------
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

        10.2            1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8, No. 333-91659
                        and incorporated herein by reference)

        10.3            1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        10.4            Lease dated November 26, 1997 between H.J. Brooks Limited
                        Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)

        10.5 Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        10.6 Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company

        10.7 Consulting Agreement dated as of December 31, 1999, by and between Martin Schultz and the Company

        10.8            Letter dated December 31, 1999 from the Company to Martin
                        Schultz

        10.9            Letter dated December 14, 1999 from the Company to Robert L.
                        Voelk

        10.10           Letter dated July 19, 2000 from the Company to Robert L.
                        Voelk

        21              Subsidiaries of the Company

        23              Consent of Arthur Andersen LLP

    (b) Reports on Form 8-K.

    The Company did not file any current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

    (c) Exhibits.

    The exhibits required by this Item are listed under Item 14(a)(3).

    (d) Financial Statement Schedules.

    The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 2nd day of April 2001.

                                                       OMTOOL, LTD.

                                                       By:             /s/ ROBERT L. VOELK
                                                            -----------------------------------------
                                                                         Robert L. Voelk
                                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT

                               POWER OF ATTORNEY

    We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert Voelk and Kira Nelson, and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable
Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
             /s/ ROBERT L. VOELK               Chairman, Chief Executive Officer and  April 2, 2001
    ------------------------------------         President
               Robert L. Voelk

             /s/ KIRA A. NELSON                Vice President, Finance, Chief         April 2, 2001
    ------------------------------------         Financial Officer, Secretary and
               Kira A. Nelson                    Treasurer (principal financial and
                                                 accounting officer)

            /s/ MARTIN A. SCHULTZ              Director                               April 2, 2001
    ------------------------------------
              Martin A. Schultz

            /s/ RICHARD D. CRAMER              Director                               April 2, 2001
    ------------------------------------
              Richard D. Cramer

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
             /s/ BRUCE R. EVANS                Director                               April 2, 2001
    ------------------------------------
               Bruce R. Evans

       /s/ WILLIAM C. STYSLINGER, III          Director                               April 2, 2001
    ------------------------------------
         William C. Styslinger, III

                         OMTOOL, LTD. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omtool, Ltd.:

    We have audited the accompanying consolidated balance sheets of Omtool, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 18, 2001
(except for the matter
discussed in Note 15, as to
which the date is March 31, 2001)

                         OMTOOL, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $14,599,350   $ 1,576,283
  Short-term investments....................................    3,283,708    17,587,195
  Accounts receivable, less reserves of $980,000 and
    $2,090,000 in 2000 and 1999, respectively...............    1,563,373     3,049,161
  Prepaid expenses and other current assets.................      506,187     1,523,279
  Deferred tax asset........................................    1,258,978     1,258,978
                                                              -----------   -----------
    Total current assets....................................   21,211,596    24,994,896
Property and equipment, net.................................    1,236,745     1,630,125
Other assets, net...........................................       14,425       848,178
                                                              -----------   -----------
                                                              $22,462,766   $27,473,199
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   633,413   $ 1,055,197
  Accrued liabilities.......................................    3,972,231     3,329,576
  Deferred revenue..........................................    2,966,716     2,903,549
                                                              -----------   -----------
    Total current liabilities...............................    7,572,360     7,288,322
                                                              -----------   -----------

Commitments and contingencies (Notes 11 and 15)

Stockholders' equity:
  Preferred Stock, $.01 par value
    Authorized--2,000,000 shares; Issued and
      outstanding--none.....................................           --            --
  Common Stock, $.01 par value
    Authorized--35,000,000 shares; Issued--13,009,372
      shares................................................      130,093       130,093
  Additional paid-in capital................................   32,074,193    32,215,321
  Accumulated deficit.......................................  (16,443,798)  (10,912,010)
  Treasury Stock (272,144 and 420,125 at cost in 2000 and
    1999, respectively).....................................     (778,636)   (1,201,998)
  Cumulative translation adjustment.........................      (91,446)      (46,529)
                                                              -----------   -----------
    Total stockholders' equity..............................   14,890,406    20,184,877
                                                              -----------   -----------
                                                              $22,462,766   $27,473,199
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Revenues:
  Software license.....................................  $ 6,031,647   $12,394,329   $18,542,007
  Hardware.............................................    4,216,231     7,072,337     6,482,562
  Service and other....................................    6,659,139     7,619,851     6,087,615
                                                         -----------   -----------   -----------
    Total revenues.....................................   16,907,017    27,086,517    31,112,184
                                                         -----------   -----------   -----------
Cost of revenues:
  Software license.....................................      423,127     1,070,295     1,331,068
  Hardware.............................................    3,008,066     4,890,412     3,925,421
  Service and other....................................    4,175,093     3,704,314     2,950,718
                                                         -----------   -----------   -----------
    Total cost of revenues.............................    7,606,286     9,665,021     8,207,207
                                                         -----------   -----------   -----------
    Gross profit.......................................    9,300,731    17,421,496    22,904,977
                                                         -----------   -----------   -----------
Operating expenses:
  Sales and marketing..................................    6,327,999    11,879,346    12,340,919
  Research and development.............................    3,767,167     5,003,070     5,058,579
  General and administrative...........................    3,878,359     5,562,467     4,755,179
  Restructuring costs and asset write-off..............      708,335     2,994,666            --
  Settlement costs.....................................    1,700,000            --            --
  (Recovery)loss on sale of AS/400 product line........     (446,983)    2,667,500            --
                                                         -----------   -----------   -----------
    Total operating expenses...........................   15,934,877    28,107,049    22,154,677
                                                         -----------   -----------   -----------
    Income (loss) from operations......................   (6,634,146)  (10,685,553)      750,300
Interest income........................................    1,102,358       666,707       753,887
                                                         -----------   -----------   -----------
    Income (loss) before provision (benefit) for income
      taxes............................................   (5,531,788)  (10,018,846)    1,504,187
Provision (benefit) for income taxes...................           --      (857,432)      406,435
                                                         -----------   -----------   -----------
    Net income (loss)..................................  $(5,531,788)  $(9,161,414)  $ 1,097,752
                                                         ===========   ===========   ===========

Net income (loss) per share
    Basic..............................................  $     (0.44)  $     (0.73)  $      0.09
                                                         ===========   ===========   ===========
    Diluted............................................  $     (0.44)  $     (0.73)  $      0.08
                                                         ===========   ===========   ===========
Weighted average number of common shares outstanding
    Basic..............................................   12,706,044    12,600,018    12,713,169
                                                         ===========   ===========   ===========
    Diluted............................................   12,706,044    12,600,018    13,414,958
                                                         ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              COMMON STOCK             TREASURY STOCK
                         ----------------------   ------------------------   ADDITIONAL                   CUMULATIVE
                         NUMBER OF    $0.01 PAR   NUMBER OF                    PAID-IN     ACCUMULATED    TRANSLATION
                           SHARES       VALUE       SHARES       AMOUNT        CAPITAL       DEFICIT      ADJUSTMENT
                         ----------   ---------   ----------   -----------   -----------   ------------   -----------
Balance, December 31,
  1997.................  12,525,410   $125,253           --    $        --   $32,451,122   $(2,848,348)    $  7,704

Purchase of Treasury
  Stock................         --          --     (660,780)    (1,961,126)           --            --           --
Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........    483,962       4,840           --             --       223,971            --           --
Tax benefit from
  exercise of stock
  options..............         --          --           --             --       678,505            --           --
Change in cumulative
  translation
  adjustment...........         --          --           --             --            --            --      (14,404)
Net income.............         --          --           --             --            --     1,097,752           --
                         ----------   --------     --------    -----------   -----------   ------------    --------
Balance, December 31,
  1998.................  13,009,372    130,093     (660,780)    (1,961,126)   33,353,598    (1,750,596)      (6,700)

Purchase of Treasury
  Stock................         --          --     (191,000)      (521,425)           --            --           --
Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........         --          --      431,655      1,280,553    (1,138,277)           --           --
Change in cumulative
  translation
  adjustment...........         --          --           --             --            --            --      (39,829)
Net loss...............         --          --           --             --            --    (9,161,414)          --
                         ----------   --------     --------    -----------   -----------   ------------    --------
Balance, December 31,
  1999.................  13,009,372    130,093     (420,125)    (1,201,998)   32,215,321   (10,912,010)     (46,529)

Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........         --          --      147,981        423,362      (141,128)           --           --
Change in cumulative
  translation
  adjustment...........         --          --           --             --            --            --      (44,917)
Net loss...............         --          --           --             --            --    (5,531,788)          --
                         ----------   --------     --------    -----------   -----------   ------------    --------
Balance, December 31,
  2000.................  13,009,372   $130,093     (272,144)   $  (778,636)  $32,074,193   $(16,443,798)   $(91,446)
                         ==========   ========     ========    ===========   ===========   ============    ========


                             TOTAL
                         STOCKHOLDERS'
                            EQUITY
                         -------------
Balance, December 31,
  1997.................   $29,735,731
Purchase of Treasury
  Stock................    (1,961,126)
Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........       228,811
Tax benefit from
  exercise of stock
  options..............       678,505
Change in cumulative
  translation
  adjustment...........       (14,404)
Net income.............     1,097,752
                          -----------
Balance, December 31,
  1998.................    29,765,269
Purchase of Treasury
  Stock................      (521,425)
Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........       142,276
Change in cumulative
  translation
  adjustment...........       (39,829)
Net loss...............    (9,161,414)
                          -----------
Balance, December 31,
  1999.................    20,184,877
Exercise of stock
  options and issuance
  of shares through
  Employee Stock
  Purchase Plan........       282,234
Change in cumulative
  translation
  adjustment...........       (44,917)
Net loss...............    (5,531,788)
                          -----------
Balance, December 31,
  2000.................   $14,890,406
                          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         2000            1999           1998
                                                     -------------   ------------   ------------
Cash Flows from Operating Activities:
  Net (loss) income................................  $  (5,531,788)  $ (9,161,414)  $  1,097,752
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating
    activities--
    Depreciation and amortization..................        813,627      3,007,532      2,488,644
    Deferred income taxes..........................             --       (869,813)      (555,595)
    Loss on sale of AS/400 product line............             --      2,667,500             --
    Tax benefit from exercise of stock options.....             --             --        678,505
    Non-cash restructuring costs and asset
      write-off....................................        708,335      1,020,266             --
    Changes in assets and liabilities--
      Accounts receivable..........................      1,397,859      2,994,570     (1,270,151)
      Prepaid expenses and other current assets....      1,089,441        546,522       (367,577)
      Accounts payable.............................       (393,337)      (266,029)       327,740
      Accrued liabilities..........................        604,091        856,427       (418,670)
      Income taxes payable.........................             --             --       (813,101)
      Deferred revenue.............................        101,546        (15,033)       699,453
      Long-term liabilities........................             --        (38,935)       (59,474)
                                                     -------------   ------------   ------------
        Net cash (used in) provided by operating
          activities...............................     (1,210,226)       741,593      1,807,526
                                                     -------------   ------------   ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment..............       (313,852)    (1,193,804)    (1,206,151)
  Purchases of short-term investments..............   (147,915,052)   (41,735,767)   (41,409,484)
  Proceeds from sale of short-term investments.....    162,192,745     42,177,162     44,550,000
  Decrease (increase) in other assets..............          1,600       (701,302)    (1,374,077)
                                                     -------------   ------------   ------------
        Net cash provided by (used in) investing
          activities...............................     13,965,441     (1,453,711)       560,288
                                                     -------------   ------------   ------------
Cash Flows from Financing Activities:
  Net repayments on line of credit.................             --             --       (244,563)
  Payments on capital lease obligations............             --             --        (22,841)
  Net proceeds from issuance of common stock.......        282,234        142,276        228,811
  Purchase of treasury stock.......................             --       (521,425)    (1,961,126)
                                                     -------------   ------------   ------------
        Net cash provided by (used in) financing
          activities...............................        282,234       (379,149)    (1,999,719)
                                                     -------------   ------------   ------------
Exchange rate effect on cash.......................        (14,382)       (38,488)       (15,737)
                                                     -------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................     13,023,067     (1,129,755)       352,358
Cash and cash equivalents, beginning of year.......      1,576,283      2,706,038      2,353,680
                                                     -------------   ------------   ------------
Cash and cash equivalents, end of year.............  $  14,599,350   $  1,576,283   $  2,706,038
                                                     -------------   ------------   ------------

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for--
    Interest.......................................  $          --   $         --   $     10,435
                                                     =============   ============   ============
    Income taxes...................................  $          --   $         --   $  1,033,000
                                                     =============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         OMTOOL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/ server software solutions that enable secure business-to-business electronic document exchange. Omtool's products, licensed typically on a combination server/seat basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents in multiple formats. With the introduction of Genifax and Genidocs, Omtool's product solutions enable the integration of business processes that include the confirmed and secure exchange of electronic documents such as legal contracts, financial transactions and purchase order processing, in the form of electronic faxes or confirmed, secure and digitally signed e-mail. The Company predominantly does business in markets located within North America and Europe.

    The Company is subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including continued market acceptance of the Company's products, competition from substitute products and larger companies and the continued ability to manage and finance the Company's anticipated future growth. Additionally, the Company is subject to the risk that a definitive class action shareholder settlement agreement may not be executed, or, if executed, may not be approved by the federal district court in New Hampshire, and, in the event of continued litigation, the possibility of outcomes adverse to the Company.

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

    The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP 98-9 and records license revenue in accordance with the residual method as proscribed by SOP 97-2 and SOP 98-9.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement.

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

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from support contracts are recognized ratably over the term of the support period, which is generally one year.

    Service and other revenue is primarily related to implementation services performed on a time-and-material basis under separate service agreements related to the installation of the Company's software products. Service and other revenues are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized upon shipment of the software, provided services do not include customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where the license fee payment is contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

    Cost of license revenues consists of the cost of media on which the product is delivered and any related royalties. Cost of service revenues consists primarily of salaries and benefits related to consulting personnel and the customer support group.

    (C) RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

    (D) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in money market funds and commercial paper. In accordance with SFAS No. 115, ACCOUNTING FOR INVESTMENTS IN CERTAIN DEBT AND EQUITY SECURITIES, the Company's cash equivalents are classified as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost, which approximates market value.

    (E) SHORT-TERM INVESTMENTS

    As of December 31, 2000 and 1999, the Company had $3,283,708 invested in securities consisting of commercial paper and $17,587,195 invested in securities consisting of municipal bonds, respectively. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at amortized cost, which approximates market value at December 31, 2000 and 1999.

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999 due to the short-term nature of these instruments.

    (G) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using accelerated and straight-line methods over the following useful lives:

                                                                                  DECEMBER 31,
                                                                             -----------------------
ASSET CLASSIFICATION                         ESTIMATED USEFUL LIFE              2000         1999
- --------------------                ---------------------------------------  ----------   ----------
Computer equipment................               1 -- 5 years                $2,466,992   $2,650,634
Computer software.................               2 -- 3 years                 1,055,711      767,930
Furniture and equipment...........               5 -- 7 years                   893,441      706,230
Leasehold improvements............  Shorter of the life of the lease or the
                                             estimated useful life              174,464      174,464
Motor vehicles....................                  4 years                      22,429       65,733
                                                                             ----------   ----------
                                                                              4,613,037    4,364,991
Less--Accumulated depreciation and
  amortization....................                                            3,376,292    2,734,866
                                                                             ----------   ----------
                                                                             $1,236,745   $1,630,125
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

    (I) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. As of December 31, 2000, the Company has no significant off-balance sheet or credit risk concentrations, such as foreign currency exchange contracts or other hedging

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in established financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

    The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 2000:

                                                              CHARGED TO
                                              BALANCE AT    REVENUES, COSTS                            BALANCE AT
                                             BEGINNING OF         AND                                    END OF
DESCRIPTION                                      YEAR          EXPENSES       WRITE-OFFS   OTHER (1)      YEAR
- -----------                                  ------------   ---------------   ----------   ---------   ----------
ACCOUNTS RECEIVABLE RESERVE
December 31, 1998..........................   $1,245,000         100,000             --          --    $1,345,000
December 31, 1999..........................   $1,345,000         572,000             --     173,000    $2,090,000
December 31, 2000..........................   $2,090,000      (1,110,000)(2)         --          --    $  980,000

- ------------------------------
(1) The 1999 amount represents additional reserves resulting from the sale of the Company's AS/400 product line.

(2) The 2000 amount represents the reversal of reserves no longer required.

    For the years ended December 31, 2000, 1999 and 1998, no single customer accounted for greater than 10% of the Company's revenues or accounts receivable at December 31, 2000.

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

    (L) NET (LOSS) INCOME PER SHARE

    The Company reports earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Diluted weighted average shares outstanding for 2000 and 1999 exclude the potential common shares from stock options because to include them would have been anti-dilutive for the year presented. The dilutive effect of potential common shares in 1998, consisting of outstanding stock options, is determined using the

                         OMTOOL, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) treasury stock method, in accordance with SFAS No. 128. A reconciliation of basic and diluted common shares outstanding is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Weighted average number of common shares outstanding.....  12,706,044   12,600,018   12,713,169
Potential common shares pursuant to stock options........          --           --      701,789
                                                           ----------   ----------   ----------
Diluted weighted average shares..........................  12,706,044   12,600,018   13,414,958
                                                           ==========   ==========   ==========
Basic net (loss) income per share........................  $    (0.44)  $    (0.73)  $     0.09
Diluted net (loss) income per common and potential common
  share..................................................  $    (0.44)  $    (0.73)  $     0.08

    For the year ended December 31, 2000, 1999 and 1998, the calculation above excludes the potential common shares related to 1,392,013, 2,214,209 and 1,500 outstanding stock options, respectively, which have an antidilutive effect.

    (M) RECENTLY ISSUED ACCOUNTING STANDARD

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The impact of FASB Interpretation No. 44 was not material to the Company's financial position, results of operations or cash flows.

(3) COMPREHENSIVE (LOSS) INCOME

    The components of the Company's comprehensive (loss) income are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   ----------
Net (loss) income.......................................  $(5,531,788)  $(9,161,414)  $1,097,752
Foreign currency translation adjustments................      (44,917)      (39,829)     (14,404)
                                                          -----------   -----------   ----------
Comprehensive (loss) income.............................  $(5,576,705)  $(9,201,243)  $1,083,348
                                                          ===========   ===========   ==========

                         OMTOOL, LTD. AND SUBSIDIARIES

(4) ACQUISITIONS

    On February 19, 1998, the Company acquired all of the outstanding capital stock of Desktop Paging Software, Inc. ("DPSI") in exchange for 294,840 shares of Omtool common stock. DPSI develops, markets and supports wireless messaging software. This transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements include the accounts and operations of DPSI for all periods presented.

    On February 27, 1998, the Company acquired all of the outstanding capital stock of TRS Technologies, Inc. ("TRS") in exchange for 384,430 shares of Omtool common stock. TRS develops, markets and supports LAN fax and cost recovery systems for law firms. This transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements include the accounts and operations of TRS for all periods presented.

    Separate total revenues and net income (loss) amounts of the acquired entities are presented in the following table.

                                                              TWO MONTHS ENDED
                                                               FEBRUARY 1998
                                                              ----------------
Total revenues
  Omtool....................................................     $3,737,353
  TRS.......................................................        323,816
  DPSI......................................................         72,900
                                                                 ----------
                                                                 $4,134,069
                                                                 ==========

Net income (loss)
  Omtool....................................................     $ (230,451)
  TRS.......................................................        113,735
  DPSI......................................................         11,516
                                                                 ----------
                                                                 $ (105,200)
                                                                 ==========

(5) RELATED PARTY TRANSACTIONS

    On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. ("eSped") to sublease from the Company 4,500 square feet of the premises the Company is occupying at the Company's Salem, New Hampshire, headquarters. The Company's chairman, president and chief executive officer is also the chairman and chief executive officer of eSped. The lease is a tenancy at will and commences on February 1, 2001. Either party may terminate the lease with 120 days written notice to the other party. The annual amount of rent payments to be received is $36,000 plus a percentage of building maintenance charges. As a result of a check by management of comparable real estate rates, the Company believes that this sublease is on terms no less favorable to the Company than could be obtained from an unrelated third party.

                         OMTOOL, LTD. AND SUBSIDIARIES

(6) ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Accrued salaries and salary-related..................  $  927,397   $1,091,982
Accrued settlement costs.............................   1,700,000           --
Accrued restructuring charge.........................          --      783,735
Accrued professional fees............................     372,507      441,799
Other accrued expenses...............................     972,327    1,012,060
                                                       ----------   ----------
                                                       $3,972,231   $3,329,576
                                                       ==========   ==========

(7) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2000, the Company had available, subject to review and possible adjustment by the Internal Revenue Service (IRS), net operating loss carryforwards of approximately $8.5 million to be used to offset future taxable income, if any. The Company also has federal tax credits carryforwards of approximately $808,000. If not utilized, these carryforwards expire through 2020 and are subject to review and possible adjustment by the IRS. If certain ownership changes occur, as defined by
Section 382 of the Internal Revenue Code (IRC), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

    The components of the deferred tax asset are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Net operating loss carryforward......................  $2,889,000   $1,484,000
Loss on disposal of AS/400 product line..............          --    1,030,000
Research and development tax credit carryforwards....     808,000      570,000
Accrued liabilities and reserves.....................   1,721,000    1,390,000
Valuation allowance..................................  (4,159,022)  (3,215,022)
                                                       ----------   ----------
Net deferred tax asset...............................  $1,258,978   $1,258,978
                                                       ==========   ==========

    Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance relating to a portion of its deferred tax asset for which realization is uncertain.

                         OMTOOL, LTD. AND SUBSIDIARIES

    A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Income tax (benefit) provision at federal
  statutory rate..................................   (34.0)%    (34.0)%     34.0%
(Decrease) increase in tax resulting from--
  State tax (benefit) provision, net of federal
    benefit.......................................    (2.7)      (4.3)       2.7
  Non-deductible goodwill.........................      --       (3.1)       1.2
  Tax-exempt interest.............................     0.6        2.0      (15.0)
  Research and development tax credits............     2.6        1.0       (5.4)
  Difference in foreign tax rates.................    (0.5)      (0.4)      (1.0)
  Increase in valuation allowance.................    33.8       28.9       10.0
  Other...........................................     0.2        1.3        0.5
                                                     -----      -----      -----
(Benefit) provision for income taxes..............      --%      (8.6)%     27.0%
                                                     =====      =====      =====

    The (benefit) provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   2000         1999         1998
                                                 ---------   -----------   ---------
Current
  Federal......................................  $     --    $  (149,618)  $ 460,000
  State........................................        --        (37,404)    108,000
  Foreign......................................        --        535,974     394,030
                                                 ---------   -----------   ---------
                                                       --        348,952     962,030
                                                 ---------   -----------   ---------
Deferred
  Federal......................................        --    $  (470,382)  $(274,000)
  State........................................        --       (117,596)    (64,000)
  Foreign......................................        --       (618,406)   (217,594)
                                                 ---------   -----------   ---------
                                                       --     (1,206,384)   (555,595)
                                                 ---------   -----------   ---------
(Benefit) provision for income taxes...........  $     --    $  (857,432)  $ 406,435
                                                 =========   ===========   =========

    The components of domestic and foreign income (loss) before income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            2000           1999          1998
                                         -----------   ------------   ----------
Domestic...............................  $(4,966,005)  $ (9,225,310)  $1,460,354
Foreign................................     (565,783)      (793,536)      43,833
                                         -----------   ------------   ----------
                                         $(5,531,788)  $(10,018,846)  $1,504,187
                                         ===========   ============   ==========

                         OMTOOL, LTD. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY

    (A) TREASURY STOCK

    In October 1998, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 2000, the Company repurchased 851,780 shares.

    (B) RESERVED COMMON STOCK

    As of December 31, 2000, 4,508,784 shares of common stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

(9) STOCK PLANS

    (A) STOCK OPTION PLANS

    The Company's 1996 Stock Option Plan provided for the granting of options covering 1,500,000 shares of common stock. The 1996 Plan, administered by the Board of Directors, allows for the granting of "incentive stock options" within the meaning of the IRC of 1986, as amended, and nonqualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

    The Company's 1997 Stock Plan (the 1997 Plan) provides for the issuance of Common Stock pursuant to the grant to employees of "incentive stock options" within the meaning of the IRC of 1986, as amended, and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of Common Stock which may be issued pursuant to the 1997 Plan is 4,300,000.

                         OMTOOL, LTD. AND SUBSIDIARIES

(9) STOCK PLANS (CONTINUED)
    The following is a summary of all stock option activity:

                                                                                            WEIGHTED
                                                      NUMBER OF      EXERCISE PRICE         AVERAGE
                                                        SHARES          PER SHARE        EXERCISE PRICE
                                                      ----------   -------------------   --------------
Outstanding, December 31, 1997......................   1,331,954       0.25-12.13             1.94
  Granted...........................................     709,900       2.63-11.88             9.91
  Exercised.........................................    (480,284)       0.25-8.25             0.43
  Canceled..........................................    (185,622)      0.25-12.13             5.55
                                                      ----------   -------------------       -----
Outstanding, December 31, 1998......................   1,375,948        0.25-9.00             3.00
  Granted...........................................   1,794,500        2.00-4.38             3.25
  Exercised.........................................    (417,114)       0.25-1.85             0.26
  Canceled..........................................    (539,125)       1.85-4.88             4.63
                                                      ----------   -------------------       -----
Outstanding, December 31, 1999......................   2,214,209        0.25-9.00             3.32
  Granted...........................................     892,104        0.91-2.88             2.52
  Exercised.........................................    (127,225)       1.85-2.94             1.94
  Canceled..........................................  (1,587,075)       1.85-9.00             3.42
                                                      ----------   -------------------       -----
Outstanding, December 31, 2000......................   1,392,013       $0.25-$5.50           $2.82
                                                      ==========   ===================       =====
Exercisable, December 31, 2000......................     269,059       $0.25-$5.50           $3.32
                                                      ==========   ===================       =====
Exercisable, December 31, 1999......................     314,908       $0.25-$9.00           $3.65
                                                      ==========   ===================       =====
Exercisable, December 31, 1998......................     270,341       $0.25-$9.00           $1.45
                                                      ==========   ===================       =====

    At December 31, 2000, options to purchase 3,253,101 shares of commons stock were available for future grants under the 1997 Plan.

    The range of exercise prices for options outstanding and options exercisable at December 31, 2000 are as follows:

                                  OPTIONS OUTSTANDING
                             ------------------------------
                                               WEIGHTED                               OPTIONS EXERCISABLE
                                               AVERAGE                           ------------------------------
                               OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
 ------------------------    -----------   ----------------   ----------------   -----------   ----------------
           $0.25                 15,334           5.0              $0.25            15,334          $0.25
           0.91                  43,500           9.6                .91                --             --
         1.85-2.75              780,704           9.2               2.30           119,350           2.15
         2.88-3.63              271,625           9.0               2.91             3,125           3.54
         4.38-5.50              280,850           7.8               4.63           131,250           4.74
                              ---------           ---              -----           -------          -----
                              1,392,013           8.8              $2.82           269,059          $3.32
                              =========           ===              =====           =======          =====

    (B) 1997 EMPLOYEE STOCK PURCHASE PLAN

    The 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) provides for the issuance of a maximum of 200,000 shares of Common Stock pursuant to the exercise of nontransferable options granted

                         OMTOOL, LTD. AND SUBSIDIARIES

(9) STOCK PLANS (CONTINUED)
to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the six-month purchase period. As of December 31, 2000, 38,975 shares had been issued under the plan.

    (C) STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and FASB Interpretation No. 44, and follows the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 2000, 1999 and 1998 had a weighted average fair value of $1.65, $2.10 and $3.52, respectively. The weighted average assumptions are as follows:

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Risk-free interest rate..........................     6.25%      5.38%      5.34%
Volatility.......................................     85.0%      85.0%      80.0%
Expected dividend yield..........................       --         --         --
Expected lives...................................  4 Years    4 Years    4 Years

    The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock would be as follows:

                                                 YEAR ENDED DECEMBER 31
                                          -------------------------------------
                                             2000           1999         1998
                                          -----------   ------------   --------
Net (loss) income, pro forma............  $(6,500,733)  $(10,176,029)  $139,582
Net (loss) income per share, pro forma
Basic...................................       $(0.51)        $(0.81)     $0.01
Diluted.................................       $(0.51)        $(0.81)     $0.01

(10) 401(K) AND PROFIT-SHARING PLAN

    The Company's 401(k) and profit-sharing plan (the "Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $60,000, $178,000 and $169,000 to the Profit-Sharing Plan for the years ended December 31, 2000, 1999 and 1998, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2000, 1999 and 1998 the Company made no additional discretionary contributions.

                         OMTOOL, LTD. AND SUBSIDIARIES

(11) LEASE COMMITMENTS

    The Company leases certain equipment and its office facility under operating leases that expire at various times through May 2005.

    Future minimum lease payments under these leases at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001.................................                $348,000
2002.................................                 345,000
2003.................................                 141,000
2004.................................                 115,000
2005.................................                  31,000
                                                     --------
                                                     $980,000
                                                     ========

    Rent expense included in the accompanying statements of operations was approximately $568,000, $595,000 and $623,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(12) SEGMENT AND GEOGRAPHIC INFORMATION

    To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131.

    Total revenues from international sources were approximately $3.1 million, $6.7 million and $6.5 million in 2000, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 2000, 1999 and 1998:

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2000          1999          1998
                                                             -----------   -----------   -----------
Total revenues (1)
  United States............................................  $13,835,107   $20,416,251   $24,603,267
  United Kingdom...........................................    1,399,838     3,682,532     3,655,705
  Other North America......................................      789,247       717,861     1,108,917
  Other Europe.............................................      490,761     1,648,186     1,466,731
  Latin America/Pacific Rim................................       53,076       486,799       122,244
  Middle East/Far East.....................................      308,209        84,220       116,490
  Australia................................................       30,779        50,668        38,830
                                                             -----------   -----------   -----------
                                                             $16,907,017   $27,086,517   $31,112,184
                                                             ===========   ===========   ===========
Long-lived assets (2)
  North America............................................  $ 1,154,219   $ 2,239,778   $ 2,673,211
  Europe...................................................       96,951       238,525     4,165,618
                                                             -----------   -----------   -----------
                                                             $ 1,251,170   $ 2,478,303   $ 6,838,829
                                                             ===========   ===========   ===========

- --------------------------

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

                         OMTOOL, LTD. AND SUBSIDIARIES

(13) RESTRUCTURING COSTS AND ASSET WRITE-OFF

   In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), and SEC Staff Accounting Bulletin SAB No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES. The nonrecurring charge included severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, twelve persons in general and administrative and three persons in research and development. The balance of this charge included a write-down of assets associated with the closure of the Company's Florida facility.

    In the fourth quarter of 1999, the Company announced a restructuring of certain of its operations and recorded a nonrecurring pretax charge of $1,866,666 in accordance with EITF 94-3 and SAB No. 100. The nonrecurring charge included severance-related costs and an asset write-off charge. The severance-related costs were associated with a workforce reduction, primarily in the Company's Salem, New Hampshire, and European operations, of approximately three persons in sales, two persons in research and development, three persons in support and one person in general and administrative.

    During 1998, the Company acquired a perpetual license to utilize certain patented fax technology which was capitalized and was being amortized over its estimated useful life of five years. During 1999, the Company determined that the carrying value of this asset should be reduced to reflect its impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and has included such impairment totaling approximately $1.0 million within the charges described above. The carrying value was reduced based upon an undiscounted cash flow analysis reflecting the Company's future product plans, in which this patented technology is no longer expected to be utilized.

    In the fourth quarter of 2000, in accordance with SFAS No. 121, the Company assessed the carrying value of an investment and determined that an impairment charge of $708,335 was required to write the asset down to fair value.

    The components of the restructurings and asset write-offs in 2000 and 1999 are as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                          2000         1999
                                                        ---------   -----------
Employee severance, benefits and related costs........  $     --    $1,864,000
Asset write-off.......................................   708,335     1,020,266
Lease termination and relocation costs................        --        60,400
Other.................................................        --        50,000
                                                        --------    ----------
                                                        $708,335    $2,994,666
                                                        ========    ==========

                         OMTOOL, LTD. AND SUBSIDIARIES

(13) RESTRUCTURING COSTS AND ASSET WRITE-OFF (CONTINUED)
    The rollforward of the reserve is as follows:

                                         BALANCE AT                  ASSET      SEVERANCE    BALANCE AT
                                        BEGINNING OF               IMPAIRMENT   AND OTHER      END OF
DESCRIPTION                                 YEAR       PROVISION   WRITE-OFFS    PAYMENTS       YEAR
- -----------                             ------------   ---------   ----------   ----------   ----------
RESTRUCTURING RESERVE
December 31, 1999.....................    $     --     2,994,666   (1,020,266)  (1,190,665)   $783,735
December 31, 2000.....................    $783,735       708,335     (708,335)    (783,735)   $     --

(14) (RECOVERY) LOSS ON DISPOSAL OF AS/400 PRODUCT LINE

    On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third-party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

    The components of the loss from the sale of the AS/400 Assets during 1999 are as follows:

Consideration received for assets sold......................  $ (600,000)
Less--Reserve for proceeds receivable.......................     450,000
                                                              ----------
Net Proceeds................................................    (150,000)
Carrying value of assets sold, net of deferred taxes........   2,644,500
Additional reserve required for AS/400 receivables not
  sold......................................................     173,000
                                                              ----------
Loss on sale of AS/400 product line.........................  $2,667,500
                                                              ==========

    The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000, respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000.

(15) LITIGATION

    On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company. As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit. The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The settlement is subject to negotiation and execution of a definitive settlement agreement, and final approval by the federal district court in New Hampshire (the "Court"). There can be no assurances, however, that the settlement will be consummated or approved by the Court. The Company continues to believe that the lawsuit is without merit, and, in the event the settlement is not consummated or approved, the Company intends to continue defending the lawsuit vigorously.

                         OMTOOL, LTD. AND SUBSIDIARIES

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                          YEAR ENDED DECEMBER 31, 2000
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
Total revenues................................  $4,527,413   $4,020,720   $4,319,433   $4,039,451
Gross profit..................................   2,551,707    2,399,789    2,136,025    2,213,210
Net loss......................................  (1,685,154)    (930,381)    (525,778)  (2,390,475)
Net loss per share
  Basic and diluted...........................  $    (0.13)  $    (0.07)  $    (0.04)  $    (0.19)

                                                          YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
Total revenues................................  $7,412,988   $6,604,765   $7,002,716   $6,066,048
Gross profit..................................   5,344,139    4,293,508    4,481,387    3,302,462
Net loss......................................    (771,029)  (1,204,264)    (684,822)  (6,501,299)
Net loss per share
  Basic and diluted...........................  $    (0.06)  $    (0.09)  $    (0.05)  $    (0.52)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
- ---------------------   ------------------------------------------------------------
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

        10.2            1997 Stock Plan, as amended (filed as Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8, No. 333-91659
                        and incorporated herein by reference)

        10.3            1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        10.4            Lease dated November 26, 1997 between H.J. Brooks Limited
                        Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)

        10.5 Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                        333-29397 and incorporated herein by reference)

        10.6 Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company

        10.7 Consulting Agreement dated as of December 31, 1999, by and between Martin Schultz and the Company

        10.8            Letter dated December 31, 1999 from the Company to Martin
                        Schultz

        10.9            Letter dated December 14, 1999 from the Company to Robert L.
                        Voelk

        10.10           Letter dated July 19, 2000 from the Company to Robert L.
                        Voelk

        21              Subsidiaries of the Company

        23              Consent of Arthur Andersen LLP