Form 10-Q
period 2001-03-31
OMTOOL LTD
filed 2001-05-14
CIK 1020579

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                              Yes /X/    No / /

There were 12,751,263 shares of the Company's Common Stock, par value $0.01, outstanding on May 11, 2001.

===============================================================================

                          OMTOOL, LTD. AND SUBSIDIARIES

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001
                                    CONTENTS

 ITEM NUMBER                                                                               PAGE
 PART I: FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December
              31, 2000                                                                       3
           Consolidated Statements of Operations for the three months ended March 31,
              2001 and 2000 (Unaudited)                                                      4
           Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000 (Unaudited)                                           5
           Notes to Consolidated Financial Statements                                        6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        18

 PART II: OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                                  19

 Signatures                                                                                 20

                          OMTOOL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 2001                   2000
                                                                           ------------------     ------------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  17,489,325          $  14,599,350
   Short-term investments                                                                -              3,283,708
   Accounts receivable, less reserves of $800,000 and $980,000 in 2001
     and 2000, respectively                                                      1,333,377              1,563,373
   Prepaid expenses and other current assets                                       486,156                506,187
   Deferred tax asset                                                            1,258,978              1,258,978
                                                                           ---------------        ---------------
         Total current assets                                                   20,567,836             21,211,596

Property and equipment, net                                                      1,112,186              1,236,745

Other assets, net                                                                   13,962                 14,425
                                                                           ---------------        ---------------
         Total assets                                                        $  21,693,984           $ 22,462,766
                                                                           ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    522,118           $    633,413
   Accrued liabilities                                                           3,729,255              3,972,231
   Deferred revenue                                                              3,249,347              2,966,716
                                                                           ---------------        ---------------
         Total current liabilities                                               7,500,720              7,572,360
                                                                           ---------------        ---------------
Contingencies (Note 5)

Stockholders' equity:
   Preferred Stock, $.01 par value--
     Authorized-- 2,000,000; Issued and outstanding-- none                               -                      -
   Common Stock, $.01 par value--
     Authorized-- 35,000,000; Issued--
     13,009,372 shares                                                             130,093                130,093
   Additional paid-in capital                                                   32,051,948             32,074,193
   Accumulated deficit                                                         (17,160,502)           (16,443,798)
   Treasury Stock (258,109 shares and 272,144 shares at cost                      (738,496)              (778,636)
     respectively)
   Cumulative translation adjustment                                               (89,779)               (91,446)
                                                                           ---------------        ---------------
         Total stockholders' equity                                             14,193,264             14,890,406
                                                                           ---------------        ---------------
         Total liabilities and stockholders' equity                          $  21,693,984           $ 22,462,766
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

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                    2001             2000
                                                                    ----             ----
Revenues:
   Software license                                           $     1,340,548   $     1,768,752
   Hardware                                                           835,986           952,611
   Service and other                                                1,737,902         1,806,050
                                                              ---------------   ---------------
         Total revenues                                             3,914,436         4,527,413
                                                              ---------------   ---------------
Cost of revenues:
   Software license                                                   139,292           114,742
   Hardware                                                           555,059           760,376
   Service and other                                                1,158,418         1,100,588
                                                              ---------------   ---------------
         Total cost of revenues                                     1,852,769         1,975,706
                                                              ---------------   ---------------
         Gross profit                                               2,061,667         2,551,707
                                                              ---------------   ---------------
Operating expenses:
   Sales and marketing                                              1,406,853         2,112,206
   Research and development                                           857,440         1,154,408
   General and administrative                                         765,642         1,216,592
                                                              ---------------   ---------------
         Total operating expenses                                   3,029,935         4,483,206
                                                              ---------------   ---------------
         Loss from operations                                        (968,268)       (1,931,499)

Interest income                                                       251,564           246,345
                                                              ---------------   ---------------
         Net loss                                             $      (716,704)  $    (1,685,154)
                                                              ===============   ===============
Net loss per share
         Basic and Diluted                                    $         (0.06)  $         (0.13)
                                                              ===============   ===============
Weighted average number of common shares outstanding
         Basic and Diluted                                         12,750,015        12,635,999
                                                              ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                    2001            2000
                                                                                    ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                       $ (716,704)    $(1,685,154)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                   176,619         324,487
     Changes in assets and liabilities-
       Accounts receivable                                                           206,252         811,108
       Prepaid expenses and other current assets                                     (29,968)       (112,625)
       Accounts payable                                                             (101,762)        216,180
       Accrued liabilities                                                          (182,598)       (749,727)
       Deferred revenue                                                              305,222        (346,460)
                                                                                ------------   -------------
              Net cash used in operating activities                                 (342,940)     (1,542,191)
                                                                                ------------   -------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                               (57,038)       (221,225)
   Purchases of short-term investments                                           (27,719,490)    (51,852,626)
   Proceeds from sale of short-term investments                                   31,000,000      52,538,206
   Decrease in other assets                                                              463          72,433
                                                                                ------------   -------------
              Net cash provided by investing activities                            3,223,936         536,788
                                                                                ------------   -------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                                         17,895         236,914
                                                                                ------------   -------------
Foreign exchange effect on cash                                                       (8,916)        (10,426)
                                                                                ------------   -------------
Net increase (decrease) in cash and cash equivalents                               2,889,975        (778,915)
Cash and cash equivalents, beginning of period                                    14,599,350       1,576,283
                                                                                ------------   -------------
Cash and cash equivalents, end of period                                         $17,489,325   $     797,368
                                                                                ============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          OMTOOL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the "Company" or "Omtool") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     (b)  SHORT-TERM INVESTMENTS

      As of December 31, 2000, the Company had $3,283,708 invested in securities consisting of commercial paper. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at cost, which approximates market value at December 31, 2000.

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

      (d) NET LOSS PER COMMON SHARE

         The Company reports earnings per share in accordance with SFAS No. 128. Diluted weighted average shares outstanding of 12,750,015 and 12,635,999 for the three months ended March 31, 2001 and 2000, respectively, exclude the potential common shares related to 1,989,388 and 2,069,908 outstanding stock options as of March 31, 2001 and 2000, respectively, because to include them would have been antidilutive for the period presented.

(3)      COMPREHENSIVE INCOME (LOSS)

      The components of the Company's comprehensive loss are as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         --------------------------
                                           2001            2000
                                       ------------    ------------
       Net loss                        $   (716,704)   $(1,685,154)
       Foreign currency translation
         adjustments                          1,667         (5,280)
                                       ------------    -----------
       Comprehensive  loss             $   (715,037)   $(1,690,434)
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

    Total revenues from international sources were approximately $597,000 and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                          --------------------------
     Total revenues (1)                      2001           2000
                                          -----------     ----------
     United States                         $ 3,317,357    $ 3,282,871
     United Kingdom                            209,860        666,367
     Other North America                       265,610        212,107
     Other Europe                               59,354        305,458
     Latin America / Pacific Rim                17,024         10,987
     Middle East / Far East                     36,496         41,175
     Australia                                   8,735          8,448
                                           -----------    -----------
                                           $ 3,914,436    $ 4,527,413
                                           ===========    ===========

                                           MARCH 31,     DECEMBER 31,
     Long-lived assets (2)                   2001           2000
                                           -----------  -------------
     North America                         $ 1,038,090    $ 1,154,219
     Europe                                     88,058         96,951
                                           -----------  -------------
                                           $ 1,126,148     $1,251,170
                                           ===========  =============

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(5)      LITIGATION

       On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company. As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit. The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The settlement is subject to negotiation and execution of a definitive settlement agreement, and final approval by the federal district court in New Hampshire (the "Court"). There can be no assurances, however, that the settlement will be consummated or approved by the Court. The Company continues to believe that the lawsuit is without merit, and, in the event the settlement is not consummated or approved, the Company intends to continue defending the lawsuit vigorously. The Company accrued for its portion of the settlement as of December 31, 2000.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission on April 2, 2001.

OVERVIEW

         Omtool, Ltd. ("Omtool" or the "Company") designs, develops, markets and supports open, client/server software solutions that enable secure business-to-business electronic document exchange. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Genidocs product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. Omtool's Fax Sr., LegalFax and Genifax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues is derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

         The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 8% and 23% of the Company's total revenues for the three months ended March 31, 2001 and 2000, respectively.

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

         Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. The Company intends to pursue sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 43% and 61% of the Company's total revenues for the three months ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                            Three months ended
                                                March 31,
                                        ---------------------------
                                          2001          2000
                                          ----          ----
Revenues:
   Software license                           34.2%        39.1%
   Hardware                                   21.4         21.0
   Service and other                          44.4         39.9
                                            ------       ------
      Total revenues                         100.0        100.0
                                            ------       ------
Cost of revenues:
   Software license                            3.6          2.5
   Hardware                                   14.2         16.8
   Service and other                          29.6         24.3
                                            ------       ------
      Total cost of revenues                  47.4         43.6
                                            ------       ------
Gross profit                                  52.6         56.4
                                            ------       ------
Operating expenses:
   Sales and marketing                        35.9         46.6
   Research and development                   21.9         25.5
   General and administrative                 19.6         26.9
                                            ------       ------
      Total operating expenses                77.4         99.0
                                            ------       ------
Loss from operations                         (24.8)       (42.6)
Interest income                                6.4          5.4
                                            ------       ------
Net loss                                     (18.4)%      (37.2)%
                                            ======       ======
Gross profit:
   Software license                           89.6%        93.5%
   Hardware                                   33.6         20.2
   Service and other                          33.3         39.1

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

TOTAL REVENUES. The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $3.9 million and $4.5 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 14%.

SOFTWARE LICENSE. The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product. Software license revenues were $1.3 million for the three months ended March 31, 2001 and $1.8 million for the three months ended March 31, 2000, representing a decrease of 24%. Software license revenues accounted for 34% and 39% of total revenues for each respective period. The decline in software license revenue can be attributed to a softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues. The Company did not recognize a significant amount of revenue from its Genidocs or Genifax products.

HARDWARE. Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $836,000 for the three months ended

March 31, 2001 and $953,000 for the three months ended March 31, 2000, representing a decrease of 12%. Hardware revenues accounted for 21% of total revenues for each respective period. The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the first quarter of 2001 resulting in a decrease in accompanying hardware sales.

SERVICE AND OTHER. Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.7 million for the three months ended March 31, 2001 and $1.8 million for the three months ended March 31, 2000, representing a decrease of 4%. Service and other revenues accounted for 44% and 40% of total revenues for each respective period. The decrease in service and other revenues is due to the decrease in software license revenues and the resulting decrease in new service revenues that generally accompany new software license sales. This decrease is offset by an increase in support renewals from the Company's growing installed customer base. This results in an increase in support renewals as a percent of total revenues.

COST OF REVENUES

SOFTWARE LICENSE. Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media, and product duplication. Cost of software license revenues was $139,000 and $115,000 for the three months ended March 31, 2001 and 2000, respectively, representing 10% and 6% of software license revenues for each respective period. Software license gross margin percentages decreased to 90% for the three months ended March 31, 2001 from 94% for the three months ended March 31, 2000. The decrease in gross margin is due to increased product duplication costs.

HARDWARE. Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $555,000 and $760,000 for the three months ended March 31, 2001 and 2000, respectively, representing 66% and 80% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products and a decrease in hardware sales. The gross margin percentage for hardware sales increased to 34% for the three months ended March 31, 2001 from 20% in the same period in 2000. The gross margin increase is due mainly to the write-off of obsolete third-party hardware that occurred in 2000 but not in 2001.

SERVICE AND OTHER. Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $1.2 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively, representing 67% and 61% of service and other revenues for each respective period. The gross margin percentage for service and other revenues decreased to 33% for the three months ended March 31, 2001, compared to 39% in the same period in 2000. The decrease in gross margin and the increase in the dollar amount of cost of service and other revenues was due primarily to the hiring of incremental personnel to support growth in the customer base.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars, and related communication costs. Sales and marketing expenses were $1.4 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively, or 36% and 47% of total revenues for each respective period. The decrease in dollar amount and as a percent of total revenues was due to a decrease in commissions paid as a result of lower sales levels as well as fewer marketing expenditures in 2001. The Company expects sales and marketing expenses are likely to increase in absolute terms due to new product introductions.

RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $857,000 for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000, representing 22% and 26% of total revenues for each respective period. The decrease in the expense and in the expense as a percent of revenue was due to a fewer number of employees in the research and development department.

The Company expects research and development expenses will increase in both absolute terms and as a percentage or revenues with the enhancement of the new electronic document exchange products and as other new products are developed.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $766,000 and $1.2 million for the three months ended March 31, 2001 and 2000, respectively, or 20% and 27% of total revenues for each respective period. The decrease in dollar amount and as a percent of total revenues is due to the fewer numbers of executive level personnel and the overhead costs associated with supporting such personnel. The Company expects general and administrative expenses are likely to remain consistent in absolute terms.

INTEREST INCOME. Interest income consists principally of interest income earned on excess cash. Interest income was $252,000 for the three months ended March 31, 2001 and $246,000 for the three months ended March 31, 2000, due primarily to interest income earned on excess cash. The moderate increase is due to changes in principal balances and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At March 31, 2001, the Company had cash and cash equivalents of $17.5 million and working capital of $13.0 million.

         The Company's operating activities used cash of $343,000 and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used during the three months ended March 31, 2001 consisted primarily of a net loss from operations and decreases in accounts payable and accrued liabilities offset by a decrease to accounts receivable and an increase in deferred revenue. Net cash provided during the three months ended March 31, 2000 resulted from a net loss from operations and decreases in accrued liabilities and deferred revenue offset by depreciation and amortization and a decrease in accounts receivable.

         Investing activities provided cash of $3.2 million and $537,000 during the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 and 2000, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by proceeds from the sale of short-term investments.

         Financing activities provided cash of $18,000 and $237,000 for the three months ended March 31, 2001 and 2000, respectively, due primarily to the net proceeds from the issuance of common stock.

         At March 31, 2001, the Company did not have any material commitments for capital expenditures.

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

PRODUCT CONCENTRATION. To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in March 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. To date, the Company has not recognized a significant amount of revenues from its Genidocs and Genifax products. The Company expects that Genidocs may account for an increasing portion of future revenues. However, there can be no assurances that Genidocs will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

FUTURE OPERATING RESULTS UNCERTAIN. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company does not believe that prior growth rates are sustainable or indicative of future operating results. In the years ended December 31, 1999 and 2000 and the quarter ended March 31, 2001, the Company had operating loses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company's limited operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses, primarily sales and marketing, are expected to continue and, together with pricing pressures, may result in a decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. As the Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, the Company has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. In addition, the Company's future operating results are subject to the risk that a definitive class action shareholder settlement agreement may not be executed, or, if executed, may not be approved by the federal district court in New Hampshire, and, in the event of continued litigation, the possibility of outcomes adverse to the Company. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT and Windows 2000 operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

         The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company intends to provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express, UPS or the U.S. Postal Service. The Company's solution is also an alternative to general purpose e-mail applications and services. In the area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage. Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

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

ABILITY TO MANAGE GROWTH. The Company has expanded its operations and anticipates that expansion will be required in order to address potential market opportunities. The Company anticipates that it will continue to increase the size of its sales and marketing and research and development as necessary. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. A key element of the Company's strategy is to continue to increase its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully expand international sales, the Company will need to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. The Company has a sales office outside of the United States. Such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of March 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2001. Currently the Company does not engage in foreign currency hedging activities.

PART II                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                None

(b)      Reports on Form 8-K

                None

                                  OMTOOL, LTD.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OMTOOL, LTD.

May 14, 2001               By: /s/ Kira A. Nelson
                               --------------------------------------------
                               Kira A. Nelson
                               Chief Financial Officer, Secretary and Treasurer