Form 10-Q
period 2001-06-30
OMTOOL LTD
filed 2001-08-13
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File Number 0-22871

OMTOOL, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0447481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8A Industrial Way, Salem, NH	03079
(Address of Principal Executive Offices)	(Zip Code)

(603) 898-8900
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

There were 12,758,225 shares of the Company’s Common Stock, par value $0.01, outstanding on August 10, 2001.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2001
CONTENTS

Item Number

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000
Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II:	OTHER INFORMATION

Item 1.	Litigation

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,999,642	$14,599,350
Short-term investments	-	3,283,708
Accounts receivable, less reserves of $745,000 and $980,000 in 2001 and 2000, respectively	1,062,992	1,563,373
Prepaid expenses and other current assets	430,032	506,187
Deferred tax asset	1,225,350	1,258,978

Total current assets	17,718,016	21,211,596

Property and equipment, net	1,008,112	1,236,745

Other assets, net	13,962	14,425

Total assets	$18,740,090	$22,462,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736,131	$633,413
Accrued liabilities	1,704,281	3,972,231
Deferred revenue	3,231,194	2,966,716

Total current liabilities	5,671,606	7,572,360

Contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, $.01 par value —
Authorized — 2,000,000; Issued and outstanding — none	-	-
Common Stock, $.01 par value —
Authorized — 35,000,000; Issued — 13,009,372 shares	130,093	130,093
Additional paid-in capital	32,051,948	32,074,193
Accumulated deficit	(18,276,430)	(16,443,798)
Treasury Stock (268,154 shares and 272,144 shares at cost respectively)	(748,761)	(778,636)
Cumulative translation adjustment	(88,366)	(91,446)

Total stockholders’ equity	13,068,484	14,890,406

Total liabilities and stockholders’ equity	$18,740,090	$22,462,766

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Software license	$1,230,726	$1,439,472	$2,571,274	$3,208,224
Hardware	714,881	947,237	1,550,867	1,899,848
Service and other	1,855,011	1,634,011	3,592,913	3,440,061

Total revenues	3,800,618	4,020,720	7,715,054	8,548,133

Cost of revenues:
Software license	81,497	70,445	220,789	185,187
Hardware	435,528	509,123	990,587	1,269,499
Service and other	1,183,854	1,041,363	2,342,272	2,141,951

Total cost of revenues	1,700,879	1,620,931	3,553,648	3,596,637

Gross profit	2,099,739	2,399,789	4,161,406	4,951,496

Operating expenses:
Sales and marketing	1,670,525	1,752,179	3,077,378	3,864,385
Research and development	840,371	986,867	1,697,811	2,141,275
General and administrative	883,031	1,018,459	1,648,673	2,235,051
Gain on sale of AS/400 product line	---	(150,000)	---	(150,000)

Total operating expenses	3,393,927	3,607,505	6,423,862	8,090,711

Loss from operations	(1,294,188)	(1,207,716)	(2,262,456)	(3,139,215)

Interest income	178,260	277,335	429,824	523,680

Net loss	$(1,115,928)	$(930,381)	$(1,832,632)	$(2,615,535)

Net loss per share
Basic and Diluted	$(0.09)	$(0.07)	$(0.14)	$(0.21)

Weighted average number of common shares outstanding
Basic and Diluted	12,747,484	12,720,561	12,748,750	12,678,280

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(1,832,632)	$(2,615,535)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	368,731	440,061
Deferred taxes	33,628	-
Changes in assets and liabilities–
Accounts receivable	473,492	1,681,869
Prepaid expenses and other current assets	22,927	514,526
Accounts payable	113,513	(475,593)
Accrued liabilities	(2,232,967)	(636,295)
Deferred revenue	290,061	(319,745)

Net cash used in operating activities	(2,763,248)	(1,410,712)

Cash Flows from Investing Activities:
Purchases of property and equipment	(145,735)	(273,241)
Purchases of short-term investments	(55,419,914)	(100,796,038)
Proceeds from sale of short-term investments	58,700,000	101,692,745
Decrease in other assets	463	143,266

Net cash provided by investing activities	3,134,814	766,732

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	17,895	256,172
Purchases of treasury stock	(10,265)	-

Net cash provided by financing activities	7,630	256,172

Foreign exchange effect on cash	21,096	3,555

Net increase (decrease) in cash and cash equivalents	400,292	(384,253)

Cash and cash equivalents, beginning of period	14,599,350	1,576,283

Cash and cash equivalents, end of period	$14,999,642	$1,192,030

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)        Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)        Summary of Significant Accounting Policies

(a)        Cash and Cash Equivalents

             The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash equivalents consist primarily of investments in money market funds.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Investments in Certain Debt and Equity Securities, the Company’s cash equivalents are classified as held-to-maturity securities.

 (b)       Foreign Currency Translation

             The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation.  Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and revenues and expenses are translated at the average exchange rates during the period.  All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

 (c)       Net Loss per Common Share

             The Company reports earnings per share in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three and six months ended June 30, 2001 and June 30, 2000 exclude the potential common shares related to 1,906,263 and 2,115,534, respectively outstanding stock options because to include them would have been antidilutive for the periods presented.

(3)        Comprehensive Income (Loss)

             The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(1,115,928)	$(930,381)	$(1,832,632)	$(2,615,535)
Foreign currency translation adjustments	1,413	(15,131)	3,080	(20,411)

Comprehensive loss	$(1,114,515)	$(945,512)	$(1,829,552)	$(2,635,946)

(4)        Segment and Geographic Information

               To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131.

             Total revenues from international sources were approximately $603,000 and $1.2 million for the three months and six months ended June 30, 2001, respectively and $555,000 and $1.8 million for the three months and six months ended June 30, 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,

Total revenues (1)	2001	2000	2001	2000

United States	3,197,426	$3,465,501	$6,514,782	$6,748,373
United Kingdom	298,464	200,916	508,324	866,176
Other North America	191,247	234,349	456,857	447,565
Other Europe	99,953	86,582	159,307	380,701
Latin America / Pacific Rim	3,003	11,870	20,027	23,340
Middle East / Far East	10,526	20,007	47,022	72,037
Australia	-	1,495	8,735	9,941

	$3,800,618	$4,020,720	$7,715,054	$8,548,133

	June 30,	December 31,
Long-lived assets (2)	2001	2000

North America	$945,445	$1,154,219
Europe	76,629	96,951

	$1,022,074	$1,251,170

(1)	Revenues are attributed to geographic regions based on location of customer.
(2)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(5)        Litigation

             On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company.  As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit.  On June 28, 2001, the parties filed a definitive settlement agreement with the United States District Court for the District of New Hampshire (the “Court”) and, on July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement and set October 23, 2001, as the date for the hearing on final approval of the settlement.  The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million.  The Company accrued its portion of the settlement as of December 31, 2000.  The Company continues to believe that the lawsuit is without merit, and, in the event the settlement is not finally approved by the Court, the Company intends to continue defending the lawsuit vigorously.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to the Company’s Annual Report on Form 10-K as filed with the Securities Exchange Commission on April 2, 2001.

Overview

             Omtool, Ltd. (“Omtool” or the “Company”) designs, develops, markets and supports open, client/server software solutions that enable secure business-to-business electronic document exchange. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Genidocs product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. Omtool's Fax Sr., LegalFax and Genifax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues is derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

             The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 10% and 16% of the Company's total revenues for the six months ended June 30, 2001 and 2000, respectively.

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

             Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. The Company intends to pursue sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 43% and 63% of the Company's total revenues for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations

             The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Software license	32.4%	35.8%	33.3%	37.6%
Hardware	18.8	23.6	20.1	22.2
Service and other	48.8	40.6	46.6	40.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	2.1	1.7	2.9	2.1
Hardware	11.5	12.7	12.8	14.9
Service and other	31.2	25.9	30.4	25.1

Total cost of revenues	44.8	40.3	46.1	42.1

Gross profit	55.2	59.7	53.9	57.9

Operating expenses:
Sales and marketing	44.0	43.6	39.9	45.2
Research and development	22.1	24.5	22.0	25.0
General and administrative	23.2	25.3	21.3	26.1
Gain on sale of AS/400 product	----	(3.7)	----	(1.7)

Total operating expenses	89.3	89.7	83.2	94.6

Loss from operations	(34.1)	(30.0)	(29.3)	(36.7)
Interest income	4.7	6.9	5.6	6.1

Net loss	(29.4)%	(23.1)%	(23.7)%	(30.6)%

Gross profit:
Software license	93.4%	95.1%	91.4%	94.2%
Hardware	39.1	46.3	36.1	33.2
Service and other	36.2	36.3	34.8	37.7

Three Months Ended June 30, 2001 and 2000

Revenues

Total Revenues.  The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $3.8 million and $4.0 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 5%.

Software License.  The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product.  Software license revenues were $1.2 million for the three months ended June 30, 2001 and $1.4 million for the three months ended June 30, 2000, representing a decrease of 15%.  Software license revenues accounted for 32% and 36% of total revenues for each respective period.  The decline in software license revenues can be attributed to a number of factors which include softness in demand for enterprise fax solutions along with longer customer purchasing cycles typical of Fortune 500 customers and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases.  The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.  The Company did not recognize a significant amount of revenue from its Genidocs products.

Hardware.  Hardware revenues are derived from the resale of third–party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $715,000 for the three months ended June 30, 2001 and $947,000 for the three months ended June 30, 2000, representing a decrease of 25%. Hardware revenues accounted for 19% and 24% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the second quarter of 2001 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.9 million for the three months ended June 30, 2001 and $1.6 million for the three months ended June 30, 2000, representing an increase of 14%. Service and other revenues accounted for 49% and 41% of total revenues for each respective period. The increase in service and other revenues is due to the increase in support renewals from the Company’s increased installed customer base, resulting in an increase in service and other revenues as a percentage of total revenues.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third–party software products, product media, and product duplication.  Cost of software license revenues was $81,000 and $70,000 for the three months ended June 30, 2001 and 2000, respectively, representing 7% and 5% of software license revenues for each respective period.  Software license gross margin percentages decreased to 93% for the three months ended June 30, 2001 from 95% for the three months ended June 30, 2000.  The decrease in gross margin is due to increased product duplication costs and increased royalty payments due to increased sales of product with associated royalty payments.

Hardware.  Cost of hardware revenues consists primarily of the costs of third–party hardware products. Cost of hardware revenues was $436,000 and $509,000 for the three months ended June 30, 2001 and 2000, respectively, representing 61% and 54% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products.  The gross margin percentage for hardware sales was 39% and 46% for the three months ended June 30, 2001 and 2000, respectively. The gross margin decrease is due mainly to a change in the mix of the particular hardware products sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service–related expenses.  Cost of service and other revenues was $1.2 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, representing 64% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues was 36% for each of the three month periods ended June 30, 2001 and 2000. The increase in dollar amount of cost of service and other revenues was due primarily to the severance costs associated with the elimination of several positions within the department.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses were $1.7 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively, or 44% of total revenues for each respective period.  The decrease in dollar amount was due to a decrease in commissions paid as a result of lower sales levels as well as fewer marketing expenditures during the first six months of 2001.  The Company expects sales and marketing expenses are likely to increase in absolute terms due to new product introductions.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $840,000 for the three months ended June 30, 2001 and $987,000 for the three months ended June 30, 2000, representing 22% and 25% of total revenues for each respective period.  The decrease in the dollar amount and in the expenses as a percentage of revenue was due to a fewer number of employees in the research and development department.  The Company expects research and development expenses to remain consistent in absolute terms.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $883,000 and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, or 23% and 25% of total revenues for each respective period. The decrease in dollar amount and the expenses as a percentage of total revenues is due to the fewer numbers of executive level personnel and the overhead costs associated with supporting such personnel.  The Company expects general and administrative expenses to remain consistent in absolute terms.

Gain on Sale of AS/400 Product Line. On January 4, 2000, the Company sold to International Presence PLC (“IPP”) certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company’s software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line which were acquired in the Company’s acquisition of CMA Ettworth. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. During the second quarter of 2000, the Company received a payment of $150,000 from the buyer and recorded that amount as a gain in the quarter ended June 30, 2000.

Interest Income.  Interest income consists principally of interest income earned on excess cash.  Interest income was $178,000 for the three months ended June 30, 2001 and $277,000 for the three months ended June 30, 2000.  The decrease is due to changes in principal balances and interest rates.

Six Months Ended June 30, 2001 and 2000

Revenues

Total Revenues.  The Company’s total revenues were $7.7 million and $8.5 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of 10%.

Software License.  Software license revenues were $2.6 million for the six months ended June 30, 2001 and $3.2 million for the six months ended June 30, 2000, representing a decrease of 20%.  Software license revenues accounted for 33% and 38% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, along with longer customer purchasing cycles typical of Fortune 500 customers and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases. The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

Hardware.  Hardware revenues were $1.6 million for the six months ended June 30, 2001 and $1.9 million for the six months ended June 30, 2000, representing a decrease of 18%.  Hardware revenues accounted for 20% and 22% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the six months ended June 30, 2001 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues were $3.6 million for the six months ended June 30, 2001 and $3.4 million for the six months ended June 30, 2000, representing an increase of 4%.  Service and other revenues accounted for 47% and 40% of total revenues for each respective period. The increase in service and other revenues is due to the increase in support renewals from the Company’s increased installed customer base. The increase in service and other revenues as a percentage of total revenues is due to the decrease in software and hardware revenues for the six months ended June 30, 2001.

Cost of Revenues

Software License.  Cost of software license revenues was $221,000 and $185,000 for the six months ended June 30, 2001 and 2000, respectively, representing 9% and 6% of software license revenues for each respective period, resulting in respective gross margins of 91% and 94%. The increase in dollar amount and the decrease in gross margin is attributable to increased product duplication costs and increased royalty payments due to increased sales of product with associated royalty payments.

Hardware.  Cost of hardware revenues was $991,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively, representing 64% and 67% of hardware revenues for each respective period.  The decrease in dollar amount for the cost of hardware revenues for the six months ended June 30, 2001 was due primarily to the decrease of hardware unit sales accompanying the Company’s products.  The gross margin percentage for hardware sales was 36% for the six months ended June 30, 2001 compared to 33% in the same period in 2000.  The increase in gross margin is due mainly to a change in the mix of the particular hardware products sold.

Service and Other.  Cost of service and other revenue was $2.3 million and $2.1 million for the six months ended June 30, 2001 and 2000, respectively, representing 65% of service and other revenues versus 62% for the same period last year. The gross margin percentage for service and other revenues decreased to 35% from 38% for the six month periods ended June 30, 2001 and 2000, respectively.  The increase in dollar amount of cost of services and the decrease in gross margin during the period was due primarily to the severance costs associated with the elimination of several positions within the department.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $3.1 million and $3.9 million for the six months ended June 30, 2001 and 2000, respectively, or 40% and 45% of total revenues for each respective period.  The decrease in dollar amount and the decrease in the percentage of total revenues was due to a decrease in spending associated with marketing programs and fewer number of employees in the sales and marketing departments due to Company restructurings, along with lower commissions paid as a result of lower sales levels.

Research and Development.  Research and development expenses were $1.7 million and $2.1 million for the six months ended June 30, 2001 and 2000, respectively, or 22% and 25% of total revenues for each respective period.  The decrease in dollar amount and as a percentage of revenue is due to the fewer number of employees in the research and development department.

General and Administrative.  General and administrative expenses were $1.6 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively, or 21% and 26% of total revenues for each respective period.  The decrease in dollar amount and expenses as a percentage of total revenues was primarily attributable to the fewer number of executive level personnel and the overhead costs associated with supporting such personnel.

Gain on Sale of AS/400 Product Line.  As noted above, the gain on sale of the AS/400 product line recognized in the quarter ended June 30, 2000 represents the payment received from IPP in April 2000.

Interest Income, Net. Interest income consists principally of interest income earned on excess cash. Interest income was $430,000 for the six months ended June 30, 2001 and $524,000 for the six months ended June 30, 2000.  The decrease is due to changes in principal balances and interest rates.

Liquidity and Capital Resources

             Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At June 30, 2001, the Company had cash and cash equivalents of $15.0 million and working capital of $12.0 million.

             The Company's operating activities used cash of $2.8 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used during the six months ended June 30, 2001 consisted primarily of a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and a decrease to accounts receivable.   Net cash provided during the six months ended June 30, 2000 resulted from a net loss from operations and decreases in accounts payable, accrued liabilities and deferred revenue offset by depreciation and amortization and a decrease in accounts receivable and prepaid and other current assets.

             Investing activities provided cash of $3.1 million and $767,000 during the six months ended June 30, 2001 and 2000, respectively.  During the six months ended June 30, 2001 and 2000, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by proceeds from the sale of short-term investments.

             Financing activities provided cash of $8,000 and $256,000 for the six months ended June 30, 2001 and 2000, respectively, due primarily to the net proceeds from the issuance of common stock.

             At June 30, 2001, the Company did not have any material commitments for capital expenditures.

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

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  This statement is effective for all business combinations initiated after June 30, 2001.

             In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

Certain Factors Affecting Future Operating Results

             The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

             Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward–looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; and the Company's expected liquidity and capital resources) may constitute forward–looking statements. These forward–looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward–looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission.

Product Concentration.  To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in June 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  To date, the Company has not recognized a significant amount of revenues from its Genidocs and Genifax products. The Company expects that Genidocs may account for an increasing portion of future revenues. However, there can be no assurances that Genidocs will be financially successful or result in any significant revenues.   Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

 Dependence on Fax Sr. NT and the Windows NT Environment.  The Company currently derives a substantial portion of its revenues from licenses of Fax Sr. NT and related services and resale of related hardware. Continued market acceptance of Fax Sr. NT is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of Fax Sr. NT as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on customer acceptance of new and enhanced versions of Fax Sr. NT. There can be no assurance that the Company will continue to be successful in marketing Fax Sr. NT or any new or enhanced versions of Fax Sr. NT. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

 Dependence on Client/Server Environment.  The Company's enterprise, client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will move away from the use of stand–alone fax machines or continue to adopt client/server environments, or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server applications, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected.

 Future Operating Results Uncertain.  The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company does not believe that prior growth rates are sustainable or indicative of future operating results. In the years ending December 31, 1999 and 2000, and the two quarters ended June 30, 2001 the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company's limited operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses, primarily sales and marketing, are expected to continue and, together with pricing pressures and a decline in the growth rate of the overall U.S. economy, may result in a decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. As the Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, the Company has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. In addition, the Company's future operating results are subject to the risk that a definitive class action shareholder settlement agreement may not be finally approved by the federal district court in New Hampshire, and, in the event of continued litigation, the possibility of outcomes adverse to the Company. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT and Windows 2000 operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Risks Associated with Delisting From the Nasdaq National Market.  In June, 2001 the Nasdaq National Market informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company has until September 10, 2001 to demonstrate compliance with the Nasdaq National Market listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days.  If compliance is not regained by September 10, 2001, the Company will be informed by the Nasdaq National Market that it will be delisted.  However, if the Company requests and is granted a hearing with the Nasdaq Listing Qualifications Panel, the Company’s delisting will be stayed pending the outcome of the hearing.  There can be no assurances that the outcome of such a hearing would result in the Company’s continued listing on the Nasdaq National Market.  The delisting of the Company’s common stock from the Nasdaq National Market may materially impair the ability of stockholders to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  In addition, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.  The Company intends to take all reasonable measures to regain compliance.  The Company’s listing on the Nasdaq National Market is highly important to the Company.

 Intense Competition.  The secure business-to-business electronic document exchange solution and enterprise, client/server facsimile solution markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; product adoption; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer–based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders; and industry and general economic trends.

             The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company's solutions provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express, UPS or the U.S. Postal Service. The Company's solution is also an alternative to general purpose e-mail applications and services. In the area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage. Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

             The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Applied Voice Technology), Fenestrae, TopCall International and Biscom. The Company also competes with vendors offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single–platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

Fluctuations in Quarterly Results of Operations; Seasonality.  The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's current and planned products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors, including a decline in the growth rate of the overall U.S. economy. In addition, the sale of the Company's products often involves delays because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During such sales cycles, the Company may expend substantial funds and management effort yet receive no revenues. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

             As of June 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

             The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2001. Currently the Company does not engage in foreign currency hedging activities.

PART II	OTHER INFORMATION

Item 1. Litigation

             On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company.  As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit.  On June 28, 2001, the parties filed a definitive settlement agreement with the United States District Court for the District of New Hampshire (the “Court”) and, on July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement and set October 23, 2001, as the date for the hearing on final approval of the settlement.  The terms of the proposed $6 million settlement include a contribution by the Company's directors’ and officers’ liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million.  The Company accrued its portion of the settlement as of December 31, 2000.  The Company continues to believe that the lawsuit is without merit, and, in the event the settlement is not finally approved by the Court, the Company intends to continue defending the lawsuit vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

             The annual meeting of security-holders of the Company was held on May 30, 2001. The following nominee was re-elected as a Class I director to serve for a three year term or until his successor is elected and qualified.

Nominee	Total Votes for Nominee	Total Votes Withheld for Nominee

Richard D. Cramer	10,612,317	20,700

             The term of office for the following directors continued after the meeting:  Bruce R. Evans (Class II), William C. Styslinger, III (Class II), Robert L. Voelk (Class III) and Martin A. Schultz (Class III). Andrew E. Lietz and Arnold E. Ditri were appointed to the Board of Directors on July 11, 2001, as a Class I Director and a Class II Director, respectively.  Mr. Evans subsequently resigned from the Board of Directors on July 12, 2001.

             The election of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001 was ratified, with 10,559,267 shares voting in favor, 69,550 voting against, and 4,200 abstaining.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

None

	(b)	Reports on Form 8-K

None

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

August 13, 2001	By: /s/ Kira A. Nelson

Kira A. Nelson
Chief Financial Officer, Secretary and Treasurer