Form 10-Q
period 2001-09-30
OMTOOL LTD
filed 2001-11-13
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  ☒     No ☐

There were 12,689,067 shares of the Company’s Common Stock, par value $0.01, outstanding on November 12, 2001.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2001

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,905,308	$14,599,350
Short-term investments	-	3,283,708
Accounts receivable, less reserves of $640,000 and $980,000 in 2001 and 2000, respectively	1,042,169	1,563,373
Prepaid expenses and other current assets	768,592	506,187
Deferred tax asset	1,225,350	1,258,978
Total current assets	15,941,419	21,211,596

Property and equipment, net	939,649	1,236,745

Other assets, net	13,962	14,425

Total assets	$16,895,030	$22,462,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$355,121	$633,413
Accrued liabilities	1,663,447	3,972,231
Deferred revenue	3,046,672	2,966,716
Total current liabilities	5,065,240	7,572,360

Contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, $.01 par value — Authorized — 2,000,000; Issued and outstanding — none	-	-
Common Stock, $.01 par value — Authorized — 35,000,000; Issued 13,009,372 shares	130,093	130,093
Additional paid-in capital	31,924,984	32,074,193
Accumulated deficit	(19,401,138)	(16,443,798)
Treasury Stock (320,305 shares and 272,144 shares at cost respectively)	(734,086)	(778,636)
Cumulative translation adjustment	(90,063)	(91,446)
Total stockholders’ equity	11,829,790	14,890,406

Total liabilities and stockholders’ equity	$16,895,030	$22,462,766

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Software license	$1,078,336	$1,298,264	$3,649,610	$4,506,488
Hardware	688,534	1,439,543	2,239,401	3,339,391
Service and other	1,769,944	1,581,626	5,362,857	5,021,687

Total revenues	3,536,814	4,319,433	11,251,868	12,867,566

Cost of revenues:
Software license	100,242	85,975	321,031	271,162
Hardware	480,588	1,051,007	1,471,175	2,320,506
Service and other	879,871	1,046,426	3,222,143	3,188,377

Total cost of revenues	1,460,701	2,183,408	5,014,349	5,780,045

Gross profit	2,076,113	2,136,025	6,237,519	7,087,521

Operating expenses:
Sales and marketing	1,602,744	1,233,345	4,680,122	5,097,730
Research and development	725,083	874,224	2,422,894	3,015,499
General and administrative	999,364	991,571	2,648,037	3,226,622
Gain on sale of AS/400 product line	---	(149,831)	---	(299,831)

Total operating expenses	3,327,191	2,949,309	9,751,053	11,040,020

Loss from operations	(1,251,078)	(813,284)	(3,513,534)	(3,952,499)

Interest income	126,370	287,506	556,194	811,186
Net loss	$(1,124,708)	$(525,778)	$(2,957,340)	$(3,141,313)

Net loss per share
Basic and Diluted	$(0.09)	$(0.04)	$(0.23)	$(0.25)

Weighted average number of common shares outstanding
Basic and Diluted	12,740,948	12,730,388	12,746,149	12,695,649

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(2,957,340)	$(3,141,313)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	536,223	571,248
Deferred taxes	33,628	-
Changes in assets and liabilities–
Accounts receivable	513,348	1,660,819
Prepaid expenses and other current assets	(330,543)	269,075
Income tax receivable	-	439,737
Accounts payable	(275,138)	(151,133)
Accrued liabilities	(2,267,212)	(859,720)
Deferred revenue	87,431	(502,529)

Net cash used in operating activities	(4,659,603)	(1,713,816)

Cash Flows from Investing Activities:
Purchases of property and equipment	(240,774)	(282,826)
Purchases of short-term investments	(72,815,994)	(136,342,767)
Proceeds from sale of short-term investments	76,098,644	137,192,745
Decrease in other assets	463	214,099

Net cash provided by investing activities	3,042,339	781,251

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	63,573	282,234
Purchases of treasury stock	(168,232)	-
Net cash (used in) provided by financing activities	(104,659)	282,234

Foreign exchange effect on cash	27,881	13,553

Net decrease in cash and cash equivalents	(1,694,042)	(636,778)

Cash and cash equivalents, beginning of period	14,599,350	1,576,283

Cash and cash equivalents, end of period	$12,905,308	$939,505

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

 (c)    Net Loss per Common Share

                The Company reports earnings per share in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three and nine months ended September 30, 2001 and September 30, 2000 exclude the potential common shares related to 2,341,638 and 1,385,784, respectively, of outstanding stock options because to include them would have been antidilutive for the periods presented.

(3)     Comprehensive Income (Loss)

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net loss	$(1,124,708)	$(525,778)	$(2,957,340)	$(3,141,313)
Foreign currency translation adjustments	(1,697)	9,999	1,383	(10,412)
Comprehensive loss	$(1,126,405)	$(515,779)	$(2,955,957)	$(3,151,725)

(4)     Segment and Geographic Information

  To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131.

Total revenues from international sources were approximately $514,582 and $1,714,854 for the three months and nine months ended September 30, 2001, respectively and $630,000 and $2.4 million for the three months and nine months ended September 30, 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
Total revenues (1)	2001	2000	2001	2000
United States	$3,022,232	$3,688,564	$9,537,014	$10,436,937
United Kingdom	218,380	289,602	726,704	1,155,778
Other North America	211,118	124,575	667,975	572,140
Other	85,084	216,692	320,175	702,711
	$3,536,814	$4,319,433	$11,251,868	$12,867,566

Long-lived assets (2)	September 30, 2001	December 31, 2000
North America	$880,940	$1,154,219
Europe	72,671	96,951
	$953,611	$1,251,170

(1) Revenues are attributed to geographic regions based on location of customer.
(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(5)     Litigation

                On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company.  As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit.  On June 28, 2001, the parties filed a definitive settlement agreement with the United States District Court for the District of New Hampshire (the “Court”).  On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement.  On October 23, 2001, the Court ordered final approval of the settlement.  Pursuant to the terms of the Court’s order, final judgment and full dismissal of the class action litigation against all defendants will become effective as early as November 25, 2001.  The terms of the proposed $6 million settlement include a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million.  The Company accrued its portion of the settlement as of December 31, 2000.  The Company continues to believe that the lawsuit is without merit, and, in the unlikely event final judgment does not become effective, the Company intends to continue defending the lawsuit vigorously.

(6)     Recent Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 9% and 14% of the Company's total revenues for the nine months ended September 30, 2001 and 2000, respectively.

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

Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. The Company intends to pursue sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 42% and 62% of the Company's total revenues for the nine months ended September 30, 2001 and 2000, respectively.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Software license	30.5%	30.1%	32.4%	35.0%
Hardware	19.5	33.3	19.9	26.0
Service and other	50.0	36.6	47.7	39.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.8	2.0	2.9	2.1
Hardware	13.6	24.3	13.1	18.0
Service and other	24.9	24.2	28.6	24.8
Total cost of revenues	41.3	50.5	44.6	44.9
Gross profit	58.7	49.5	55.4	55.1
Operating expenses:
Sales and marketing	45.3	28.5	41.6	39.6
Research and development	20.5	20.2	21.5	23.4
General and administrative	28.3	23.0	23.5	25.1
Gain on sale of AS/400 product	-	(3.4)	-	(2.3)
Total operating expenses	94.1	68.3	86.6	85.8
Loss from operations	(35.4)	(18.8)	(31.2)	(30.7)
Interest income	3.6	6.7	4.9	6.3
				-
Net loss	(31.8% )	(12.1% )	(26.3% )	(24.4% )

Gross profit:
Software license	90.7%	93.4%	91.2%	94.0%
Hardware	30.2	27.0	34.3	30.5
Service and other	50.3	33.8	39.9	36.5

Three Months Ended September 30, 2001 and 2000

Revenues

Total Revenues.  The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $3.5 million and $4.3 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 18%.

Software License.  The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr. product.  Software license revenues were $1.1 million for the three months ended September 30, 2001 and $1.3 million for the three months ended September 30, 2000, representing a decrease of 17%.  Software license revenues accounted for 31% and 30% of total revenues for each respective three-month period ended September 30, 2001 and September 30, 2000.  The decline in software license revenues can be attributed to a number of factors which include softness in demand for enterprise fax solutions and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases.  The Company did not recognize a significant amount of revenue from its Genidocs products.

Hardware.  Hardware revenues are derived from the resale of third–party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $689,000 for the three months ended September 30, 2001 and $1.4 million for the three months ended September 30, 2000, representing a decrease of 52%. Hardware revenues accounted for 20% and 33% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the third quarter of 2001 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.8 million for the three months ended September 30, 2001 and $1.6 million for the three months ended September 30, 2000, representing an increase of 12%. Service and other revenues accounted for 50% and 37% of total revenues for each respective period. The increase in service and other revenues is due to the increase in support renewals from the Company’s increased installed customer base, resulting in an increase in service and other revenues as a percentage of total revenues.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third–party software products, product media, and product duplication.  Cost of software license revenues was $100,000 and $86,000 for the three months ended September 30, 2001 and 2000, respectively, representing 9% and 7% of software license revenues for each respective period.  Software license gross margin percentages decreased to 91% for the three months ended September 30, 2001 from 93% for the three months ended September 30, 2000.  The decrease in gross margin is due to increased product duplication costs and increased royalty payments as a result of increased sales of product with associated royalty payments.

Hardware.  Cost of hardware revenues consists primarily of the costs of third–party hardware products. Cost of hardware revenues was $481,000 and $1.1 million for the three months ended September 30, 2001 and 2000, respectively, representing 70% and 73% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company's products.  The gross margin percentage for hardware sales was 30% and 27% for the three months ended September 30, 2001 and 2000, respectively. The increase in gross margin is due mainly to a change in the mix of the particular hardware products sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service–related expenses.  Cost of service and other revenues was $880,000 and $1.0 million for the three months ended September 30, 2001 and 2000, respectively, representing 50% and 66% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues was 50% and 34% for each of the three-month periods ended September 30, 2001 and 2000. The decrease in dollar amount of cost of service and other revenues and the improvement in gross margins was due primarily to the reduced number of employees within the customer service department.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses were $1.6 million and $1.2 million for the three months ended September 30, 2001 and 2000, respectively, or 45% and 29% of total revenues for each respective period.  The increase in dollar amount and as a percentage of revenue was due primarily to an increase in trade show and advertising expenditures during the three months ended September 30, 2001, offset by a reduction in commissions as a result of reduced sales.  The Company expects sales and marketing expenses are likely to increase in absolute terms due to new product introductions.

Research and Development. Research and development expenses include expenses associated with the continued development of products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $725,000 for the three months ended September 30, 2001 and $874,000 for the three months ended September 30, 2000, representing 21% and 20% of total revenues for each respective period.  The decrease in the dollar amount and in the expenses as a percentage of revenue was due to lower wages paid per employee in the research and development department.  The Company expects research and development expenses to remain consistent in absolute terms.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $999,000 and $992,000 for the three months ended September 30, 2001 and 2000, respectively, or 28% and 23% of total revenues for each respective period. The increase as a percentage of total revenues is due to decreased revenues.  The Company expects general and administrative expenses to remain consistent in absolute terms.

Gain on Sale of AS/400 Product Line. On January 4, 2000, the Company sold to International Presence PLC (“IPP”) certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company’s software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line which were acquired in the Company’s acquisition of CMA Ettworth. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. During the third quarter of 2000, the Company received a payment of $149,831 from the buyer and recorded that amount as a gain in the quarter ended September 30, 2000.

Interest Income.  Interest income consists principally of interest income earned on excess cash.  Interest income was $126,000 for the three months ended September 30, 2001 and $288,000 for the three months ended September 30, 2000.  The decrease is due to changes in principal balances and interest rates.

Income Taxes.  The Company has not provided a benefit for income taxes as the Company believes realizability of net operating losses is uncertain.

Nine Months Ended September 30, 2001 and 2000

Revenues

Total Revenues.  The Company’s total revenues were $11.3 million and $12.9 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 13%.

Software License.  Software license revenues were $3.6 million for the nine months ended September 30, 2001 and $4.5 million for the nine months ended September 30, 2000, representing a decrease of 19%.  Software license revenues accounted for 32% and 35% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases. The Company did not recognize a significant amount of revenue from its Genidocs products.  The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues.

Hardware.  Hardware revenues were $2.2 million for the nine months ended September 30, 2001 and $3.3 million for the nine months ended September 30, 2000, representing a decrease of 33%.  Hardware revenues accounted for 20% and 26% of total revenues for each respective period.  The decrease in the dollar amount of hardware revenues and as a percent of total revenues was due primarily to the decrease in the number of software sales made in the nine months ended September 30, 2001 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues were $5.4 million for the nine months ended September 30, 2001 and $5.0 million for the nine months ended September 30, 2000, representing an increase of 7%.  Service and other revenues accounted for 48% and 39% of total revenues for each respective period. The increase in service and other revenues is due to the increase in support renewals from the Company’s increased installed customer base. The increase in service and other revenues as a percentage of total revenues is due to the increase in service and other revenues for the nine months ended September 30, 2001.

Cost of Revenues

Software License.  Cost of software license revenues was $321,000 and $271,000 for the nine months ended September 30, 2001 and 2000, respectively, representing 9% and 6% of software license revenues for each respective period, resulting in respective gross margins of 91% and 94%. The increase in dollar amount and the decrease in gross margin is attributable to increased product duplication costs and increased royalty payments as a result of increased sales of product with associated royalty payments.

Hardware.  Cost of hardware revenues was $1.5 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively, representing 66% and 69% of hardware revenues for each respective period.  The decrease in dollar amount for the cost of hardware revenues for the nine months ended September 30, 2001 was due primarily to the decrease of hardware unit sales accompanying the Company’s software products.  The gross margin percentage for hardware sales was 34% for the nine months ended September 30, 2001 compared to 31% in the same period in 2000.  The increase in gross margin is due mainly to a change in the mix of the particular hardware products sold.

Service and Other.  Cost of service and other revenue was $3.2 million for the nine months ended September 30, 2001 and 2000, representing 60% of service and other revenues versus 63% for the same period last year. The gross margin percentage for service and other revenues increased to 40% from 37% for the nine month periods ended September 30, 2001 and 2000, respectively. The increase in gross margin percentage during the period was due primarily to the reduced costs associated with a fewer number of employees in the customer service department combined with the increase in revenues.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $4.7 million and $5.1 million for the nine months ended September 30, 2001 and 2000, respectively, or 42% and 40% of total revenues for each respective period.  The decrease in dollar amount was due to lower commissions paid and the increase in the percentage of total revenues was due to lower sales during the first nine months of 2001.

Research and Development.  Research and development expenses were $2.4 million and $3.0 million for the nine months ended September 30, 2001 and 2000, respectively, or 22% and 23% of total revenues for each respective period.  The decrease in dollar amount and as a percentage of revenue is due to lower wages paid per employee in the research and development department.

General and Administrative.  General and administrative expenses were $2.6 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively, or 24% and 25% of total revenues for each respective period.  The decrease in dollar amount and expenses as a percentage of total revenues was primarily attributable to the fewer number of executive level personnel and the overhead costs associated with supporting such personnel.

Gain on Sale of AS/400 Product Line.  As noted above, the gain on sale of the AS/400 product line recognized in the quarter ended September 30, 2000 represents the payment received from IPP in April 2000.

Interest Income. Interest income consists principally of interest income earned on excess cash.  Interest income was $556,000 for the nine months ended September 30, 2001 and $811,000 for the nine months ended September 30, 2000.  The decrease is due to changes in principal balances and interest rates.

Income Taxes.  The Company has not provided a benefit for income taxes as the Company believes realizability of net operating losses is uncertain.

Liquidity and Capital Resources

                Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of Common Stock completed in August 1997. At September 30, 2001, the Company had cash and cash equivalents of $12.9 million and working capital of $10.9 million.

                The Company's operating activities used cash of $4.7 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used during the nine months ended September 30, 2001 consisted primarily of a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and a decrease in accounts receivable.   Net cash used during the nine months ended September 30, 2000 resulted from a net loss from operations and decreases in accounts payable, accrued liabilities and deferred revenue offset by depreciation and amortization and a decrease in accounts receivable and income tax receivable.

                Investing activities provided cash of $3.0 million and $781,000 during the nine months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001 and 2000, the principal uses were purchases of short-term investments and purchases of property and equipment, offset by proceeds from the sale of short-term investments.

                During the nine months ended September 30, 2001, financing activities used cash of  $105,000 due primarily to the purchases of treasury stock. During the nine months ended September 30, 2000 financing activities provided cash of  $282,000 due primarily to the net proceeds from the issuance of common stock.

                At September 30, 2001, the Company did not have any material commitments for capital expenditures.

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

                In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

Product Concentration.  To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in June 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  To date, the Company has not recognized a significant amount of revenues from its Genidocs product. The Company expects that Genidocs  may account for an increasing portion of future revenues. However, there can be no assurances that Genidocs will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

Future Operating Results Uncertain.  The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. The Company does not believe that prior growth rates are indicative of future operating results. In the years ending December 31, 1999 and 2000, and the three quarters ended September 30, 2001 the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company's limited operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses, primarily sales and marketing, may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. As the Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, the Company has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. In addition, the Company's future operating results are subject to the risk that final judgment of the definitive class action shareholder lawsuit in the federal district court in New Hampshire may not become effective, and, in the event of continued litigation, the possibility of outcomes adverse to the Company. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Risks Associated with Delisting From the Nasdaq National Market.  In June 2001 the Nasdaq National Market informed the Company that it had failed to maintain the Nasdaq National Market’s minimum bid price maintenance standard and that the Company had until September 10, 2001 to demonstrate compliance with the Nasdaq National Market listing requirements.  On August 15, 2001, the Company received a letter from the Nasdaq National Market noting that the Company had regained compliance with the Nasdaq National Market’s listing standards and the matter was closed.  The delisting of the Company’s common stock from the Nasdaq National Market may materially impair the ability of stockholders to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  In addition, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.  The Company intends to take all reasonable measures to maintain compliance.  The Company’s listing on the Nasdaq National Market is highly important to the Company.

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

                The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company’s solutions provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express, UPS or the U.S. Postal Service. The Company's solution is also an alternative to general-purpose e-mail applications and services. In the area of secure online document exchange, the Company's competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company's products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit. In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company's products or through other companies' product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage. Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

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

                Many of the Company's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

Fluctuations in Quarterly Results of Operations; Seasonality.  The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's current and planned products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and mix of the Company's products, changes in the Company's sales incentive strategy, the mix of direct and indirect sales, and general economic factors, including a continued decline in the growth rate of the overall U.S. economy. In addition, the sale of the Company's products often involves delays because customers have tended to implement the products on a large scale and customers also must establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During such sales cycles, the Company may expend substantial funds and management efforts yet receive no revenues. It may be difficult to accurately predict the sales cycle of any large order. If one or more large orders fails to close as forecasted in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

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

Ability to Manage Growth.  The Company has expanded its operations and anticipates that expansion will be required in order to address potential market opportunities. The Company may continue to increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

 Expansion of Indirect Channels; Potential for Channel Conflict.  The Company markets its products and services directly through telesales and indirectly through marketing channels such as value–added resellers ("VARs"), systems integrators and distributors. Although the Company has historically focused its efforts on marketing through its telesales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators and distributors to market successfully the Company's products. In addition, there can be no assurance that the Company's resellers will not develop, acquire or market computer–based facsimile products competitive with the Company's products. The failure to retain its VARs, systems integrators and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and municipal bonds that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2001. Currently the Company does not engage in foreign currency hedging activities.

PART II                                                 OTHER INFORMATION

Item 1. Litigation

                On October 5, 1999, a purported securities class action complaint was filed against the Company and certain officers and directors of the Company.  As of March 31, 2001, the Company reached an agreement-in-principle to settle the lawsuit.  On June 28, 2001, the parties filed a definitive settlement agreement with the United States District Court for the District of New Hampshire (the “Court”).  On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement.  On October 23, 2001, the Court ordered final approval of the settlement.  Pursuant to the terms of the Court's order, final judgment and full dismissal of the class action litigation against all defendants will become effective as early as November 25, 2001.  The terms of the proposed $6 million settlement include a contribution by the Company's directors’ and officers’ liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million.  The Company accrued its portion of the settlement as of December 31, 2000.  The Company continues to believe that the lawsuit is without merit, and, in the unlike event final judgment does not become effective, the Company intends to continue defending the lawsuit vigorously.

Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

None

(b)       Reports on Form 8-K

None

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

November 13, 2001	By:	/s/ Kira A. Nelson
Kira A. Nelson
Chief Financial Officer, Secretary and Treasurer