Form 10-K
period 2001-12-31
OMTOOL LTD
filed 2002-03-22
CIK 1020579

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 2002, was approximately $7,935,107 (based upon the closing price of the Registrant's $.01 par value common stock on March 20, 2002 of $1.05 per share).

        The number of shares outstanding of the Registrant's common stock as of March 20, 2002 was 12,705,199.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

PART I

        Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: the Company's growth strategies; anticipated trends in the Company's business; the Company's ability to expand its product and service offerings; and the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

Item 1. Business

BUSINESS

        Omtool, Ltd. ("Omtool" or the "Company") is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents that enables users to improve management of its communications. Included in the Company's products is a suite of utility and control functions that are designed to maintain document integrity. Omtool's products enable the integration of business processes that include the exchange of electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. Omtool's premier application, Genidocs™, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, digital signatures, authentication, audit trail and delivery confirmation. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows 2000 architecture with the Genidocs product line. Omtool's enhanced messaging products, Genidocs and Genifax have been integrated with both digital scanning and multifunction devices so hard copy documents can be securely delivered electronically.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable; servers, clients and communication capacity can be implemented and added over time as needed to keep pace with demand. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to develop and expand into the secure confirmed e-mail market by targeting specific vertical markets where regulations and or business practices require both confidentiality and timely electronic delivery of critical documents and communications.

        The Company's server products are available on Windows server operating systems, with client applications that run in various versions of Microsoft Windows. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange and Lotus Notes, offering users the ability to initiate and control electronic document exchange and track transactions from within existing Microsoft Outlook and Lotus Notes clients, eliminating the need for and expense of deploying and managing proprietary applications to corporate desktops. Through this integration with existing messaging infrastructure, Omtool's Genifax and Fax Sr.™ products have enabled thousands of customers worldwide to send, receive and manage faxes directly from the desktop. In addition, the

Genidocs solution, leveraging the same ease of use model and integration with e-mail, is designed to enable integration of digital signatures and confirmed e-mail into corporate workflows.

        Omtool was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8A Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900.

Industry Background

        To be competitive in today's marketplace, companies must focus on improving electronic communications both within and beyond their organizations. Growth in electronic communication is being driven by productivity and efficiency demands on knowledge workers, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise to incorporate suppliers, customers and other business partners and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, facsimile, e-mail and groupware solutions. Facsimile transmission was adopted as a worldwide standard for electronic communication because of its general availability, ease of use, real-time transmission of information in a non-alterable format and consistent uniform protocol standards.

        As the fax market matures, the Company believes continued opportunities exist in the high volume application market for specific faxing from data-centric applications, situations where facsimile technology is used in the context of legal processes and mission critical business processes where the fax is the standard for electronic document exchange. The Company also believes that paper is still a popular medium for exchange, collaboration and final delivery—particularly if the document requires signature to either initiate or complete a workflow. Recognizing the need for hardcopy, the Company has, through strategic partnerships and product enhancements, developed connectors for the Genidocs and Genifax product lines that enable users to integrate paper documents into the Omtool-controlled electronic document delivery scheme.

        As business-to-business transactions continue to migrate to the Internet, and issues of privacy and confidentiality become the subject of governmental regulation, businesses may increasingly seek a secure web-based electronic document exchange as an alternative solution. No single existing e-mail system addresses all of the issues that are key to insuring privacy and confidentiality in the electronic exchange of documents and business to business communications, such as content encryption, authentication, notification of delivery, non-repudiation and digital signatures. The Company believes that such solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure document exchange and tracking required for business-to-business Internet communication, and document delivery, and do so in a way that is easy and cost effective to install, manage and use. In response to the need for such a solution the Company developed the Genidocs product, an enhanced, secure enterprise document exchange solution designed specifically to meet the needs of businesses for secure electronic document exchange.

The Omtool Solution

        Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents and the ability to improve management of its communications. The products' range of features and capabilities combined with a flexible interface provide a platform for building custom applications. Corporate customers deploy the Company's products as a key component of business process systems. Examples include legal document exchange, financial transactions, medical records, insurance claims, purchase order processing and sales quoting.

        Omtool's fax-based client/server software platforms, Genifax and Fax Sr., can be configured to automatically process data-streams from back office manufacturing and other applications for automatic electronic exchange providing a potential cost savings in terms of materials and manpower. Omtool's secure document delivery application, Genidocs, integrates with existing e-mail infrastructure, requires no proprietary software on the desktop, provides a multifaceted approach to securing document exchange, combining encryption (Zip, portable document format (PDF) and public key infrastructure (PKI)) with authentication, a time stamped audit trail and digital signature capability to provide a comprehensive suite of security features. The system can be configured for communications in which each single transmission is encrypted, delivered and processed individually. The sender selects the specific packaging and delivery options, the recipient follows steps to validate their identity and acquires the key to decrypt the secure document attachment. The system can also be configured to handle frequent, purposed two-way communications between two (or more) business partners so that the entire process of encrypting and sending, receiving and decrypting the document contents is automatically managed by Genidocs server components installed at both locations. This virtual private network (VPN)-like configuration enables the process of securing the document contents to be totally transparent to the users.

        The Genidocs solution server can also be purchased in a basic, reduced feature configuration that enables users to automatically convert documents to PDF format or package the original documents in a compressed ZIP format for delivery as e-mail attachments.

        Omtool architects its products to be modular and scaleable. Servers, clients and communication capabilities can be implemented and added over time.

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

        Continue to Enhance Existing Products.    The Company intends to continue to add features to its products improve the products and to further penetrate the products' markets.

        Maintain Technology Leadership in the Enterprise Market.    The Company intends to continue to invest in fax messaging technology by continuing to develop its existing Windows 2000 based architecture that is the basis of the Genifax solution. This is intended to enable customers to deploy computerized faxing as part of broad-based, high value enterprise document exchange solutions.

        Leverage Installed Base of Customers.    The Company believes that opportunities exist to expand the use of its products across more users and applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging both its solution/reseller channel and its direct sales force to focus on account management. In addition, the Company believes that a highly-referenceable customer base is of critical importance in marketing its current and future products to new customers as well as to the Company's installed base.

        Focus on Vertical Market Opportunities.    The Company believes that opportunity exists for its electronic document delivery solutions in specific vertical markets. The Company intends to increase its presence in the legal market, as well as focusing both development and marketing efforts on penetrating the healthcare market. The Company believes that pending government regulations regarding privacy may result in healthcare organizations re-examining existing methods of delivering patient related information. Both e-mail and fax are used today to communicate patient information between providers of healthcare services, payor organizations and private corporations. With the formalization of the Health Insurance Portability and Accountability Act (HIPAA) regulations for document portability and privacy, both e-mail and fax will have to undergo some level of change to insure that confidential patient information remains private. Omtool's solution can assist healthcare organizations in becoming compliant with these HIPAA regulations.

        Build Direct Sales Organization and Leverage Distribution Channels.    The Company believes that success in the market today requires building strong relationships with its customer base. The Company believes this requires a sales team that focuses on account management. Additionally, the Company intends to leverage its existing distribution channels, where appropriate to broaden its reach in to the target vertical markets and further penetrate its installed base. The Company is currently evaluating its North American and international distribution network with the goal of developing close business partner relationships that will augment Omtool's direct sales efforts and provide market strength in various geographic regions.

        Maintain International Sales Presence.    The Company intends to maintain its international presence (primarily in Europe) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 1999, 2000 and 2001, approximately 22%, 14% and 10%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 2002, the Company plans to maintain its current level of investment in sales and marketing efforts directed towards international markets.

        Leadership in the Windows 2000 Environment.    Windows 2000 has become a dominant computing platform in the enterprise environment. The Company intends to continue to focus a portion of its near-term research and development, marketing and sales efforts on Windows 2000 related functionality.

        Continue to Pursue Strategic Relationships.    The Company intends to continue to form strategic relationships with leading providers of products and services that are complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and believes that these relationships will be beneficial in exposing its products to new markets and prospective customers.

        The Company has strategic alliances with companies such as Xerox, Inc. and Hewlett Packard, providers of multifunction peripherals that when combined with the Company's software products enable users to easily integrate hardcopy documents into the electronic workflow. The Company believes that through these strategic alliances they will be exposed to additional opportunities in the corporate, legal and healthcare markets. In addition, the Company entered into a strategic alliance with Verisign, the leading provider of digital certificates, enabling Genidocs certificate finder to automatically locate and register a recipients public key from the Verisign functionality, the Company has maintained existing relationships with companies like Lucent/Octel and Siemens, providers of PC-based unified messaging systems that include voice mail systems and computer-telephony integration solutions. Other strategic alliances include iManage and Hummingbird, providers of information and collaboration management software for enterprises engaged in information commerce.

Current Products and Services

Genidocs

        The Genidocs product line is a client/server messaging application that enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. It is licensed typically on a shrink-wrap basis, primarily on the Windows 2000 operating system. It can also be deployed on Advanced Server and Datacenter Server operating systems. The Genidocs solution is a server application configured to operate as part of a corporation's existing messaging infrastructure such as Microsoft Exchange or Lotus Notes.

        The Genidocs solution integrates with existing e-mail systems and provides multiple options for content and attachment encryption, digital signatures, authentication, audit trail and delivery confirmation. The Genidocs system implements a modular, component-based architecture that works within a security infrastructure that a corporation has in place. The Genidocs solution incorporates document preparation and packaging options that allow the user to convert the e-mail body and attached document to PDF format or compress and package as a Zip file prior to sending electronically as an e-mail. The packaging choices are available as selectable options in the Genidocs solution e-mail send form and the actual conversion and packaging occurs at the server once the e-mail has been sent. The Genidocs solution also supports a Print-to-Mail PDF conversion capability that allows the user to convert and send a document as e-mail using a familiar print routine that activates an Omtool print driver that converts the document and automatically launches the users e-mail program, with the newly converted PDF file already attached. This print to mail functionality is the basis for the PDF packaging functionality found in the Legal Edition of the Genidocs solution. The Genidocs solution also provides document encryption, password protection, notification of delivery, and transaction tracking, all in one application that integrates with customer's existing e-mail system.

Genifax

        The Genifax solution is multi-tiered client/server software for automating and integrating fax communication throughout the enterprise. As a component of an enterprise software system, Genifax is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Genifax solution is licensed typically on a shrink-wrap basis, primarily on the Windows 2000 system and can be configured with Windows 2000 networked clients.

        The Genifax solution utilizes Windows 2000 MMC for easy system management, providing a familiar interface for system administrators. The Genifax solution is composed of three primary structures: the dataflow tier, the data management tier and the data core tier. The dataflow tier is the point of data access to and from the application. The data management tier acts as the main processor of the application. The data core tier directs the data that pass through the application.

        The Genifax solution offers a comprehensive feature set with functionality for users, business managers and IT professionals. Users of the Genifax solution can fax documents, together with attachments, from any desktop application through the application's print function. Alternatively, faxes may be transmitted or received directly through e-mail. The Genifax solution implements a modular component-based architecture that is designed to support the Internet/network connected enterprise and to seamlessly integrate with the server-oriented messaging environment of Microsoft Windows 2000. It includes customizable application faxing and it is specifically designed for customers who require large scale fax messaging that is easy to administer, scaleable and reliable.

Fax Sr.

        The Fax Sr. solution is client/server software for automating and integrating fax communication throughout the enterprise. As an integrated component of an enterprise software system, the Fax Sr. solution is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Fax Sr. solution is licensed typically on a shrink-wrap basis, on the Windows NT or Windows 2000 systems.

        The Fax Sr. product line is comprised of three main components: Fax Sr. Client, Fax Sr. Server and Fax Sr. Manager. The Fax Sr. Client component allows users to send and receive faxes directly from the desktop or enterprise application. The Fax Sr. Server component controls the function of prioritizing, queuing, and transmitting outbound faxes, while receiving and distributing inbound faxes. The Fax Sr. Manager component allows for remote monitoring, control, and analysis of fax user activity from any Windows or Windows NT system that is connected to the network.

        The Fax Sr. solution offers a comprehensive feature set with functionality important to users, business managers and IT professionals. Users of the Fax Sr. solution can fax documents, together with attachments, from any desktop application through the application's print function. Alternatively, faxes may be transmitted or received directly through e-mail. Users can create and revise shared, public and private phonebooks for fax transmissions. The Fax Sr. solution offers a fax broadcast capability with immediate or delayed transmission to take advantage of off-peak telephone line utilization and charges. Inbound faxes can be directed to a printer, desktop personal computer or e-mail. The Fax Sr. solution also offers remote access, including send and receive capability, for users who are away from the office.

        The Fax Sr. product line provides tools that allow business managers and IT professionals to effectively manage the fax communication process. Outbound faxes can be scheduled on the individual user level and enhanced management security and control capabilities are provided by furnishing password protection as well as user and location restrictions. Through global routing, the Fax Sr. solution can least cost route fax transmissions between servers, over an organization's WAN or the Internet, allowing long distance fax transmissions to be made as local phone calls. It also offers sophisticated tools for facsimile usage analysis, including comprehensive tracking of inbound and outbound faxes. The entire Fax Sr. solution environment can be managed, configured and controlled from one or more remote workstations.

        The Fax Sr. solution can be automatically linked to enterprise data processing applications on multiple platforms connected on an enterprise's network. The Fax Sr. solution provides an integrated faxing environment across an organization's computer platforms, including both servers and desktops. Finally, the Fax Sr. solution is scaleable as a business' need for faxing solutions expands.

        The Company's Fax Sr. product is licensed to its customers on a per server/seat basis. Pricing is based on the number of servers, end user seats and facsimile telephone lines deployed.

LegalFax™

        The LegalFax solution is client/server software for law firms to automate and integrate fax communications and cost recovery systems. LegalFax software is licensed typically on a shrink-wrap basis, primarily on the Windows 95/98 and Windows NT operating systems. The LegalFax solution supports Microsoft Exchange, Novell GroupWise, and Lotus Notes and allows users to fax using native transport protocol. Additionally, the LegalFax solution is fully integrated with document management systems such as iManage and PC DOCS Open, as well as with time and billing systems such as Equitrac, Elite and CMS Open.

        The LegalFax solution is comprised of four main components: LegalFax Client, LegalFax Server, LegalFax CostRecovery and FaxCenter. The LegalFax Client component allows users to send faxes directly from the desktop, automatically validating client matter data and integrating with document management systems. The LegalFax Server component uses the Fax Sr. NT fax server as its fax engine and provides the messaging gateway for fax transmissions. The LegalFax CostRecovery component allows integration with cost recovery systems. The LegalFax FaxCenter component allows fax administrators to instantly route incoming faxes directly to workstations, distribution lists, printers or fax machines using existing e-mail networks.

        The LegalFax solution provides a comprehensive feature set with functionality important specifically to users, business managers, and IT professionals in law firms. The LegalFax solution enables users to fax documents directly from document management systems and to retrieve and automatically validate client matter data from such systems before a fax is sent to the fax server. The LegalFax CostRecovery module automatically captures this client and cost information and produces a custom file which can be posted to any time and billing system.

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

Customer Service

        To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a period of 12 months, including telephone support, software support comprised of maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media. Support services may be renewed by the customer on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Additional support services that are provided on an as needed basis by the Company include certification, training, consulting services and professional services.

Sales and Marketing

        The Company targets large and mid-sized corporations, business and healthcare organizations, law firms and government entities as the primary markets for its complete electronic document delivery product line. In order to address the legal vertical market, the Company has enhanced its core products with features that address workflow needs and integrates with products that are specific to the legal vertical market. The Company has also invested in marketing programs and product branding targeted to the legal market. In addition, the Company believes that opportunity exists in the healthcare vertical for both Genifax and Genidocs product lines. The Company believes that pending government regulations regarding both confidentiality and portability of patient records may indicate a shift toward electronic and delivery methods for patient records that are consistent with the capabilities the Company's products.

        To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its sales organization, key executives and marketing department. The Company also offers its product lines through indirect sales channels such as resellers, systems integrators and value added distributors and strategic partners. The Company has increased its efforts to establish a strong reseller channel by dedicating sales resources specifically to finding, qualifying and managing channel partners. The company plans to add and maintain channel partners in geographic locations where Omtool's direct sales force does not have adequate presence.

        Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. The Company expects to continue to market its products through independent distributors in strategic international markets. In 1999, 2000 and 2001, sales outside of North America (primarily Europe) represented approximately 22%, 14% and 10%, respectively, of total revenues.

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

Customers

        As of December 31, 2001, the Company had more than 5,000 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

        No single customer accounted for 10% or more of total revenues in 1999, 2000 or 2001.

Research and Development

        The Company continues to invest in research and development. The Company believes its future performance will depend in large part on its ability to continue to enhance the Genifax and Genidocs product lines as well as develop new products. Omtool deploys its development engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on development of new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products in order to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third parties.

        The Company expects to continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 1999, 2000 and 2001 was approximately $5.0 million, $3.8 million and $3.2 million, respectively. Since its inception, the Company has not capitalized any research and development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

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

        The client/server facsimile solution market is also intensely competitive. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the

Company and its competitors. Given this, the Company believes that in order to be successful, it must sharpen its focus and deliver products on one of the most prolific system platform Windows NT/2000, with features that appeal to the broadest segment of the market.

        The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Captaris), Fenestrae, TopCall International and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

Proprietary Rights

        The Company regards its software as a trade secret and attempts to protect it with a combination of copyright and trade secret laws, and employee nondisclosure and assignment of invention agreements. The Company has one U.S. patent, two U.S. patent applications, three foreign patent applications, three U.S. trademark applications and two foreign trademark applications. The Company to date has not registered any copyrights. The Company generally licenses its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

Employees

        As of December 31, 2001, the Company employed 101 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2. Properties

        The Company's executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which the Company occupies 25,500 square feet and 4,500 square feet of which the Company has subleased to a third party. The lease expires on December 31, 2002, and the Company has an option to extend the lease for a period of three years thereafter. The Company believes that such facilities are adequate for its present operations. The Company leases facilities and offices for sales and development in Oregon on a month to month basis. Additionally, the Company leases facilities for sales, customer service, and support, in London, England, expiring in May 2005.

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

        As of March 31, 2001, the parties reached an agreement-in-principle to settle the Class Action. On June 28, 2001, the parties filed a definitive settlement agreement with the Court. On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement. On October 23, 2001, the Court ordered final approval of the settlement, and final judgment has entered and become effective, resulting in full dismissal of the Class Action litigation against all defendants. The terms of the $6 million settlement included a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The Company accrued its portion of the settlement as of December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

	Stock Price
	High	Low
Quarter ended:
2000
March 31, 2000	$5.44	$2.25
June 30, 2000	$4.00	$1.38
September 30, 2000	$3.00	$0.88
December 31, 2000	$3.25	$1.50
2001
March 31, 2001	$2.13	$0.75
June 30, 2001	$1.22	$0.72
September 30, 2001	$1.60	$0.75
December 31, 2001	$1.30	$0.70

        On March 20, 2002, the closing price for the common stock was $1.05 per share. As of March 20, 2002, there were approximately 90 stockholders of record. The Company believes that shares of the Company's common stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,028 additional beneficial holders.

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

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

        The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenues:
Software license	$14,232	$18,542	$12,394	$6,032	$5,051
Hardware	4,308	6,482	7,072	4,216	3,129
Service and other	3,032	6,088	7,620	6,659	7,174

Total revenues	21,572	31,112	27,086	16,907	15,354
Cost of revenues:
Software license	1,027	1,331	1,070	423	431
Hardware	2,867	3,925	4,891	3,008	2,082
Service and other	1,450	2,951	3,704	4,175	4,091

Total cost of revenues	5,344	8,207	9,665	7,606	6,604

Gross profit	16,228	22,905	17,421	9,301	8,750

Operating expenses:
Sales and marketing	7,937	12,341	11,879	6,328	6,254
Research and development	3,955	5,059	5,003	3,767	3,219
General and administrative	2,140	4,755	5,562	3,879	3,616
Restructuring costs and asset write-off	—	—	2,995	708	—
Settlement costs	—	—	—	1,700	—
Write-off of purchased, in-process research and development	3,100	—	—	—	—
(Income) loss on sale of AS/400 product line	—	—	2,668	(447)	—

Total operating expenses	17,132	22,155	28,107	15,935	13,089

Income (loss) from operations	(904)	750	(10,686)	(6,634)	(4,339)
Interest income, net	392	754	668	1,102	631

Income (loss) before provision (benefit) for income taxes	(512)	1,504	(10,018)	(5,532)	(3,708)
Provision (benefit) for income taxes	993	406	(857)	—	—

Net income (loss)	$(1,505)	$1,098	$(9,161)	$(5,532)	$(3,708)

Net income (loss) per share
Basic	$(0.18)	$0.09	$(0.73)	$(0.44)	$(0.29)

Diluted	$(0.18)	$0.08	$(0.73)	$(0.44)	$(0.29)

Weighted average number of common shares outstanding
Basic	8,499	12,713	12,600	12,706	12,732

Diluted	8,499	13,415	12,600	12,706	12,732

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,533	$20,745	$19,163	$17,883	$12,491
Working capital	23,973	23,610	17,707	13,639	10,225
Total assets	37,132	36,403	27,473	22,463	17,216
Total stockholders' equity	29,736	29,765	20,185	14,890	11,075

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: the Company's growth strategies; anticipated trends in the Company's business; the Company's ability to expand its product and service offerings; and the Company's ability to satisfy working capital requirements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Certain Factors Affecting Future Operating Results."

Overview

        Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's Genidocs product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet. Omtool's Fax Sr., LegalFax and Genifax product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization's management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company's revenues is derived from licensing the rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

        Revenues from software licenses are recognized upon shipment of the software if there is persuasive evidence of an arrangement, the fee is fixed and determinable, there are no significant post-delivery obligations and collection of the resulting receivable is deemed probable. Payments received in advance for services or products are initially recorded as deferred revenue. The Company reserves for potential product returns and allowances at the time of shipment. Historically, the Company has adequately reserved for such potential returns and allowances.

        The Company is dependent on licenses of both its Fax Sr. NT product, first licensed in March 1995, and its Genifax product line, first licensed in January 2001, for a substantial portion of its revenues. In the years ended December 31, 2001, 2000 and 1999, approximately 39%, 72% and 74%, respectively, of the Company's software license revenues were derived from the Fax Sr. NT product line. Approximately 28% of the Company's 2001 software license revenues were derived from the Genifax product line. In addition, a substantial portion of the Company's hardware and service and other revenue is dependent on such licenses of the Fax Sr. NT and Genifax product lines. To date the Company has not recognized a significant portion of revenues for its Genidocs product.

        The Company also derives revenues from the sale of third-party hardware products such as intelligent fax boards and fax modems. Hardware sales are undertaken as a convenience to the Company's customers and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from third party vendors. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Revenue for hardware products is recognized upon shipment of the product.

        Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period, which is typically one year. The Company generates a smaller portion of its service and other revenues from consulting, configuration and installation services.

        The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 10%, 14% and 22% of the Company's total revenues in 2001, 2000 and 1999, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe) and to increase its investment in sales and marketing efforts directed toward international markets. There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Historically, the Company has marketed and sold its products principally through its direct telesales force. However, the Company continues to actively recruit VARs, systems integrators, resellers and distributors to expand its indirect distribution channel. The Company intends to pursue sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 43%, 62% and 30% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in indirect distribution sales as a percent of total sales is due to the Company's efforts to grow its distribution channels.

        On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third-party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool. The Company recorded a loss of $2.7 million related to this sale as of December 31, 1999. The Company received payments aggregating $446,983 from IPP during 2000 and recorded them as a recovery in the year ended December 31, 2000 (see Note 13 of Notes to Consolidated Financial Statements).

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

        As of March 31, 2001, the parties reached an agreement-in-principle to settle the Class Action. On June 28, 2001, the parties filed a definitive settlement agreement with the Court. On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement. On October 23, 2001, the Court ordered final approval of the settlement, and final judgment has entered and become effective, resulting in full dismissal of the Class Action litigation against all defendants. The terms of the $6 million settlement included a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The Company accrued its portion of the settlement as of December 31, 2000.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2001	2000	1999
Revenues:
Software license	32.9%	35.7%	45.8%
Hardware	20.4	24.9	26.1
Service and other	46.7	39.4	28.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	2.8	2.5	4.0
Hardware	13.6	17.8	18.1
Service and other	26.6	24.7	13.7

Total cost of revenues	43.0	45.0	35.8

Gross profit	57.0	55.0	64.2

Operating expenses:
Sales and marketing	40.7	37.4	43.9
Research and development	21.0	22.3	18.4
General and administrative	23.6	22.8	20.5
Restructuring costs and asset write-off	—	4.2	11.1
Settlement costs	—	10.1	—
(Income) loss on sale of AS/400 product line	—	(2.6)	9.8

Total operating expenses	85.3	94.2	103.7

Loss from operations	(28.3)	(39.2)	(39.5)
Interest income	4.1	6.5	2.5

Loss before benefit for income taxes	(24.2)	(32.7)	(37.0)
Benefit for income taxes	—	—	(3.2)

Net loss	(24.2)%	(32.7)%	(33.8)%

Gross profit:
Software license	91.5%	93.0%	91.4%
Hardware	33.5	28.7	30.9
Service and other	43.0	37.3	51.4

Fiscal Years Ended December 31, 2001 and 2000

Revenues

        Total Revenues.    The Company's revenues are currently derived from licensing fees of the Company's software products and from related sales of hardware and services. The Company's total revenues were $15.4 million and $16.9 million for the years ended December 31, 2001 and 2000, respectively, representing a decrease of 9%.

        Software License.    The Company's software license revenues are derived primarily from the licensing of the Company's Fax Sr., Genifax and Genidocs products. Software license revenues were $5.1 million for the year ended December 31, 2001 and $6.0 million for the year ended December 31, 2000, representing a decrease of 16%. Software license revenues accounted for 33% and 36% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions and a decline in the growth rate of the overall U.S. economy causing existing and prospective customers to defer technology purchases.

        Hardware.    Hardware revenues are derived from the resale of third-party hardware products sold to the Company's customers in conjunction with the licensing of the Company's software. Hardware revenues were $3.1 million for the year ended December 31, 2001 and $4.2 million for the year ended December 31, 2000, representing a decrease of 26%. Hardware revenues accounted for 20% and 25% of total revenues for each respective period. The decrease in hardware revenues was primarily due to the decrease in the number of software sales made in the twelve month period ending December 31, 2001 resulting in a decrease in accompanying hardware sales.

        Service and Other.    Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $7.2 million and $6.7 million for 2001 and 2000, respectively, representing an increase of 8%. Service and other revenues accounted for 47% and 39% of total revenues for each respective period. The increase in service and other revenues was due to the increase in support renewals from the Company's installed customer base, resulting in an increase in service and other revenues as a percentage of total revenues.

Cost of Revenues

        Software License.    Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication. Cost of software license revenues was $431,000 and $423,000 in 2001 and 2000, respectively, representing 9% and 7% of software license revenues for each respective period. Software license gross margin percentages decreased to 91% in 2001 from 93% in 2000. The decrease in gross margin is attributable to increased product duplication costs and increased royalty payments as a result of increased sales of product with associated royalty payments.

        Hardware.    Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $2.1 million and $3.0 million in 2001 and 2000, respectively, representing 67% and 71% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 2001 was due primarily to the decrease of hardware unit sales accompanying the Company's products. The gross margin percentage for hardware sales increased to 33% for 2001 from 29% in 2000. The gross margin increase is due mainly to a change in the mix of the particular hardware products sold.

        Service and Other.    Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $4.1 million and $4.2 million in 2001 and 2000, respectively, representing 57% and 63% of service and other revenues for each respective period. The gross margin percentage for service and other revenues increased to 43% for 2001 from 37% in 2000. The decrease in dollar amount of cost of service and other revenues and the improvement in gross margins is due primarily to the reduced number of employees within the customer service department.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses were $6.3 million in each of the twelve month periods ending December 31, 2001 and 2000, representing 41% and 37% of total revenues for each respective period. The increase in expenses as a percent of total revenues is due to the decrease in revenues. The Company expects sales and marketing expenses are likely to increase in absolute terms.

        Research and Development.    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $3.2 million and $3.8 million in 2001 and 2000, representing 21% and 22% of total revenues for each respective period. The decrease in the dollar amount and in the expenses as a percentage of revenue was due to lower wages paid per employee in the research and development department. The Company expects research and development expenses to remain consistent in absolute terms.

        General and Administrative.    General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $3.6 million and $3.9 million in 2001 and 2000, respectively, or 24% and 23% of total revenues for each respective period. The decrease in dollar amount is due to the fewer numbers of employees in the department. The increase in general and administrative expenses as a percent of total revenues is due to decreased revenue. The Company expects general and administrative expenses are likely to remain consistent in absolute terms.

        Restructuring Costs and Asset Write-Offs.    In the fourth quarter of 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assessed the carrying value of an investment in certain intellectual property and determined that an impairment charge of $708,335 was required to write this investment down to fair value.

        Settlement Costs.    In March of 2001, the Company reached an agreement-in-principle to settle the class action shareholder lawsuit outstanding against it for $6.0 million. On June 28, 2001, the parties filed a definitive settlement agreement with the Court. On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement. On October 23, 2001, the Court ordered final approval of the settlement, and final judgment has entered and become effective, resulting in full dismissal of the Class Action litigation against all defendants. The terms of the $6 million settlement included a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The Company accrued its portion of the settlement as of December 31, 2000 (see Note 14 of Notes to Consolidated Financial Statements).

        (Income) Loss on Sale of AS/400 Product Line.    On January 4, 2000, Omtool sold to IPP certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

        The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000 respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 (see Note 13 of Notes to Consolidated Financial Statements).

        Interest Income, net.    Interest income, net consists principally of interest income earned on excess cash. Interest income was $631,000 for the fiscal year ended December 31, 2001 and $1.1 million for the fiscal year ended December 31, 2000. The decrease of 43% is due to changes in principal balances and interest rates.

        Benefit for Income Taxes.    The Company recorded a net loss for the years ended December 31, 2001 and 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain (see Note 6 of Notes to Consolidated Financial Statements).

Fiscal Years Ended December 31, 2000 and 1999

Revenues

        Total Revenues.    The Company's total revenues were $16.9 million and $27.1 million for the years ended December 31, 2000 and 1999, respectively, representing a decrease of 38%.

        Software License.    Software license revenues were $6.0 million for the year ended December 31, 2000 and $12.4 million for the year ended December 31, 1999, representing a decrease of 51%. Software license revenues accounted for 36% and 46% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions, the elimination of several of the Fax Sr. product lines, including AS/400, Sun Solaris, VMS and Unix, along with longer customer purchasing cycles typical of Fortune 500 companies. The Company did not recognize a significant amount of revenue from its products, Genidocs and Genifax, released in the fourth quarter of 2000.

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

        Research and Development.    Research and development expenses were $3.8 million and $5.0 million in 2000 and 1999, representing 22% and 18% of total revenues for each respective period. The decrease in the expense was due to a fewer number of employees in the research and development department. The increase in research and development expense as a percent of revenue is due to decreased revenue.

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

        In the fourth quarter of 2000, in accordance with SFAS No. 121, the Company assessed the carrying value of an investment in certain intellectual property and determined that an impairment charge of $708,335 was required to write this asset down to fair value.

        The components of the restructurings and asset write-offs in 2000 and 1999 are as follows:

	Year Ended December 31,
	2000	1999
Employee severance, benefits and related costs	$—	$1,864,000
Asset write-off	708,335	1,020,266
Lease termination and relocation costs	—	60,400
Other	—	50,000

	$708,335	$2,994,666

        The rollforward of the reserve is as follows:

Description	Balance at Beginning of Year	Provision	Asset Impairment Write-offs	Severance and other Payments	Balance at End of Year
Restructuring Reserve
December 31, 1999	$—	2,994,666	(1,020,266)	(1,190,665)	$783,735
December 31, 2000	$783,735	708,335	(708,335)	(783,735)	$—

        Settlement Costs.    In March of 2001, the Company reached an agreement in principle to settle the class action shareholder lawsuit outstanding against it for $6.0 million. In the fiscal year ended December 31, 2000, the Company recorded a provision of $1.7 million to accrue the estimated costs to be borne by the Company upon the negotiation and execution of a definitive agreement and its final approval by the federal district court in New Hampshire (see Note 14 of Notes to Consolidated Financial Statements).

        (Income) Loss on Sale of AS/400 Product Line.    On January 4, 2000, Omtool sold to IPP certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. The Company believed at the time of the sale of the AS/400 Assets that collectibility of the future payments was not assured and reserved for those future payments in recognizing the loss on sale of the AS/400 Assets. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

        The components of the loss from the sale of the AS/400 Assets during 1999 are as follows:

Consideration received for assets sold	$(600,000)
Less: Reserve for proceeds receivable	450,000

Net Proceeds	(150,000)
Carrying value of assets sold, net of deferred taxes	2,644,500
Additional reserve required for AS/400 receivables not sold	173,000

Loss on sale of AS/400 product line	$2,667,500

        The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000 respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 (see Note 13 of Notes to Consolidated Financial Statements).

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

        Benefit for Income Taxes.    The Company recorded a net loss for the year ended December 31, 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain. The Company recorded an income tax benefit of $857,000 in 1999 as a result of its net operating losses (see Note 6 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

        Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of common stock completed in August 1997. At December 31, 2001, the Company had cash and cash equivalents of $11.2 million, short-term investments of $1.3 million and working capital of $10.2 million.

        The Company's operating activities used cash of $4.9 million and $1.2 million for the years ended December 31, 2001 and 2000 respectively. Net cash used during the year ended December 31, 2001, consisted primarily of a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and an increase in deferred revenue. Net cash used during the year ended December 31, 2000 consisted primarily of a net loss from operations, offset by depreciation and amortization, asset write-offs, a decrease in accounts receivable and prepaid expenses.

        Investing activities provided cash of $1.7 million and provided cash of $14.0 million for the years ended December 31, 2001 and 2000, respectively. The principal uses in both 2001 and 2000 were purchases of short-term investments and property and equipment, offset by proceeds from the sale of short-term investments.

        Financing activities used cash of $142,000 during the year ended December 31, 2001 due primarily to the purchases of treasury stock and provided cash of $282,000 during the year ended December 31, 2000 due primarily to the issuance of common stock.

        At December 31, 2001, the Company did not have any material commitments for capital expenditures.

        Subject to the factors discussed below, the Company believes that the existing cash balances, short-term investments and cash generated from operations will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

Critical Accounting Policies

        The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, beginning on page F-7. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        Revenue Recognition.    The Company generates revenue from licensing the rights to use its software products directly to end users and indirectly through resellers. The Company also generates revenue from sales of support contracts and consulting services to customers who license its products and from resale of related third-party hardware products.

        The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9 and records license revenue in accordance with the residual method as prescribed by SOP 97-3 and SOP 98-9.

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement.

        The Company recognizes software license revenue upon product shipment, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. Revenues are recorded net of an allowance for estimated future returns. If an acceptance period is required, revenues are recognized upon the earlier of the customer's acceptance or the expiration of the acceptance period.

        Revenues from hardware sales are recognized at the time of shipment to the customer or upon expiration of an acceptance period, at which time transfer of ownership occurs and no significant vendor obligations exist.

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

        Research and Development and Software Development Costs.    Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

Certain Factors Affecting Future Operating Results

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion highlights some of the risks which may affect future operating results.

        Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; the Company's strategic alliances; changes in the regulatory environment; the Company's expected liquidity and capital resources and the Company's critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission.

        Product Concentration.    To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in June 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. To date, the Company has not recognized a significant amount of revenues from its Genidocs product. The Company expects that its Genidocs product may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs product will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

        Dependence on Fax Sr. NT and the Windows NT/2000 Environment.    The Company currently derives the largest portion of its revenues from licenses of the Fax Sr. NT product and related services and resale of related hardware. Continued market acceptance of the Fax Sr. NT product is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Fax Sr. NT product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on customer acceptance of new and enhanced versions of the Fax Sr. NT product. There can be no assurance that the Company will continue to be successful in marketing the Fax Sr. NT product or any new or enhanced versions of the Fax Sr. NT product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

        Future Operating Results Uncertain.    The Company was incorporated and shipped its initial facsimile software products in 1991. In the years ending December 31, 1999, 2000 and 2001 the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company's operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses, primarily sales and marketing, may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally, and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

        Dependence on Client/Server Environment.    The Company's enterprise, client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server applications, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected.

        Risks Associated with Delisting From the Nasdaq National Market.    In February 2002, the Nasdaq National Market informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company has until May 15, 2002, to demonstrate compliance with the Nasdaq National Market listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days. If compliance is not regained by May 15, 2002, the Company will be informed by the Nasdaq National Market that it will be delisted. However, if the Company requests and is granted a hearing with the Nasdaq Listing Qualifications Panel, the Company's delisting may be stayed pending the outcome of the hearing. There can be no assurances that the outcome of such a hearing would result in the Company's continued listing on the Nasdaq National Market. The delisting of the Company's common stock from the Nasdaq National Market may materially impair the ability of stockholders to buy and sell shares of the Company's common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. In addition, the delisting of the Company's common stock could significantly impair the Company's ability to raise capital should it desire to do so in the future. The Company intends to take all reasonable measures to regain compliance. The Company's listing on the Nasdaq National Market is highly important to the Company.

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

        The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Captaris), Fenestrae, TopCall International and Biscom. The Company also competes with vendors offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document transmission features; low-end fax modem products; desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

        Many of the Company's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Changes in government laws and regulations may also affect our ability to maintain competitiveness. Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

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

        Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances. The Company markets its products and services directly through telesales and indirectly through marketing channels such as value-added resellers ("VARs"), systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its telesales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to market successfully the Company's products. In addition, there can be no assurance that the Company's resellers and strategic business partners will not develop, acquire or market computer-based facsimile products competitive with the Company's products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company's business, financial condition and results of operations.

        The distributor agreements generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party. The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors. Such relationships may be terminated by either party, at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent the Company's products. Furthermore, the Company's strategic alliances may be terminated by either party, at any time, there can be no assurances that such strategic alliances will continue. The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Ability to Manage Growth.    The Company has expanded its operations and anticipates that expansion will be required in order to address potential market opportunities. The Company may increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance that such expansion would be successfully completed or that it would generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with International Expansion.    An element of the Company's strategy is to continue to maintain its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully maintain international sales, the Company will need to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. The Company has a sales office outside of the United States. Such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2001. Currently, the Company does not engage in foreign currency hedging activities.

Item 8. Financial Statements

        The Company's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-22, respectively, of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

Executive Officers

        The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

Item 11. Executive Compensation and Other Information

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2001.

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

        (3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
4.1	Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)
10.5	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6	Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23	Consent of Arthur Andersen LLP
24	Power of Attorney (included on signature page)
99	Letter to Commission Pursuant to Temporary Note 3T to Article 3 of Regulation S-X

(*)
Indicates a management contract or any compensatory plan, contract or arrangement required to be as an Exhibit pursuant to Item 14(c).

        (b) Reports on Form 8-K.

        The Company did not file any current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

        (c) Exhibits.

        The exhibits required by this Item are listed under Item 14(a)(3).

        (d) Financial Statement Schedules.

        The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 22nd day of March 2002.

OMTOOL, LTD.
By:	/s/ ROBERT L. VOELK Robert L. Voelk Chairman, Chief Executive Officer and President

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

Name	Title	Date

/s/ ROBERT L. VOELK Robert L. Voelk	Chairman, Chief Executive Officer and President	March 22, 2002
/s/ KIRA A. NELSON Kira A. Nelson	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 22, 2002
/s/ RICHARD D. CRAMER Richard D. Cramer	Director	March 22, 2002

/s/ ARNOLD E. DITRI Arnold E. Ditri	Director	March 22, 2002
/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 22, 2002
/s/ MARTIN A, SCHULTZ Martin A. Schultz	Director	March 22, 2002
/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	Director	March 22, 2002

OMTOOL, LTD. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To Omtool, Ltd.:

        We have audited the accompanying consolidated balance sheets of Omtool, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 16, 2002

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,194,118	$14,599,350
Short-term investments	1,296,750	3,283,708
Accounts receivable, less reserves of $630,000 and $980,000 in 2001 and 2000, respectively	1,867,332	1,563,373
Prepaid expenses and other current assets	781,701	506,187
Deferred tax asset	1,225,350	1,258,978

Total current assets	16,365,251	21,211,596
Property and equipment, net	836,366	1,236,745
Other assets, net	13,962	14,425

	$17,215,579	$22,462,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$733,290	$633,413
Accrued liabilities	2,023,601	3,972,231
Deferred revenue	3,383,759	2,966,716

Total current liabilities	6,140,650	7,572,360

Commitments and contingencies (Notes 10 and 14)
Stockholders' equity:
Preferred Stock, $.01 par value Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common Stock, $.01 par value Authorized—35,000,000 shares; Issued—13,009,372 shares	130,093	130,093
Additional paid-in capital	31,924,984	32,074,193
Accumulated deficit	(20,152,079)	(16,443,798)
Treasury Stock (320,305 and 272,144 shares, at cost in 2001 and 2000, respectively)	(734,086)	(778,636)
Cumulative translation adjustment	(93,983)	(91,446)

Total stockholders' equity	11,074,929	14,890,406

	$17,215,579	$22,462,766

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
Revenues:
Software license	$5,050,515	$6,031,647	$12,394,329
Hardware	3,129,151	4,216,231	7,072,337
Service and other	7,174,101	6,659,139	7,619,851

Total revenues	15,353,767	16,907,017	27,086,517

Cost of revenues:
Software license	431,202	423,127	1,070,295
Hardware	2,081,535	3,008,066	4,890,412
Service and other	4,090,719	4,175,093	3,704,314

Total cost of revenues	6,603,456	7,606,286	9,665,021

Gross profit	8,750,311	9,300,731	17,421,496

Operating expenses:
Sales and marketing	6,254,568	6,327,999	11,879,346
Research and development	3,219,227	3,767,167	5,003,070
General and administrative	3,616,008	3,878,359	5,562,467
Restructuring costs and asset write-off	—	708,335	2,994,666
Settlement costs	—	1,700,000	—
(Income) loss on sale of AS/400 product line	—	(446,983)	2,667,500

Total operating expenses	13,089,803	15,934,877	28,107,049

Loss from operations	(4,339,492)	(6,634,146)	(10,685,553)
Interest income	631,211	1,102,358	666,707

Loss before benefit for income taxes	(3,708,281)	(5,531,788)	(10,018,846)
Benefit for income taxes	—	—	(857,432)

Net loss	$(3,708,281)	$(5,531,788)	$(9,161,414)
Net loss per share
Basic and diluted	$(0.29)	$(0.44)	$(0.73)

Weighted average number of common shares outstanding
Basic and diluted	12,731,879	12,706,044	12,600,018

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders' Equity
Balance, December 31, 1998	13,009,372	$130,093	(660,780)	$(1,961,126)	$33,353,598	$(1,750,596)	$(6,700)	$29,765,269
Purchase of Treasury Stock	—	—	(191,000)	(521,425)	—	—	—	(521,425)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	431,655	1,280,553	(1,138,277)	—	—	142,276
Change in cumulative translation adjustment	—	—	—	—	—	—	(39,829)	(39,829)
Net loss	—	—	—	—	—	(9,161,414)	—	(9,161,414)

Balance, December 31, 1999	13,009,372	130,093	(420,125)	(1,201,998)	32,215,321	(10,912,010)	(46,529)	20,184,877
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	147,981	423,362	(141,128)	—	—	282,234
Change in cumulative translation adjustment	—	—	—	—	—	—	(44,917)	(44,917)
Net loss	—	—	—	—	—	(5,531,788)	—	(5,531,788)

Balance, December 31, 2000	13,009,372	130,093	(272,144)	(778,636)	32,074,193	(16,443,798)	(91,446)	14,890,406
Purchase of Treasury Stock			(110,040)	(128,092)	(22,245)			(150,337)
Issuance of shares through Employee Stock Purchase Plan	—	—	11,879	33,142	(24,964)	—	—	8,178
Compensation expense related to issuance of common stock to directors	—	—	50,000	139,500	(102,000)	—	—	37,500
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,537)	(2,537)
Net loss	—	—	—	—	—	(3,708,281)	—	(3,708,281)

Balance, December 31, 2001	13,009,372	$130,093	(320,305)	$(734,086)	$31,924,984	$(20,152,079)	$(93,983)	$11,074,929

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net loss	$(3,708,281)	$(5,531,788)	$(9,161,414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	692,286	813,627	3,007,532
Compensation expense related to issuance of common stock to directors	37,500	—	—
Deferred income taxes	—	—	(869,813)
Loss on sale of AS/400 product line	—	—	2,667,500
Non-cash restructuring costs and asset write-off	—	708,335	1,020,266
Changes in assets and liabilities—
Accounts receivable	(316,648)	1,397,859	2,994,570
Prepaid expenses and other current assets	(311,151)	1,089,441	546,522
Accounts payable	104,970	(393,337)	(266,029)
Accrued liabilities	(1,907,446)	604,091	856,427
Deferred revenue	462,744	101,546	(15,033)
Long-term liabilities	—	—	(38,935)

Net cash (used in) provided by operating activities	(4,946,026)	(1,210,226)	741,593

Cash Flows from Investing Activities:
Purchases of property and equipment	(294,567)	(313,852)	(1,193,804)
Purchases of short-term investments	(1,296,750)	(147,915,052)	(41,735,767)
Proceeds from sale of short-term investments	3,281,999	162,192,745	42,177,162
Decrease (increase) in other assets	463	1,600	(701,302)

Net cash provided by (used in) investing activities	1,691,145	13,965,441	(1,453,711)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	8,178	282,234	142,276
Purchase of treasury stock	(150,337)	—	(521,425)

Net cash (used in) provided by financing activities	(142,159)	282,234	(379,149)
Exchange rate effect on cash	(8,192)	(14,382)	(38,488)

Net (decrease) increase in cash and cash equivalents	(3,405,232)	13,023,067	(1,129,755)
Cash and cash equivalents, beginning of year	14,599,350	1,576,283	2,706,038

Cash and cash equivalents, end of year	$11,194,118	$14,599,350	$1,576,283

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Omtool, Ltd. ("Omtool" or the "Company") is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents and the ability to improve management of its communications. Included in the Company's products is a suite of utility and control functions that are designed to maintain document integrity. Omtool's products enable the integration of business processes that include the exchange of electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. Omtool's premier application, Genidocs, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, digital signatures, authentication, audit trail and delivery confirmation. Genifax, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows 2000 architecture with Genidocs. Omtool's enhanced messaging products, Genidocs and Genifax, have been integrated with both digital scanning and multifunction devices so hard copy documents can be securely delivered electronically.

        The Company is subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, continued market acceptance of the Company's products, competition from substitute products and larger companies and the continued ability to manage and finance the Company's anticipated future growth.

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

        The Company recognizes revenue from product sales upon product shipment, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. Revenues are recorded net of an allowance for estimated future returns. If an acceptance period is required, revenues are recognized upon the earlier of the customer's acceptance or the expiration of the acceptance period.

        Revenues from hardware sales are recognized at the time of shipment to the customer or upon expiration of an acceptance period, at which time transfer of ownership occurs and no significant vendor obligations exist.

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

(c) Research and Development and Software Development Costs

        Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

(d) Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in money market funds and commercial paper.

(e) Short-Term Investments

        As of December 31, 2001 and 2000, the Company had $1,296,750 and $3,283,708 invested in securities consisting of commercial paper. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at market value, which approximates amortized cost at December 31, 2001 and 2000. For the years ended

December 31, 2001, 2000 and 1999, the Company recorded unrealized holding gains of $22,000, $122,000 and $72,000, respectively

(f) Derivative Financial Instruments and Fair Value of Financial Instruments

        The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

        SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2001 and 2000 due to the short-term nature of these instruments.

(g) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using accelerated and straight-line methods over the following useful lives:

		December 31
Asset Classification
	Estimated Useful Life	2001	2000
Computer equipment	1 — 5 years	$2,665,766	$2,466,992
Computer software	2 — 3 years	1,140,243	1,055,711
Furniture and equipment	5 — 7 years	893,878	893,441
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	187,604	174,464
Motor vehicles	4 years	—	22,429

		4,887,491	4,613,037
Less—Accumulated depreciation and amortization		4,051,125	3,376,292

		$836,366	$1,236,745

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

(i) Concentration of Credit Risk and Off-Balance Sheet Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of December 31, 2001, the Company has no significant off-balance sheet risk, such as foreign currency exchange contracts or other hedging instruments. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in established financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

        The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 2001:

Description	Balance at Beginning of Year	Charged to Revenues, Costs and Expenses		Write-offs	Other (1)	Balance at End of Year
Accounts receivable reserve
December 31, 1999	$1,345,000	572,000		—	173,000	$2,090,000
December 31, 2000	$2,090,000	(1,110,000)	(2)	—	—	$980,000
December 31, 2001	$980,000	(350,000)	(2)	—	—	$630,000

(1)
The 1999 amount represents additional reserves resulting from the sale of the Company's AS/400 product line.

(2)
The 2000 and 2001 amounts represent the reversal of reserves through revenue that were no longer required.

        As of December 31, 2001, one customer accounted for 16% of the Company's accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2001. As of December 31, 2000, no single customer accounted for greater than 10% of the Company's accounts receivable. For the years ended December 31, 2001, 2000 and 1999, no single customer accounted for greater than 10% of the Company's total revenues.

(j) Foreign Currency Translation

        The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity in the accompanying consolidated balance sheets. The foreign currency translation gains and losses were immaterial during the years ended December 31, 2001, 2000 and 1999.

(k) Net Loss Per Share

        The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted weighted average shares outstanding for 2001, 2000 and 1999 exclude the potential common shares from stock options because to include them would have been antidilutive for the year presented. For the years ended December 31, 2001, 2000 and 1999, there were 2,328,638, 1,392,013 and 2,214,209 outstanding stock options, respectively, which have an antidilutive effect.

(l) Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its operations.

(3) Comprehensive Loss

        The components of the Company's comprehensive loss are as follows:

	Year Ended December 31,
	2001	2000	1999
Net loss	$(3,708,281)	$(5,531,788)	$(9,161,414)
Foreign currency translation adjustments	(2,537)	(44,917)	(39,829)

Comprehensive loss	$(3,710,818)	$(5,576,705)	$(9,201,243)

(4) Related Party Transactions

        On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. ("eSped") to sublease from the Company 4,500 square feet of the premises the Company is occupying at its Salem, New Hampshire, headquarters. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of Omtool is also the Chief Executive Officer and Chairman of the Board of eSped and Mr. Schultz, a Director of Omtool is also the chief technology officer of eSped. The sub-lease is a tenancy at will and commenced on February 1, 2001. Either party may terminate the sublease with 120 days written notice to the other party. The amount of rent payments received in 2001 as a percentage of building maintenance charges was $50,710 and has been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the sublease have been negotiated at arms-length.

(5) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2001	2000
Accrued salaries and salary-related (Note 14)	$699,326	$927,397
Accrued settlement costs	—	1,700,000
Accrued professional fees	234,055	372,507
Other accrued expenses	1,090,220	972,327

	$2,023,601	$3,972,231

(6) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2001, the Company had available, subject to review and possible adjustment by the Internal Revenue Service (IRS), net operating loss carryforwards of approximately $15.0 million to be used to offset future taxable income, if any. The Company also has federal tax credits carryforwards of approximately $922,000. If not utilized, these carryforwards expire through 2021 and are subject to review and possible adjustment by the IRS. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code (IRC), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

        The components of the deferred tax asset are as follows:

	December 31,
	2001	2000
Net operating loss carryforward	$5,111,000	$2,889,000
Research and development tax credit carryforwards	922,000	808,000
Accrued liabilities and reserves	856,000	1,721,000
Valuation allowance	(5,663,650)	(4,159,022)

Net deferred tax asset	$1,225,350	$1,258,978

        Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance relating to a portion of its deferred tax asset for which realization is uncertain.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2001	2000	1999
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
(Decrease) increase in tax resulting from—
State tax benefit, net of federal benefit	(4.4)	(2.7)	(4.3)
Non-deductible goodwill	—	—	(3.1)
Tax-exempt interest	—	0.6	2.0
Research and development tax credits	3.1	2.6	1.0
Difference in foreign tax rates	(0.3)	(0.5)	(0.4)
Increase in valuation allowance	33.7	33.8	28.9
Other	1.9	0.2	1.3

Benefit for income taxes	—%	—%	(8.6)%

        The benefit for income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$—	$—	$(149,618)
State	—	—	(37,404)
Foreign	—	—	535,974

	—	—	348,952

Deferred
Federal	—	—	$(470,382)
State	—	—	(117,596)
Foreign	—	—	(618,406)

	—	—	(1,206,384)

Benefit for income taxes	$—	$—	$(857,432)

        The components of domestic and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
Domestic	$(3,495,818)	$(4,966,005)	$(9,225,310)
Foreign	(212,463)	(565,783)	(793,536)

	$(3,708,281)	$(5,531,788)	$(10,018,846)

(7) Stockholders' Equity

  (a) Treasury Stock

        In October 1998, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 2001, the Company repurchased a total of 975,855 shares under this program.

  (b) Reserved Common Stock

        As of December 31, 2001, $4,426,120 shares of common stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

  (c) Preferred Stock

        The Company's Amended and Restated Certificate of Incorporation provides for, and the Board of Directors and stockholders authorized, 2,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. The Board of Directors has no present plans to issue any shares of preferred stock.

(8) Stock Plans

  (a) Stock Option Plans

        The Company's 1996 Stock Option Plan (the "1996 Plan") provided for the granting of options covering 1,500,000 shares of common stock. The 1996 Plan, administered by the Board of Directors, allows for the granting of "incentive stock options" within the meaning of the IRC of 1986, as amended, and nonqualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

        The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the issuance of common stock pursuant to the grant to employees of "incentive stock options" within the meaning of the IRC of 1986, as amended, and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of common stock which may be issued pursuant to the 1997 Plan is 4,300,000.

        The following is a summary of all stock option activity:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding, December 31, 1998	1,375,948	$0.25-$9.00	$3.00
Granted	1,794,500	2.00-4.38	3.25
Exercised	(417,114)	0.25-1.85	0.26
Canceled	(539,125)	1.85-4.88	4.63

Outstanding, December 31, 1999	2,214,209	0.25-9.00	3.32
Granted	892,104	0.91-2.88	2.52
Exercised	(127,225)	1.85-2.94	1.94
Canceled	(1,587,075)	1.85-9.00	3.42

Outstanding, December 31, 2000	1,392,013	0.25-5.50	2.82
Granted	1,185,000	0.72-2.06	1.20
Canceled	(248,375)	0.25-4.88	2.21
Outstanding, December 31, 2001	2,328,638	$0.25-$5.50	$2.06

Exercisable, December 31, 2001	614,297	$0.25-$5.50	$2.85

Exercisable, December 31, 2000	269,059	$0.25-$5.50	$3.32

Exercisable, December 31, 1999	314,908	$0.25-$9.00	$3.65

        At December 31, 2001, options to purchase 1,962,371 shares of common stock were available for future grants under the 1997 Plan.

        The range of exercise prices for options outstanding and options exercisable at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.25	13,834	4.0	$0.25	13,834	$0.25
0.72-0.91	743,500	9.3	.75	62,750	0.77
1.20	93,000	9.7	1.20	—	—
1.85-2.75	954,954	8.5	2.26	290,938	2.27
2.88-3.63	263,500	8.0	2.90	68,625	2.92
4.38-5.50	259,850	6.9	4.62	178,150	4.69

	2,328,638	8.6	$2.06	614,297	$2.85

  (b) 1997 Employee Stock Purchase Plan

        The 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") provides for the issuance of a maximum of 200,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. As of December 31, 2001, 64,889 shares had been issued under the 1997 Purchase Plan.

  (c) Stock Based Compensation

        The Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation, for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 2001, 2000 and 1999 had a weighted average fair value of $0.77, $1.65 and $2.10, respectively. The weighted average assumptions are as follows:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.58%	6.25%	5.38%
Volatility	85.0%	85.0%	85.0%
Expected dividend yield	—	—	—
Expected lives	4 Years	4 Years	4 Years

        The pro forma effect on the Company of applying SFAS No. 123 for all options to purchase common stock and shares issued under its 1997 stock purchase plan would be as follows:

	Year Ended December 31,
	2001	2000	1999
Net loss, pro forma	$(5,080,784)	$(6,500,733)	$(10,176,029)
Basic and diluted net loss per share, pro forma	$(0.40)	$(0.51)	$(0.81)

(9) 401(k) and Profit-Sharing Plan

        The Company's 401(k) and profit-sharing plan (the "Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $130,000, $60,000 and $178,000 to the Profit-Sharing Plan for the years ended December 31, 2001, 2000 and 1999, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2001, 2000 and 1999, the Company made no additional discretionary contributions.

(10) Lease Commitments

        The Company leases certain equipment and its office facilities under operating leases that expire at various times through May 2005.

        Future minimum lease payments under these leases at December 31, 2001 are as follows:

Year ending December 31,
2002	$343,000
2003	138,000
2004	112,000
2005	30,000

$623,000

        Rent expense, net of subrentals, included in the accompanying consolidated statements of operations was approximately $463,000, $568,000 and $595,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(11) Segment and Geographic Information

        To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        Total revenues from international sources were approximately $2.3 million, $3.1 million and $6.7 million in 2001, 2000 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	1999
Total revenues (1)
United States	$13,021,036	$13,835,107	$20,416,251
United Kingdom	978,872	1,399,838	3,682,532
Other North America	785,605	789,247	717,861
Other Europe	394,274	490,761	1,648,186
Latin America/Pacific Rim	34,877	53,076	486,799
Middle East/Far East	130,368	308,209	84,220
Australia	8,735	30,779	50,668

	$15,353,767	$16,907,017	$27,086,517

Long-lived assets (2)
North America	$789,915	$1,154,219	$2,239,778
Europe	60,413	96,951	238,525

	$850,328	$1,251,170	$2,478,303

(1)
Revenues are attributed to geographic regions based on location of customer.

(2)
Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(12) Restructuring Costs and Asset Write-off

        In the first quarter of 1999, the Company announced a restructuring of certain of its operations, and recorded a nonrecurring pretax charge of $1,128,000 in accordance with Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring), and SAB No. 100, Restructuring and Impairment Charges.The nonrecurring charge included severance-related costs associated with a workforce reduction, primarily in the Company's European and Florida operations, of approximately nine persons in sales, 12 persons in general and administrative and three persons in research and development. The balance of this charge included a write-down of assets associated with the closure of the Company's Florida facility.

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

        During 1998, the Company acquired a perpetual license to utilize certain patented fax technology which was capitalized and was being amortized over its estimated useful life of five years. During 1999, the Company determined that the carrying value of this asset should be reduced to reflect its impairment in accordance with SFAS No. 121, and has included such impairment totaling approximately $1.0 million within the charges described above. The carrying value was reduced based upon an undiscounted cash flow analysis reflecting the Company's future product plans, in which this patented technology is no longer expected to be utilized.

        In the fourth quarter of 2000, in accordance with SFAS No. 121, the Company assessed the carrying value of an investment and determined that an impairment charge of $708,335 was required to write the asset down to fair value.

        The components of the restructurings and asset write-offs in 2000 and 1999 are as follows:

	Year Ended December 31,
	2000	1999
Employee severance, benefits and related costs	$—	$1,864,000
Asset write-off	708,335	1,020,266
Lease termination and relocation costs	—	60,400
Other	—	50,000

	$708,335	$2,994,666

        The rollforward of the restructuring reserve is as follows:

Description	Balance at Beginning of Year	Provision	Asset Impairment Write-offs	Severance And other Payments	Balance at End of Year
Restructuring Reserve
December 31, 1999	$—	2,994,666	(1,020,266)	(1,190,665)	$783,735
December 31, 2000	$783,735	708,335	(708,335)	(783,735)	$—

        As of December 31, 2000 all amounts expected to be paid in connection with the restructuring had been paid.

(13) Disposal of AS/400 Product Line

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

        The components of the loss from the sale of the AS/400 Assets during 1999 are as follows:

Consideration received for assets sold	$(600,000)
Less—Reserve for proceeds receivable	450,000

Net Proceeds	(150,000)
Carrying value of assets sold, net of deferred taxes	2,644,500
Additional reserve required for AS/400 receivables not sold	173,000

Loss on sale of AS/400 product line	$2,667,500

        The Company received payments aggregating $446,983 from IPP during 2000 and recorded them as a recovery in the year ended December 31, 2000.

(14) Litigation Settlement

        On October 5, 1999, a purported securities class action complaint was filed in the United States District Court for the District of New Hampshire. As of March 31, 2001, the parties reached an agreement-in-principle to settle the Class Action. On June 28, 2001, the parties filed a definitive settlement agreement with the Court. On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement. On October 23, 2001, the Court ordered final approval of the settlement, and final judgment has entered and become effective, resulting in full dismissal of the Class Action litigation against all defendants. The terms of the $6 million settlement included a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The Company accrued its portion of the settlement as of December 31, 2000.

(15) Quarterly Results of Operations (unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2000.

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$3,914,436	$3,800,618	$3,536,814	$4,101,899
Gross profit	2,061,667	2,099,739	2,076,113	2,512,792
Net loss	(716,704)	(1,115,928)	(1,124,708)	(750,941)
Net loss per share
Basic and diluted	$(0.06)	$(0.09)	$(0.09)	$(0.05)
	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$4,527,413	$4,020,720	$4,319,433	$4,039,451
Gross profit	2,551,707	2,399,789	2,136,025	2,213,210
Net loss	(1,685,154)	(930,381)	(525,778)	(2,390,475)
Net loss per share
Basic and diluted	$(0.13)	$(0.07)	$(0.04)	$(0.20)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
4.1	Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)
10.5	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6	Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23	Consent of Arthur Andersen LLP
24	Power of Attorney (included on signature page)
99	Letter to Commission Pursuant to Temporary Note 3T to Article 3 of Regulation S-X

(*)
Indicates a management contract or any compensatory plan, contract or arrangement required to be as an Exhibit pursuant to Item 14(c).

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
BUSINESS
PART II
SELECTED CONSOLIDATED FINANCIAL DATA
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
OMTOOL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
OMTOOL, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX