Form 10-Q
period 2002-03-31
OMTOOL LTD
filed 2002-05-13
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒   No

There were 12,705,449 shares of the Company’s Common Stock, par value $0.01, outstanding on May 8, 2002.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I    FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,270,660	$11,194,118
Short-term investments	—	1,296,750
Accounts receivable, less reserves of $626,000 and $630,000 in 2002 and 2001, respectively	2,601,087	1,867,332
Prepaid expenses and other current assets	638,025	781,701
Deferred tax asset	1,225,350	1,225,350
Total current assets	15,735,122	16,365,251

Property and equipment, net	783,738	836,366

Other assets, net	13,962	13,962

Total assets	$16,532,822	$17,215,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$851,927	$733,290
Accrued liabilities	2,057,471	2,023,601
Deferred revenue	3,619,074	3,383,759
Total current liabilities	6,528,472	6,140,650

Stockholders’ equity:
Preferred Stock, $.01 par value —
Authorized — 2,000,000; Issued and outstanding — none	—	—
Common Stock, $.01 par value —
Authorized — 35,000,000; Issued —
13,009,372 shares	130,093	130,093
Additional paid-in capital	31,898,362	31,924,984
Accumulated deficit	(21,239,481)	(20,152,079)
Treasury Stock (303,923 shares and 320,305 shares at cost in 2002 and 2001, respectively)	(696,571)	(734,086)
Cumulative translation adjustment	(88,053)	(93,983)
Total stockholders’ equity	10,004,350	11,074,929

Total liabilities and stockholders’ equity	$16,532,822	$17,215,579

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Software license	$1,278,821	$1,340,548
Hardware	783,041	835,986
Service and other	1,900,762	1,737,902

Total revenues	3,962,624	3,914,436

Cost of revenues:
Software license	74,213	139,292
Hardware	517,116	555,059
Service and other	770,050	1,158,418

Total cost of revenues	1,361,379	1,852,769

Gross profit	2,601,245	2,061,667

Operating expenses:
Sales and marketing	1,646,830	1,406,853
Research and development	832,441	857,440
General and administrative	1,260,557	765,642

Total operating expenses	3,739,828	3,029,935

Loss from operations	(1,138,583)	(968,268)

Interest income	51,181	251,564

Net loss	$(1,087,402)	$(716,704)

Net loss per share
Basic and Diluted	$(0.09)	$(0.06)

Weighted average number of common shares outstanding
Basic and Diluted	12,705,449	12,750,015

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(1,087,402)	$(716,704)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	136,901	176,619
Changes in assets and liabilities—
Accounts receivable	(739,015)	206,252
Prepaid expenses and other current assets	161,439	(29,968)
Accounts payable	121,413	(101,762)
Accrued liabilities	19,985	(182,598)
Deferred revenue	243,630	305,222

Net cash used in operating activities	(1,143,049)	(342,940)

Cash Flows from Investing Activities:
Purchases of property and equipment	(85,525)	(56,575)
Proceeds from sale of short-term investments	1,296,750	3,280,511

Net cash provided by investing activities	1,211,225	3,223,936

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	10,893	17,895

Foreign exchange effect on cash	(2,527)	(8,916)

Net increase in cash and cash equivalents	76,542	2,889,975

Cash and cash equivalents, beginning of period	11,194,118	14,599,350

Cash and cash equivalents, end of period	$11,270,660	$17,489,325

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)               Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of investments in money market funds and commercial paper.

(b) Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation.  Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and revenues and expenses are translated at the average exchange rates during the period.  All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. The foreign currency translation gains and losses were immaterial during  the periods ended March 31, 2002 and 2001, respectively.

(c) Net Loss per Common Share

          The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2001 exclude the potential common shares from stock options because to include them would have been antidilutive for the periods presented. For the three months ended March 31, 2002 and 2001, there were 2,373,013 and 1,989,388 outstanding stock options, respectively, which have an antidilutive effect.

(3)               Comprehensive Income (Loss)

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2002	2001
Net loss	$(1,087,402)	$(716,704)
Foreign currency translation adjustments	5,930	1,667
Comprehensive loss	$(1,081,472)	$(715,037)

Segment and Geographic Information

  To date, the Company views its operations and manages its business principally as one segment, software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Total revenues from international sources were approximately $757,000 for the three months ended March 31, 2002, and $597,000 for the three months ended March 31, 2001. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended March 31,
Total revenues (1)	2002	2001
United States	$3,205,762	$3,317,357
United Kingdom	408,778	209,860
Other North America	190,085	265,610
Other Europe	83,661	59,354
Latin America / Pacific Rim	24,445	17,024
Middle East / Far East	43,928	36,496
Australia	5,965	8,735
	$3,962,624	$3,914,436

	March 31,	December 31,
Long-lived assets (2)	2002	2001
North America	$740,807	$789,915
Europe	56,893	60,413
	$797,700	$850,328

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to the Company’s Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 22, 2002.

Overview

                Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s Genidocs™ product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet.  Omtool’s Fax Sr.™, LegalFax™ and Genifax™ product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization’s management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company’s revenues is derived from licensing rights to use its Fax Sr. software product directly to end-users and indirectly through resellers.

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

The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 14% and 8% of the Company’s total revenues for the three months ended March 31, 2002 and 2001, respectively.

The Company’s United Kingdom subsidiary transacts business primarily in its local currency.  The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this policy will eliminate all currency exposure. Foreign currency exposure has not been material to the Company’s financial position or results of operations to date.  If the Company’s business denominated in foreign currencies increases, the Company may be required to use derivatives to hedge foreign currency exposure.

The Company continues to actively recruit value added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company’s indirect distribution channels represent approximately 39% and 43% of the Company’s total revenues for the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended March 31,
	2002	2001
Revenues:
Software license	32.2%	34.2%
Hardware	19.8	21.4
Service and other	48.0	44.4
Total revenues	100.0	100.0
Cost of revenues:
Software license	1.9	3.6
Hardware	13.0	14.2
Service and other	19.5	29.7
Total cost of revenues	34.4	47.3
Gross profit	65.6	52.7
Operating expenses:
Sales and marketing	41.5	36.0
Research and development	21.0	21.9
General and administrative	31.8	19.6
Total operating expenses	94.3	77.4
Loss from operations	(28.7)	(24.7)
Interest income	1.3	6.4

Net loss	(27.4% )	(18.3% )

Gross profit:
Software license	94.2%	89.6%
Hardware	34.0	33.6
Service and other	59.5	33.3

Three Months Ended March 31, 2002 and 2001

Revenues

Total Revenues.  The Company’s revenues are currently derived from licensing fees of the Company’s software products and from related sales of hardware and services.  The Company’s total revenues were $4.0 million for the three months ended March 31, 2002 and $3.9 million for the three months ended March 31, 2001.

Software License.  The Company’s software license revenues are derived primarily from the licensing of the Company’s Fax Sr. and Genifax products.  Software license revenues were $1.3 million for each of the three months ended March 31, 2002 and 2001.  Software license revenues accounted for 32% and 34% of total revenues for each respective period.  The decrease in software license revenue as a percentage of total revenues is a result of higher service and other revenues as a percentage of total revenues for the three months ended March 31, 2002 compared to service and other revenues as a percentage of total revenues for the three months ended March 31, 2001.

Hardware.  Hardware revenues are derived from the resale of third–party hardware products sold to the Company’s customers in conjunction with the licensing of the Company’s software. Hardware revenues were $783,000 for the three months ended March 31, 2002 and $836,000 for the three months ended March 31, 2001, representing a decrease of 6%. Hardware revenues accounted for 20% and 21% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales in the three month period ended March 31, 2002 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.9 million for the three months ended March 31, 2002 and $1.7 million for the three months ended March 31, 2001, representing an increase of 9%. Service and other revenues accounted for 48% and 44% of total revenues for each respective period. The increase in service and other revenues is due to the continued growth in deferred support revenues and an increase in other revenues resulting from consulting services performed in connection with providing customers with customized software functionality.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third–party software products, product media and product duplication.  Cost of software license revenues was $74,000 and $139,000 for the three months ended March 31, 2002 and 2001, respectively, representing 6% and 10% of software license revenues for each respective period.  Software license gross margin percentages increased to 94% for the three months ended March 31, 2002 from 90% for the three months ended March 31, 2001.  The increase in gross margin and the decrease in dollar amount is due to a decrease in royalty payments associated with certain software sales.

Hardware.  Cost of hardware revenues consists primarily of the costs of third–party hardware products. Cost of hardware revenues was $517,000 and $555,000 for the three months ended March 31, 2002 and 2001, respectively, representing 66% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company’s products. The gross margin percentage for hardware sales was 34% for each of the three month periods ended March 31, 2002 and 2001.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service–related expenses.  Cost of service and other revenues was $770,000 and $1.2 million for the three months ended March 31, 2002 and 2001, respectively, representing 41% and 67% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 59% for the three months ended March 31, 2002, compared to 33% in the same period in 2001.  The increase in gross margin and the decrease in the dollar amount of cost of service and other revenues was due primarily to a fewer number of employees in the service and support department.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.6 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, or 42% and 36% of total revenues for each respective period.  The increase in dollar amount and as a percent of total revenues was due to an increase in commissions paid to sales personnel as well as an increase in the number of sales personnel and their associated expenses.  The Company expects that sales and marketing expenses are likely to increase in absolute terms.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $832,000 for the three months ended March 31, 2002 and $857,000 for the three months ended March 31, 2001, representing 21% and 22% of total revenues for each respective period.  The decrease in the expense and in the expense as a percent of total revenues was due to a fewer employees in the research and development department.  The Company expects research and development expenses to remain consistent in absolute terms.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $1.3 million and $766,000 for the three months ended March 31, 2002 and 2001, respectively, or

32% and 20% of total revenues for each period. The increase, in dollar amount and as a percent of total revenues, is due to the addition of certain general and administrative personnel and overhead costs associated with supporting such personnel, an increase in management consulting expenses and an increase in state sales tax accruals during the quarter.  The Company expects general and administrative expenses to remain consistent in absolute terms.

Interest Income.  Interest income consists principally of interest income earned on cash balances.  Interest income was $51,000 for the three months ended March 31, 2002 and $252,000 for the three months ended March 31, 2001.  The decrease is due to changes in principal balances and an approximate 66% reduction in interest rates that the Company was earning on its investments.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, private sales of preferred stock and its initial public offering of Common Stock completed in August 1997. At March 31, 2002, the Company held cash and cash equivalents of $11.3 million and working capital of $9.2 million.

The Company’s operating activities used cash of $1.1 million and $343,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used during the three months ended March 31, 2002 consisted primarily of a net loss from operations and a decrease in accounts receivable offset by an increase in deferred revenue.  Net cash used during the three months ended March 31, 2001 resulted from a net loss from operations and decreases in accounts payable and accrued liabilities offset by a decrease to accounts receivable and an increase in deferred revenue.

Investing activities provided cash of $1.2 million and $3.2 million during the three months ended March 31, 2002 and 2001, respectively.  During the three months ended March 31, 2002 and 2001, the principal use of this cash was purchases of property and equipment offset by proceeds from the sale of short-term investments.

Financing activities provided cash to the Company in the amount of $11,000 and $18,000 during the three months ended March 31, 2002 and 2001, respectively, due to the net proceeds from the issuance of common stock.

At March 31, 2002, the Company did not have any material commitments for capital expenditures.

Subject to the factors discussed below, the Company believes that the existing cash balances, short-term investments and cash generated from operations will be sufficient to finance the Company’s operations for the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash.  There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks which may affect future operating results.

                Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called “forward–looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s business; the Company’s strategic alliances; changes in the regulatory environment; and the Company’s expected liquidity and capital resources) may constitute forward–looking statements. These forward–looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward–looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Product Concentration.  To date, much of the Company’s revenues have been attributable to licenses of the Company’s facsimile based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company’s future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in June 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  To date, the Company has not recognized a significant amount of revenues from its Genidocs product. The Company expects that its Genidocs product may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs product will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

New Products and Technological Change.  The markets for the Company’s products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company’s future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company, such as the Genidocs and Genifax products will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company’s existing products obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company’s existing product offerings. There can be no assurance that announcements of new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company’s existing or planned products and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Market Risks for Secure Business-to-Business Electronic Document Exchange Solutions.  The market for Genidocs, the Company’s secure business-to-business electronic document exchange solution is new and evolving rapidly. The Company’s success will depend upon the adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. The Company’s success will also depend upon acceptance of its technology as the standard for providing these solutions. The adoption and use of the Company’s secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information. The Company’s ability to influence usage of its secure business-to-business electronic document exchange solution by customers is limited. The Company intends to spend considerable resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for the Company’s secure business-to-business electronic document exchange solution, or its growth rate, if any. Moreover, the Company cannot predict whether the Company’s secure business-to-business electronic document exchange solution will achieve any market acceptance. Any future products or future product enhancements that are not favorably received by customers may not be profitable and, furthermore, could damage the Company’s reputation or brand name.

Dependence on Fax Sr. NT and the Windows NT/2000 Environment.  The Company currently derives a significant portion of its revenues from licenses of the Fax Sr. NT product and related services and resale of related hardware. Continued market acceptance of the Fax Sr. NT product is critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Fax Sr. NT product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on customer acceptance of new and enhanced versions of the

Fax Sr. NT product. There can be no assurance that the Company will continue to be successful in marketing the Fax Sr. NT product or any new or enhanced versions of the Fax Sr. NT product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 1999, 2000 and 2001 the Company had operating losses and decreasing revenues and in the three months ended March 31, 2002, the Company had operating losses. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses, primarily sales and marketing, may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company’s secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct telesales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

Dependence on Client/Server Environment.  The Company’s enterprise, client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will move away from the use of stand–alone fax machines or continue to adopt client/server environments, or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company’s future financial performance will depend in large part on continued growth in the market for client/server applications, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition and results of operations would be materially adversely affected.

Risks Associated with Delisting From the Nasdaq National Market.  In February 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until May 15, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days.  On April 16, 2002, the Company received confirmation that it had achieved compliance with those listing requirements.   In addition, the SEC recently approved certain changes to the Nasdaq continued listing quantitative standards.  Effective November 30, 2002, Nasdaq’s current $4 million net tangible asset standard is being replaced with a $10 million stockholder’s equity requirement for continued listing on Nasdaq.  The other requirements for continued listing on Nasdaq are:  $750,000 in public float; $5 million value of public float; $1 minimum bid price and 400 round lot holders.  If the Company’s stockholder’s equity is below $10 million on November 1, 2002, the Company will be subject to possible delisting unless it takes action to increase its stockholder equity.  Stockholder’s equity decreased in each of the fiscal years ended December 31, 1999, 2000 and 2001.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  In addition, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.  The Company’s listing on Nasdaq is highly important to the Company and the Company intends to take all reasonable measures to maintain compliance.

The Use of Arthur Andersen as the Company’s Independent Auditors. In March 2002, Arthur Andersen LLP ("Arthur Andersen") was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Arthur Andersen has publicly stated that it intends to contest vigorously the indictment. As a public company, Omtool is required to file with the Securities and Exchange Commission annual financial statements audited by independent auditors. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Certain investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. The Company’s access to the capital markets and its ability to make timely Securities and Exchange Commission filings could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited or reviewed by Arthur Andersen, if Arthur Andersen becomes unable to make required representations to the Company or if for any reason (including the loss of key members of the Company’s audit team from Arthur Andersen) Arthur Andersen is unable to perform required audit-related services for the Company in a timely manner.  Currently in view of the highly publicized events involving Arthur Andersen and the other developments relating to the firm, the Board of Directors has delegated to the Audit Committee the responsibility to work with management to review the qualifications of the major national accounting firms to serve as the Company’s independent auditors for the fiscal year ending December 31, 2002.  The Audit Committee is in the process of assembling a list of candidate firms, evaluating their qualifications and shall make a recommendation to the full Board of Directors.  This process does not reflect any criticism of Arthur Andersen’s services rendered to the Company.  The Board of Director’s selection will be announced after the Company completes its deliberations but at the time of preparing this Report on Form 10-Q no decision has been made.  The Board of Directors selection of independent auditor for the fiscal year ending December 31, 2002 may have a disruptive effect on the Company’s operations and affect the price and liquidity of the Company’s Common Stock.

Intense Competition.  The secure business-to-business electronic document exchange solution and enterprise, client/server facsimile solution markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, reliability and features; product adoption; ease of use; product scaleability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer–based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders and industry and general economic trends.

                The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company’s solutions provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express, United Parcel Service (“UPS”) or the U.S. Postal Service. The Company’s solution is also an alternative to general-purpose e-mail applications and services. In the area of secure online document exchange, the Company’s competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company’s products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, UPS, the U.S. Postal Service and Zixit.  In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company’s products or through other companies’ product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage.  Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

                The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Captaris), Fenestrae, TopCall International and Biscom. The Company also competes with vendors offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Mail.com; operating systems containing facsimile and document transmission features; low-end fax modem products;desktop fax software; single–platform facsimile software products; and

customized proprietary software solutions. In addition, providers of operating systems or business software applications may decide to bundle competitive facsimile solutions as part of their broader product offerings.

                Many of the Company’s competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company’s products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior—in terms of price and performance features—to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins.  Changes in government laws and regulations may also affect our ability to maintain competitiveness.  Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company’s ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

Fluctuations in Quarterly Results of Operations; Seasonality.  The Company’s quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company’s products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company’s current and planned products on a timely basis; the level of product and price competition: changes in operating expenses; changes in average selling prices and mix of the Company’s products: changes in the Company’s sales incentive strategy; the mix of direct and indirect sales, and general economic factors, including a continued decline in the growth rate of the overall U.S. economy. In addition, the sale of the Company’s products often involves delays because customers tend to implement the products on a large scale and they also must establish certain minimum hardware capabilities. The Company’s products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company’s products. During such sales cycles, the Company may expend substantial funds and management efforts yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fails to close as forecasted in a fiscal quarter, the Company’s revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

                The Company’s business has experienced and is expected to continue to experience seasonality. The Company has historically had and expects to continue to have weaker sales in the months of July and August which may have an adverse affect on third quarter sales. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns.

                In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange and enterprise, client/server facsimile solutions software is evolving rapidly and the Company’s sales cycle, from the customer’s initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter.  License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company’s products typically are shipped upon receipt of customers’ orders.

                A substantial portion of the Company’s operating expense is related to personnel, facilities, equipment and marketing programs. The level of spending for such expense cannot be adjusted quickly and is therefore fixed in the short term. The Company’s expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on the

Company’s expectations of future revenues on a quarterly basis. If actual revenue levels on a quarterly basis are below management’s expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company’s expense varies with its revenue in the short term.

                Due to all of the foregoing factors, it is likely that in some future periods the Company’s results of operations will be below the expectations of securities analysts and investors. In such event, the price of the Company’s common stock would likely be materially adversely affected.

Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.  The Company markets its products and services directly through telesales and indirectly through marketing channels such as VARs, systems integrators and distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its telesales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company’s products. In addition, there can be no assurance that the Company’s resellers and strategic business partners will not develop, acquire or market computer–based facsimile products that are competitive with the Company’s products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company’s business, financial condition and results of operations.

                The distributor agreements generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party.  The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors.  Such relationships may be terminated by either party, at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent the Company’s products.  Furthermore, the Company’s strategic alliances may be terminated by either party, at any time, there can be no assurances that such strategic alliances will continue.  The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on the Company’s business, financial condition and results of operations.

                Selling through indirect channels may limit the Company’s contacts with its customers.  As a result, the Company’s ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company’s strategy of marketing its products directly to end-users and indirectly through VARs, systems integrators and distributors may result in distribution channel conflicts. The Company’s direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. As the Company strives to expand its indirect distribution channels, there can be no assurance that emerging channel conflicts will not materially adversely affect its relationships with existing VARs, systems integrators or distributors or adversely affect its ability to attract new VARs, systems integrators and distributors.

Risks Associated with Acquisitions.  The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company’s business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses would be incurred in connection with future acquisitions.  In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings.  Any financing, if available at all, may be on terms which are not favorable to the Company.  The Company may also issue shares of its common stock to acquire such businesses, which may result in dilution to the Company’s existing stockholders.

Ability to Manage Growth.  The Company has expanded its operations and anticipates that expansion will be required in order to address potential market opportunities. The Company may increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance that such expansion would be completed successfully or that it would generate sufficient revenues to cover the Company’s expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company’s business, financial condition and results of operations.

 Risks Associated with International Expansion.  An element of the Company’s strategy is to continue to maintain its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully maintain international sales, the Company needs to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain international sales of its products or that the Company’s international distribution channels will be able to adequately market, service and support the Company’s products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.  The Company has a sales office outside of the United States, such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company’s future international sales and, consequently, the Company’s business, financial condition and results of operations. To date, a majority of the Company’s sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

 Dependence on Key Personnel.  The Company’s future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement or by a noncompetition agreement. The loss of the services of one or more of the Company’s executive officers or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and municipal bonds that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2002. Currently the Company does not engage in foreign currency hedging activities.

PART II		OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

		Exhibit Number	Description

	10.9	Consulting Arrangement with Arnold E. Ditri

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

May 13, 2002	By:	/s/ Timothy P. Losik
Timothy P. Losik
Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer