Form 10-Q
period 2002-06-30
OMTOOL LTD
filed 2002-08-14
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒    No ☐

There were 12,717,493 shares of the Company’s Common Stock, par value $0.01, outstanding on August 12, 2002.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,429,631	$11,194,118
Short-term investments	—	1,296,750
Accounts receivable, less reserves of $716,000 at June 30, 2002 and $630,000 at December 31, 2001	1,365,181	1,867,332
Inventory – finished goods	292,637	168,039
Prepaid expenses and other current assets	424,921	613,662
Deferred tax asset	—	1,225,350
Total current assets	12,512,370	16,365,251

Property and equipment, net	758,333	836,366

Other assets, net	13,962	13,962

Total assets	$13,284,665	$17,215,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578,448	$733,290
Accrued liabilities	2,821,676	2,023,601
Deferred revenue	3,269,398	3,383,759
Total current liabilities	6,669,522	6,140,650

Stockholders’ equity:
Preferred Stock, $.01 par value — Authorized — 2,000,000; Issued and outstanding — none	—	—
Common Stock, $.01 par value — Authorized — 35,000,000; Issued — 13,009,372 shares	130,093	130,093
Additional paid-in capital	31,898,362	31,924,984
Accumulated deficit	(24,615,774)	(20,152,079)
Treasury Stock (309,623 shares at cost at June 30, 2002 and 320,305 shares at cost at December 31, 2001)	(701,910)	(734,086)
Cumulative translation adjustment	(95,628)	(93,983)
Total stockholders’ equity	6,615,143	11,074,929

Total liabilities and stockholders’ equity	$13,284,665	$17,215,579

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Software license	$862,591	$1,230,726	$2,141,412	$2,571,274
Hardware	648,258	714,881	1,431,299	1,550,867
Service and other	1,780,658	1,855,011	3,681,420	3,592,913

Total revenues	3,291,507	3,800,618	7,254,131	7,715,054

Cost of revenues:
Software license	78,632	81,497	152,845	220,789
Hardware	443,701	435,528	960,817	990,587
Service and other	829,127	1,183,854	1,599,177	2,342,272

Total cost of revenues	1,351,460	1,700,879	2,712,839	3,553,648

Gross profit	1,940,047	2,099,739	4,541,292	4,161,406

Operating expenses:
Sales and marketing	1,875,410	1,670,525	3,522,240	3,077,378
Research and development	863,484	840,371	1,695,925	1,697,811
General and administrative	1,398,586	883,031	2,659,143	1,648,673

Total operating expenses	4,137,480	3,393,927	7,877,308	6,423,862

Loss from operations	(2,197,433)	(1,294,188)	(3,336,016)	(2,262,456)

Interest income	46,490	178,260	97,671	429,824

Loss before tax provision	(2,150,943)	(1,115,928)	(3,238,345)	(1,832,632)

Tax provision	1,225,350	—	1,225,350	—

Net loss	$(3,376,293)	$(1,115,928)	$(4,463,695)	$(1,832,632)

Net loss per share
Basic and Diluted	$(0.27)	$(0.09)	$(0.35)	$(0.14)

Weighted average number of common shares outstanding
Basic and Diluted	12,704,249	12,747,484	12,702,599	12,748,750

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(4,463,695)	$(1,832,632)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	267,470	368,731
Deferred taxes	1,225,350	33,628
Changes in assets and liabilities—
Accounts receivable	514,457	473,492
Prepaid expenses and other current assets	170,575	856
Inventory	(123,911)	22,070
Accounts payable	(161,332)	113,514
Accrued liabilities	806,478	(2,232,967)
Deferred revenue	(133,811)	290,060

Net cash used in operating activities	(1,898,419)	(2,763,248)

Cash Flows from Investing Activities:
Purchases of property and equipment	(186,509)	(145,697)
Proceeds from sale of short-term investments	1,296,750	3,280,511

Net cash provided by investing activities	1,110,241	3,134,814

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	10,893	17,895
Purchases of treasury stock	(5,339)	(10,265)
Net cash provided by financing activities	5,554	7,630

Foreign exchange effect on cash	18,137	21,096

Net increase (decrease) in cash and cash equivalents	(764,487)	400,292

Cash and cash equivalents, beginning of period	11,194,118	14,599,350

Cash and cash equivalents, end of period	$10,429,631	$14,999,642

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as filed with the SEC on March 22, 2002. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s financial results for the first half of 2002 declined substantially from financial results for the first half of 2001, due primarily to the general economic softness in information technology spending as  reflected in a decrease in demand for enterprise software solutions.  This decrease reflected the declining economic climate in the United States in the first half of 2002 as compared to that of 2001 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the six months ended June 30, 2002 decreased 6% from revenues for the six months ended June 30, 2001, and the Company’s net loss worsened from $1.8 million for the six months ended June 30, 2001 to a net loss of $4.4 million for the six months ended June 30, 2002.  The Company has experienced declining revenues and increasing operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  As a result of the losses incurred for the six months ended June 30, 2002 and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations by approximately $750,000 annually.  Although the Company’s operating cash flow for the six months ended June 30, 2002 resulted in a use of cash of $1.9 million, the Company’s cash and cash equivalents at June 30, 2002 were approximately $10.4 million.  The Company anticipates that its balance of cash and cash equivalents will be approximately $9 million at the end of the third quarter of 2002. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

(2)     Net Loss per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Diluted weighted average shares outstanding for the three and six months ended June 30, 2002 and June 30, 2001 exclude the potential common shares related to 2,409,013 and 1,906,263, respectively, outstanding stock options because to include them would have been antidilutive for the periods presented.

(3)     Income Taxes

During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109, Accounting for Income Taxes  requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company has incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue for the remainder of this fiscal year and into the next fiscal year. These cumulative losses, together with the Company’s prior losses, resulted in management’s decision in the current period that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future.  Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

The Company will continue to provide a valuation allowance against all of its net deferred tax assets until it returns to an appropriate level of taxable income. The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

(4)     Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(3,376,293)	$(1,115,928)	$(4,463,695)	$(1,832,632)
Foreign currency translation adjustments	(7,575)	1,413	(1,645)	3,080
Comprehensive loss	$(3,383,868)	$(1,114,515)	$(4,465,340)	$(1,829,552)

(5)     Segement and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Total revenues from international sources were approximately $509,000 and $1.3 million for the three months and six months ended June 30, 2002, respectively, and $603,000 and $1.2 million for the three months and six months ended June 30, 2001, respectively. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Total revenues (1)
United States	$2,782,918	$3,197,426	$5,988,679	$6,514,782
United Kingdom	281,294	298,464	690,072	508,324
Other North America	140,595	191,247	330,680	456,857
Other Europe	64,454	99,953	148,115	159,307
Latin America / Pacific Rim	22,246	3,003	46,691	20,027
Middle East / Far East / Australia	—	10,525	49,894	55,757
	$3,291,507	$3,800,618	$7,254,131	$7,715,054

	June 30, 2002	December 31, 2001
Long-lived assets (2)
North America	$724,253	$789,915
Europe	48,042	60,413
	$772,295	$850,328

(1)               Revenues are attributed to geographic regions based on location of customer.

(2)               Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(6)     Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have a material impact on the consolidated financial statements of the Company.

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

Overview

Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s Genidocs™ product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet.  Omtool’s Fax Sr.™, LegalFax™ and Genifax™ product families provide users with an extensive, flexible feature set for transmitting and receiving faxes, and improve an organization’s management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company’s revenues is derived from licensing rights to use its Genifax and Fax Sr. software product directly to end-users and indirectly through resellers.

The Company’s financial results for the first half of 2002 declined substantially from financial results for the first half of 2001, due primarily to the general economic softness in information technology spending as reflected in a decrease in demand for enterprise software solutions.  This decrease reflected the declining economic climate in the United States in the first half of 2002 as compared to that of 2001 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the six months ended June 30, 2002 decreased 6% from revenues for the six months ended June 30, 2001, and the Company’s net loss worsened from $1.8 million for the six months ended June 30, 2001 to a net loss of $4.4 million for the six months ended June 30, 2002.  The Company has experienced declining revenues and increasing operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  As a result of the losses incurred for the six months ended June 30, 2002 and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations by approximately $750,000 annually.    Although the Company’s operating cash flow for the six months ended June 30, 2002 resulted in a use of cash of $1.9 million, the Company’s cash and cash equivalents at June 30, 2002 were approximately $10.4 million.  The Company anticipates that its balance of cash and cash equivalents will be approximately $9 million at the end of the third quarter of 2002. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

The Company cannot predict when the market for enterprise software solutions will improve. When the market does improve, the Company cannot predict whether, and to what extent, the demand for its products will increase.  The Company believes that the current lack of demand for enterprise software solutions will continue during the second half of 2002, and that its operations and financial results will continue to be negatively affected during that period. Any continued decline in the Company’s revenues will have a significant impact on the Company’s financial results, particularly because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from the Company’s June 2002 restructuring, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

The Company’s future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions the Company enters into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenues from a large order may constitute a significant portion of the Company’s total revenues in a particular quarter.

The Company has historically derived substantially all of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 13% and 10% of the Company’s total revenues for the six months ended June 30, 2002 and 2001, respectively.

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

The Company continues to actively recruit value added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represent approximately 20% and 23% of the Company’s total revenues for the six months ended June 30, 2002 and 2001, respectively.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Software license	26.2%	32.4%	29.5%	33.3%
Hardware	19.7	18.8	19.7	20.1
Service and other	54.1	48.8	50.8	46.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.4	2.1	2.1	2.9
Hardware	13.5	11.5	13.2	12.8
Service and other	25.2	31.2	22.1	30.4
Total cost of revenues	41.1	44.8	37.4	46.1
Gross profit	58.9	55.2	62.6	53.9
Operating expenses:
Sales and marketing	57.0	44.0	48.5	39.9
Research and development	26.2	22.1	23.4	22.0
General and administrative	42.5	23.2	36.7	21.3
Total operating expenses	125.7	89.3	108.6	83.2
Loss from operations	(66.8)	(34.1)	(46.0)	(29.3)
Interest income	1.4	4.7	1.3	5.6
Tax provision	(37.2)	—	(16.9)	—

Net loss	(102.6)%	(29.4)%	(61.6)%	(23.7)%

Gross profit:
Software license	90.9%	93.4%	92.9%	91.4%
Hardware	31.6	39.1	32.9	36.1
Service and other	53.4	36.2	56.6	34.8

Three Months Ended June 30, 2002 and 2001

Revenues

Total Revenues.  The Company’s revenues are currently derived from licensing fees of the Company’s software products and from related sales of hardware and services. The Company’s total revenues were $3.3 million and $3.8 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 13%.

Software License.  The Company’s software license revenues are derived primarily from the licensing of the Company’s Fax Sr. and Genifax products.  Software license revenues were $863,000 for the three months ended June 30, 2002 and $1.2 million for the three months ended June 30, 2001, representing a decrease of 30%.  Software license revenues accounted for 26% and 32% of total revenues for each respective period.  The decline in software license revenues can be attributed to a number of factors which include the general softness in information technology spending which is reflected in a decrease in demand for enterprise software solutions and a decline in the growth rate of the overall United States economy causing customers and prospective customers to defer technology purchases.  The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues combined with the relative stability of the level of service and other revenues.  The Company did not recognize a significant amount of revenue from its Genidocs products.

Hardware.  Hardware revenues are derived from the resale of third–party hardware products sold to the Company’s customers in conjunction with the licensing of the Company’s software. Hardware revenues were $648,000 for the three months ended June 30, 2002 and $715,000 for the three months ended June 30, 2001, representing a decrease of 9%. Hardware revenues accounted for 20% and 19% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the second quarter of 2002 resulting in a corresponding decrease in accompanying hardware sales.

Service and Other.  Service and other revenues are primarily comprised of fees from maintenance contracts. Service and other revenues were $1.8 million for the three months ended June 30, 2002 and $1.9 million for the three months ended June 30, 2001, representing a decrease of 4%. Service and other revenues accounted for 54% and 49% of total revenues for each respective period.  The increase in service and other revenue as a percentage of total revenues is due to the decrease in software and hardware sales.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third–party software products, product media, and product duplication.  Cost of software license revenues was $79,000 and $81,000 for the three months ended June 30, 2002 and 2001, respectively, representing 9% and 7% of software license revenues for each respective period.  Software license gross margin percentages decreased to 91% for the three months ended June 30, 2002 from 93% for the three months ended June 30, 2001.  The decrease in gross margin is primarily attributable to the decrease in software license revenue.

Hardware.  Cost of hardware revenues consists primarily of the costs of third–party hardware products. Cost of hardware revenues was $444,000 and $436,000 for the three months ended June 30, 2002 and 2001, respectively, representing 68% and 61% of hardware revenues for each respective period. The gross margin percentage for hardware sales was 32% and 39% for the three months ended June 30, 2002 and 2001, respectively. The increase in dollar amount for the cost of hardware revenues and the decrease in gross margin is due mainly to a change in the mix of the particular hardware products sold as well as the level of discounts at which the products are sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing technical support as well as other miscellaneous customer service–related expenses.  Cost of service and other revenues was $829,000 and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, representing 47% and 64% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues was 53% and 36% for the three months ended June 30, 2002 and 2001, respectively. The improved gross margin, the decrease in dollar amount and as a percentage of service and other revenues was due primarily to the reduction of overhead costs associated with the elimination of several positions within the department that occurred in fiscal 2001.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses were $1.9 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, or 57% and 44% of total revenues for each respective period.  The increase in dollar amount and as a percentage of total revenues was due to an increase in overhead costs associated with supporting an increased number of employees in the sales and marketing departments throughout the quarter. In conjunction with a corporate restructuring, however, several positions were eliminated at the end of the quarter. The severance paid to those employees of approximately $128,000 partially contributed to the increase in expenses.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $863,000 and $840,000 for the respective three month periods ended June 30, 2002 and June 30, 2001, representing 26% and 22% of total revenues for each respective period.  The increase in the dollar amount was partially due to an increase in consulting expenses associated with the utilization of outside consultants. The consulting services were related to the continuing enhancement of the Company’s new Genifax and Genidocs products. In conjunction with a corporate restructuring, several positions were eliminated at the quarter ended June 30, 2002. The severance paid to those employees of approximately $40,000 also contributed to the increase in expenses.  The increase in the expense as a percentage of total revenue is primarily attributable to the decrease in total revenue.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $1.4 million and $883,000 for the three months ended June 30, 2002 and 2001, respectively, or 43% and 23% of total revenues for each respective period. The increase in dollar amount and the expenses as a percentage of total revenues is due mainly to an increase in state sales tax accruals.

Interest Income.  Interest income consists principally of interest income earned on cash balances.  Interest income was $46,000 for the three months ended June 30, 2002 and $178,000 for the three months ended June 30, 2001.  The decrease is due to a reduction in cash balances and an approximate 56% reduction in interest rates the Company was earning on its investments.

Tax Provision.  The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the three months ended June 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Six Months Ended June 30, 2002 and 2001

Revenues

Total Revenues.  The Company’s total revenues were $7.3 million and $7.7 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of 6%.

Software License.  Software license revenues were $2.1 million for the six months ended June 30, 2002 and $2.6 million for the six months ended June 30, 2001, representing a decrease of 17%.  Software license revenues accounted for 30% and 33% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include the general softness in information technology spending which is reflected in a decrease in demand for enterprise software solutions and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases. The decrease in software license revenue as a percent of total revenue is primarily attributable to the decrease in software revenues.

Hardware.  Hardware revenues were $1.4 million for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001, representing a decrease of 8%.  Hardware revenues accounted for 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the six months ended June 30, 2002 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues were $3.7 million for the six months ended June 30, 2002 and $3.6 million for the six months ended June 30, 2001, representing an increase of 2%.  Service and other revenues accounted for 51% and 47% of total revenues for each respective period.  The increase in support revenue as a percentage of total revenues is due to the decrease in software and hardware sales.

Cost of Revenues

Software License.  Cost of software license revenues was $153,000 and $221,000 for the six months ended June 30, 2002 and 2001, respectively, representing 7% and 9% of software license revenues for each respective period, resulting in respective gross margins of 93% and 91%. The decrease in dollar amount and the improvement in gross margin is attributable to decreased product duplication costs and decreased royalty payments due to lower sales volume of products with associated royalty payments.

Hardware.  Cost of hardware revenues was $961,000 and $991,000 for the six months ended June 30, 2002 and 2001, respectively, representing 67% and 64% of hardware revenues for each respective period.  The decrease in dollar amount for the cost of hardware revenues for the six months ended June 30, 2002 was due primarily to the decrease of hardware unit sales accompanying the Company’s products.  The gross margin percentage for hardware sales was 33% for the six months ended June 30, 2002 compared to 36% in the same period in 2001.  The decrease in gross margin is due mainly to a change in the mix of the particular hardware products sold as well as the level of discounts at which the product is sold.

Service and Other.  Cost of service and other revenue was $1.6 million and $2.3 million for the six months ended June 30, 2002 and 2001, respectively, representing 43% of service and other revenues versus 65% for the same period last year. The gross margin percentage for service and other revenues improved from 35% to 57% for the six month periods ended June 30, 2001 and 2002, respectively.  The decrease in dollar amount of cost of services and the improvement in gross margin during the period is due primarily to the elimination of several positions within the department.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $3.5 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively, or 49% and 40% of total revenues for each respective period. The increase in dollar amount and as a percentage of total revenues was due to an increase in the number of employees in the sales and marketing departments. However, in conjunction with a corporate restructuring, several positions were eliminated at the quarter ended June 30, 2002. The severance paid to those employees of approximately $128,000 also contributed to the increase in expenses.

Research and Development.  Research and development expenses were $1.7 million for each of the six month periods ended June 30, 2002 and 2001, respectively, or 23% and 22% of total revenues for each respective period.  The increase in expenses as a percentage of revenue is due primarily to the decrease in total revenues.

General and Administrative.  General and administrative expenses were $2.7 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively, or 37% and 21% of total revenues for each respective period.  The increase in dollar amount and expenses as a percentage of total revenues was primarily attributable to an increase in management consulting expenses and an increase in state sales tax accruals.

Interest Income. Interest income consists principally of interest income earned on cash balances. Interest income was $98,000 for the six months ended June 30, 2002 and $430,000 for the six months ended June 30, 2001. The decrease is due to a reduction in cash balances and an approximate 61% reduction in interest rates the Company was earning on its investments.

Tax Provision.  The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the six months ended June 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company’s initial public offering of Common Stock completed in August 1997. At June 30, 2002, the Company had cash and cash equivalents of $10.4 million and working capital of $5.8 million.

The Company’s operating activities used cash of $1.9 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used during the six months ended June 30, 2002 consisted primarily of a net loss from operations and a decrease in deferred revenues and accounts payable offset by the deferred tax change, depreciation and amortization, a decrease in accounts receivable and an increase in accrued liabilities. Net cash used during the six months ended June 30, 2001 resulted from a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and a decrease to accounts receivable.  Due to the anticipation of continuing economic softness, the Company anticipates that it will use approximately $1.1 million of cash per quarter for at least the next four quarters.

Investing activities provided cash of $1.1 million and $3.1 million during the six months ended June 30, 2002 and 2001, respectively.  During the six months ended June 30, 2002 and 2001, the principal uses were purchases of property and equipment, offset by proceeds from the sale of short-term investments.

Financing activities provided cash of $6,000 and $8,000 for the six months ended June 30, 2002 and 2001, respectively, due primarily to the net proceeds from the issuance of common stock.

At June 30, 2002, the Company did not have any material commitments for capital expenditures.

The Company has experienced declining revenues and increasing operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, the release of new and emerging products that may not achieve market acceptance, and shortened forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  Subject to the factors contained herein, the Company believes that it has sufficient liquidity and cash available to meet the operating needs of the company for at least the next twelve months.  There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. Note that the Company’s preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable Reserves.  The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue.  The Company licenses its software products on a perpetual basis.  The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers.  The Company’s resellers order products from the Company based on purchase orders received from end-users and do not order to stock.  The Company’s products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third party, on a pass through basis, plus an additional mark up, to end-users and indirectly through resellers. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue.  In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. This bulletin establishes guidelines for revenue recognition. The Company’s revenue recognition policy complies with this pronouncement as well.  The Company applies the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of the Company’s revenue if management made different judgments or utilized different estimates.

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period, typically one year.  Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products.  Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company’s transactions frequently involve the sales of software, hardware and related services under multiple element arrangements.  Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements.  The Company's services are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform.  The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue.  To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements.  If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

 For all sales, the Company uses either a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement.  Sales through the Company’s resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders, on a transaction-by-transaction basis.

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured.  If a significant portion of a fee is due beyond the Company’s normal payment terms, which are thirty to sixty days from invoice date, the Company accounts for the fee as not being fixed or determinable.  In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  The Company reviews D&B credit reports for all of its resellers and adjusts its credit limits with those resellers accordingly.  If the reseller should not have a favorable report or the Company does not have enough credit information to distinguish if the reseller is credit-worthy then the Company predominantly sells to such resellers on C.O.D. terms.  The Company does not request collateral from its customers.  If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products.  Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period.  Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.  Similarly, management must make estimates of the uncollectability of the Company’s accounts receivables.  Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

The Company’s deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts.  The other components of deferred revenue are the amounts from transactions that were deferred because they did not meet all of the provisions of the Company’s revenue recognition policy.

Research and Development and Software Development Costs.  Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to the Company’s consolidated financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

Income Taxes.  The Company is required to estimate its income taxes. This process involves estimating the Company’s actual current tax obligations together with assessing differences resulting from the different treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities. The Company has deferred tax assets and liabilities included within its balance sheet. The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have a material impact on the consolidated financial statements of the Company.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks which may affect future operating results.

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s future operating results; the Company’s strategic alliances; changes in the regulatory environment; and the Company’s expected liquidity and capital resources) may constitute forward–looking statements. These forward–looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward–looking statements. Factors that may cause such differences include, but are not limited to, the factors contained herein, and the other risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 1999, 2000 and 2001 the Company had operating losses and decreasing revenues and in the six months ended June 30, 2002, the Company had operating losses. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future, as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company’s secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

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

Dependence on Fax Sr. NT, Genifax and the Windows NT/2000 Environment.  The Company currently derives a significant portion of its revenues from licenses of the Fax Sr. NT and Genifax products and related services and resale of related hardware. Continued market acceptance of the Fax Sr. NT and Genifax products are critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Fax Sr. NT and Genifax product lines as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on customer acceptance of the Fax Sr. NT product and new and enhanced versions of the Genifax product. There can be no assurance that the Company will continue to be successful in marketing the Fax Sr. NT and Genifax products or any new or enhanced versions of the Genifax product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Risks Associated with Delisting From the Nasdaq National Market.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days.  If compliance is not regained by November 4, 2002, the Company will be informed by Nasdaq that it will be delisted.  In addition, the SEC recently approved certain changes to the Nasdaq continued listing quantitative standards.  Effective November 1, 2002, Nasdaq’s current $4 million net tangible asset standard is being replaced with a $10 million stockholder’s equity requirement for continued listing on Nasdaq.  The other requirements for continued listing on Nasdaq are:  $750,000 in public float; $5 million value of public float; $1 minimum bid price and 400 round lot holders.  If the Company’s stockholder’s equity is below $10 million on November 1, 2002, the Company will be subject to possible delisting unless it takes action to increase its stockholder equity.  Stockholder’s equity decreased in each of the fiscal years ended December 31, 1999, 2000 and 2001.  In the likely event that the Company cannot maintain the Nasdaq’s listing requirements, the Company may take appropriate action, on or before November 4, 2002, to list the Company’s securities on the Nasdaq SmallCap market.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  In addition, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.  The Company’s listing on the Nasdaq Stock Market is highly important to the Company and the Company intends to take reasonable measures to maintain compliance.

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

The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. The Company’s solutions provide an alternative to traditional mail and courier document delivery services, such as those offered, among others, by Federal Express, United Parcel Service or the U.S. Postal Service. The Company’s solution is also an alternative to general-purpose e-mail applications and services. In the area of secure online document exchange, the Company’s competition comes from secure online document exchange services providers. Some of these providers have products that are intended to compete with the Company’s products. Examples of these companies include Pitney Bowes, Sigaba, Tumbleweed, the U.S. Postal Service and Zixit.  In addition, many companies with which the Company does not presently compete may become competitors in the future. This could occur either through the expansion of the Company’s products or through other companies’ product development in the area of secure online communication. These companies could include Documentum, Hummingbird and iManage.  Additionally, companies such as JetForm, PureEdge and Silanis may develop and deliver competitive digital signature products in the future.

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

Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.  The Company markets its products and services directly through telesales and indirectly through marketing channels such as VARs, systems integrators and distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company’s products. In addition, there can be no assurance that the Company’s resellers and strategic business partners will not develop, acquire or market computer–based facsimile products that are competitive with the Company’s products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Ability to Manage Growth.  The Company may expand its operations and anticipates that expansion may be required in order to address potential market opportunities. The Company may increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance that such expansion would be completed successfully or that it would generate sufficient revenues to cover the Company’s expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Dependence on Key Personnel.  The Company’s future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, most of whom are not bound by an employment agreement or by a noncompetition agreement. The loss of the services of one or more of the Company’s executive officers or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and municipal bonds that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2002. Currently the Company does not engage in foreign currency hedging activities.

PART II:  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security-holders of the Company was held on May 29, 2002.  The following nominees were re-elected as Class II Directors of the Company each to serve for a three-year term or until his successor is elected and qualified.

Nominee	Total Votes for Nominee	Total Votes Withheld for Nominee

Arnold E. Ditri	11,927,708	16,528

William C. Styslinger, III	11,927,708	16,528

The term of office for the following directors continued after the meeting:  Richard D. Cramer (Class I), Andrew E. Lietz (Class I), Robert L. Voelk (Class III) and Martin A. Schultz (Class III).

Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

10.10	Severance Letter with Timothy P. Losik

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

The Company filed a Report on Form 8-K dated June 28, 2002 to report a change in the Company’s certifying accountant pursuant to Item 4.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

August 14, 2002	By:	/s/ Timothy P. Losik
Timothy P. Losik
Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer