Form 10-Q
period 2002-09-30
OMTOOL LTD
filed 2002-11-15
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐      No ☒

There were 12,211,793 shares of the Company’s Common Stock, par value $0.01, outstanding on November 12, 2002.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,375,744	$11,194,118
Short-term investments	—	1,296,750
Accounts receivable, less reserves of $720,000 at September 30, 2002 and $630,000 at December 31, 2001	1,406,652	1,867,332
Inventory – finished goods	150,733	168,039
Prepaid expenses and other current assets	468,973	613,662
Deferred tax asset	—	1,225,350
Total current assets	11,402,102	16,365,251

Property and equipment, net	699,858	836,366

Other assets	13,962	13,962

Total assets	$12,115,922	$17,215,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549,115	$733,290
Accrued liabilities	2,906,837	2,023,601
Deferred revenue	3,092,521	3,383,759
Total current liabilities	6,548,473	6,140,650

Stockholders’ equity:
Preferred Stock, $.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value — Authorized — 35,000,000 shares; Issued — 13,009,372 shares	130,093	130,093
Additional paid-in capital	31,879,212	31,924,984
Accumulated deficit	(25,425,634)	(20,152,079)
Treasury Stock (797,579 shares at cost at September 30, 2002 and 320,305 shares at cost at December 31, 2001)	(924,570)	(734,086)
Cumulative translation adjustment	(91,652)	(93,983)
Total stockholders’ equity	5,567,449	11,074,929

Total liabilities and stockholders’ equity	$12,115,922	$17,215,579

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Software license	$899,656	$1,078,336	$3,041,068	$3,649,610
Hardware	712,509	688,534	2,143,808	2,239,401
Service and other	1,925,714	1,769,944	5,607,134	5,362,857

Total revenues	3,537,879	3,536,814	10,792,010	11,251,868

Cost of revenues:
Software license	84,948	100,242	237,793	321,031
Hardware	437,355	480,588	1,398,172	1,471,175
Service and other	867,780	879,871	2,466,957	3,222,143

Total cost of revenues	1,390,083	1,460,701	4,102,922	5,014,349

Gross profit	2,147,796	2,076,113	6,689,088	6,237,519

Operating expenses:
Sales and marketing	1,332,134	1,602,744	4,854,374	4,680,122
Research and development	586,200	725,083	2,282,125	2,422,894
General and administrative	1,089,262	999,364	3,748,405	2,648,037

Total operating expenses	3,007,596	3,327,191	10,884,904	9,751,053

Loss from operations	(859,800)	(1,251,078)	(4,195,816)	(3,513,534)

Interest income	49,940	126,370	147,611	556,194

Loss before tax provision	(809,860)	(1,124,708)	(4,048,205)	(2,957,340)

Tax provision	—	—	1,225,350	—

Net loss	$(809,860)	$(1,124,708)	$(5,273,555)	$(2,957,340)

Net loss per share
Basic and Diluted	$(0.06)	$(0.09)	$(0.42)	$(0.23)

Weighted average number of common shares outstanding
Basic and Diluted	12,617,482	12,740,948	12,674,557	12,746,149

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(5,273,555)	$(2,957,340)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	388,632	536,223
Deferred taxes	1,225,350	33,628
Changes in assets and liabilities–
Accounts receivable	480,915	513,348
Prepaid expenses and other current assets	138,332	(420,254)
Inventory	18,435	89,711
Accounts payable	(194,847)	(275,138)
Accrued liabilities	873,540	(2,267,212)
Deferred revenue	(323,219)	87,431

Net cash used in operating activities	(2,666,417)	(4,659,603)

Cash Flows from Investing Activities:
Purchases of property and equipment	(247,309)	(240,774)
Proceeds from sale of short-term investments	1,296,750	3,283,113

Net cash provided by investing activities	1,049,441	3,042,339

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	19,083	63,573
Purchases of treasury stock	(255,339)	(168,232)
Net cash used in financing activities	(236,256)	(104,659)

Foreign exchange effect on cash	34,858	27,881

Net decrease in cash and cash equivalents	(1,818,374)	(1,694,042)

Cash and cash equivalents, beginning of period	11,194,118	14,599,350

Cash and cash equivalents, end of period	$9,375,744	$12,905,308

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)               Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as filed with the SEC on March 22, 2002. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s financial results for the first nine months of 2002 declined substantially from financial results for the first nine months of 2001 primarily due to the general economic softness in information technology spending as reflected in a decrease in demand for enterprise software solutions.  This decrease reflected the declining economic climate in the United States in the first nine months of 2002 as compared to that of 2001 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the nine months ended September 30, 2002 decreased 4% from revenues for the nine months ended September 30, 2001, and the Company’s net loss increased from $2.9 million for the nine months ended September 30, 2001 to a net loss of $5.3 million for the nine months ended September 30, 2002.  The Company has experienced declining revenues and increasing operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations by approximately $750,000 annually.  Although the Company’s operating cash flow for the nine months ended September 30, 2002 resulted in a use of cash of $2.7 million, the Company’s cash and cash equivalents at September 30, 2002 were approximately $9.4 million. The Company anticipates that its balance of cash and cash equivalents will be approximately $8 million at the end of the fourth quarter of 2002. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

(2)               Net Loss per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Diluted weighted average shares outstanding for the three and nine months ended September 30, 2002 and September 30, 2001 exclude the potential common shares related to 2,702,263 and 2,341,638, respectively, outstanding stock options because to include them would have been antidilutive for the periods presented.

(3)               Income Taxes

During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109, Accounting for Income Taxes requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue for the remainder of this fiscal year and into the next fiscal year. These cumulative losses, together with the Company’s prior losses, resulted in management’s decision that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future.  Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

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

(4)               Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(809,860)	$(1,124,708)	$(5,273,555)	$(2,957,340)
Foreign currency translation adjustments	3,976	(1,697)	2,331	1,383
Comprehensive loss	$(805,884)	$(1,126,405)	$(5,271,224)	$(2,955,957)

(5)               Segment and Geographic Information

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

Total revenues from international sources were approximately $711,000 and $2.0 million for the three months and nine months ended September 30, 2002, respectively, and $515,000 and $1.7 million for the three months and nine months ended September 30, 2001, respectively. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
Total revenues (1)	2002	2001	2002	2001
United States	$2,826,718	$3,022,232	$8,815,399	$9,537,014
United Kingdom	239,405	218,380	929,477	726,704
Other North America	249,384	211,118	580,064	667,975
Other Europe	97,564	73,591	245,679	232,898
Latin America / Pacific Rim	124,808	135	171,499	20,162
Middle East / Far East / Australia	—	11,358	49,894	67,115
	$3,537,879	$3,536,814	$10,792,012	$11,251,868

Long-lived assets (2)	September 30, 2002	December 31, 2001
North America	$674,685	$789,915
Europe	39,135	60,413
	$713,820	$850,328

(1)  Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes andfinancial instruments.

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

Overview

Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s Genidocs™ product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet.  Omtool’s Fax Sr.™, LegalFax™ and Genifax™ product families provide users with an extensive, flexible feature set for transmitting and receiving faxes and improve an organization’s management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company’s revenues is derived from licensing rights to use its Genifax and Fax Sr. software products directly to end-users and indirectly through resellers.

The Company’s financial results for the first nine months of 2002 declined substantially from financial results for the first nine months of 2001, due primarily to the general economic softness in information technology spending as reflected in a decrease in demand for enterprise software solutions.  This decrease reflected the declining economic climate in the United States in the first nine months of 2002 as compared to that of 2001 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the nine months ended September 30, 2002 decreased 4% from revenues for the nine months ended September 30, 2001, and the Company’s net loss increased from $2.9 million for the nine months ended September 30, 2001 to a net loss of $5.3 million for the nine months ended September 30, 2002.  The Company has experienced declining revenues and increasing operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations by approximately $750,000 annually. Although the Company’s operating cash flow for the nine months ended September 30, 2002 resulted in a use of cash of $2.7 million, the Company’s cash and cash equivalents at September 30, 2002 were approximately $9.4 million.  The Company anticipates that its balance of cash and cash equivalents will be approximately $8 million at the end of the fourth quarter of 2002. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

The Company cannot predict when the market for enterprise software solutions will improve. When the market does improve, the Company cannot predict whether, and to what extent, the demand for its products will increase.  The Company believes that the current lack of demand for enterprise software solutions will continue during the remainder of 2002, and that its operations and financial results will continue to be negatively affected during that period. Any continued decline in the Company’s revenues will have a significant impact on the Company’s financial results, particularly because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from the Company’s June 2002 restructuring, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

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

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 13% and 9% of the Company’s total revenues for the nine months ended September 30, 2002 and 2001, respectively.

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

The Company continues to actively recruit value-added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represent approximately 20% and 22% of the Company’s total revenues for the nine months ended September 30, 2002 and 2001, respectively.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Software license	25.4%	30.5%	28.1%	32.4%
Hardware	20.2	19.5	19.9	19.9
Service and other	54.4	50.0	52.0	47.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.4	2.8	2.2	2.9
Hardware	12.4	13.6	13.0	13.1
Service and other	24.5	24.9	22.9	28.6
Total cost of revenues	39.3	41.3	38.1	44.6
Gross profit	60.7	58.7	61.9	55.4
Operating expenses:
Sales and marketing	37.7	45.3	45.0	41.6
Research and development	16.6	20.5	21.1	21.5
General and administrative	30.8	28.3	34.7	23.5
Total operating expenses	85.1	94.1	100.8	86.6
Loss from operations	(24.4)	(35.4)	(38.9)	(31.2)
Interest income	1.4	3.6	1.4	4.9
Tax provision	—	—	(11.4)	—

Net loss	(23.0)%	(31.8)%	(48.9)%	(26.3)%

Gross profit:
Software license	90.6%	90.7%	92.2%	91.2%
Hardware	38.6	30.2	34.8	34.3
Service and other	54.9	50.3	56.0	39.9

Three Months Ended September 30, 2002 and 2001

Revenues

Total Revenues.  The Company’s revenues are currently derived from licensing fees of the Company’s software products and from sales of related hardware and services. The Company’s total revenues were $3.5 million for each of the three months ended September 30, 2002 and 2001.

Software License.  The Company’s software license revenues are derived primarily from the licensing of the Company’s Fax Sr. and Genifax products.  Software license revenues were $900,000 for the three months ended September 30, 2002 and $1.1 million for the three months ended September 30, 2001, representing a decrease of 17%.  Software license revenues accounted for 25% and 31% of total revenues for each respective period.  The decline in software license revenues can be attributed to a number of factors that include the general softness in information technology spending which is reflected in a decrease in demand for enterprise software solutions and a decline in the growth rate of the overall United States economy causing customers and prospective customers to defer technology purchases.  The decrease in software license revenue as a percentage of total revenues is primarily attributable to the decrease in software revenues combined with the relative stability of the level of service and other revenues.  The Company did not recognize a significant amount of revenue from its Genidocs products.

Hardware.  Hardware revenues are derived from the resale of third-party hardware products sold to the Company’s customers in conjunction with the licensing of the Company’s software. Hardware revenues were $713,000 for the three months ended September 30, 2002 and $689,000 for the three months ended September 30, 2001, representing an increase of 4%. Hardware revenues accounted for 20% and 19% of total revenues for each respective period.  The increase in hardware revenues was due primarily to a change in the particular mix of software sales made in the third quarter of 2002 resulting in a corresponding increase in accompanying hardware sales.

Service and Other.  Service and other revenues are primarily comprised of fees from software maintenance contracts. Service and other revenues were $1.9 million for the three months ended September 30, 2002 and $1.8 million for the three months ended September 30, 2001, representing an increase of 9%. Service and other revenues accounted for 54% and 50% of total revenues for each respective period.  The increase in dollar amount and in service and other revenue as a percentage of total revenues is due to the support renewals from the Company’s increased installed customer base.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third–party software products, product media, and product duplication.  Cost of software license revenues was $85,000 and $100,000 for the three months ended September 30, 2002 and 2001, respectively, representing 9% of software license revenues for each respective period.  Software license gross margin percentages remained constant at 91% for the three months ended September 30, 2002 and for the three months ended September 30, 2001.

Hardware.  Cost of hardware revenues consists primarily of the costs of third–party hardware products. Cost of hardware revenues was $437,000 and $481,000 for the three months ended September 30, 2002 and 2001, respectively, representing 61% and 70% of hardware revenues for each respective period. The gross margin percentage for hardware sales was 39% and 30% for the three months ended September 30, 2002 and 2001, respectively. The decrease in dollar amount for the cost of hardware revenues and the increase in gross margin is due mainly to a change in the mix of the particular hardware products sold as well as the level of discounts at which the products are sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing technical support as well as other miscellaneous customer service–related expenses.  Cost of service and other revenues was $868,000 and $880,000 for the three months ended September 30, 2002 and 2001, respectively, representing 45% and 50% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues was 55% and 50% for the three months ended September 30, 2002 and 2001, respectively. The improved gross margin and the decrease in dollar amount and as a percentage of service and other revenues was due primarily to the reduction of overhead costs associated with the elimination of several positions within the department that occurred during fiscal 2001.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.3 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively, or 38% and 45% of total revenues for each respective period.  The decrease in dollar amount and as a percentage of total revenues was due to an decrease in overhead costs associated with a decreased number of employees in the sales and marketing departments as a result of a corporate restructuring which took place at the end of the second quarter of 2002.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $586,000 and $725,000 for the respective three month periods ended September 30, 2002 and September 30, 2001, representing 17% and 21% of total revenues for each respective period.  In conjunction with a corporate restructuring, several positions were eliminated during the quarter ended June 30, 2002. The decrease in dollar amount and as a percentage of total revenue is primarily attributable to the decrease in overhead costs of supporting a decreased number of employees in the research and development department.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses. General and administrative expenses were $1.1 million and $999,000 for the three months ended September 30, 2002 and 2001, respectively, or 31% and 28% of total revenues for each respective period. The increase in dollar amount and the expenses as a percentage of total revenues is due mainly to an increase in state sales tax accruals offset by a decrease in other miscellaneous general and administrative expenses.

Interest Income.  Interest income consists principally of interest income earned on cash balances.  Interest income was $50,000 for the three months ended September 30, 2002 and $126,000 for the three months ended September 30, 2001.  The decrease is due to a reduction in cash balances and an approximate 51% reduction in interest rates the Company was earning on its investments.

Nine Months Ended September 30, 2002 and 2001

Revenues

Total Revenues.  The Company’s total revenues were $10.8 million and $11.3 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of 4%.

Software License.  Software license revenues were $3.0 million for the nine months ended September 30, 2002 and $3.6 million for the nine months ended September 30, 2001, representing a decrease of 17%.  Software license revenues accounted for 28% and 32% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors that include the general softness in information technology spending which is reflected in a decrease in demand for enterprise software solutions and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases. The decrease in software license revenue as a percent of total revenue is primarily attributable to the decrease in software revenues.

Hardware.  Hardware revenues were $2.1 million for the nine months ended September 30, 2002 and $2.2 million for the nine months ended September 30, 2001, representing a decrease of 4%.  Hardware revenues accounted for 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales made in the nine months ended September 30, 2002 resulting in a decrease in accompanying hardware sales.

Service and Other.  Service and other revenues were $5.6 million for the nine months ended September 30, 2002 and $5.4 million for the nine months ended September 30, 2001, representing an increase of 5%.  Service and other revenues accounted for 52% and 48% of total revenues for each respective period.  The increase in support revenue as a percentage of total revenues is due to the decrease in software and hardware sales combined with an increase in customer installation revenue during the first nine months of 2002.

Cost of Revenues

Software License.  Cost of software license revenues was $238,000 and $321,000 for the nine months ended September 30, 2002 and 2001, respectively, representing 8% and 9% of software license revenues for each respective period, resulting in respective gross margins of 92% and 91%. The decrease in dollar amount and the improvement in gross margin are attributable to decreased product duplication costs and decreased royalty payments due to lower sales volume of products with associated royalty payments.

Hardware.  Cost of hardware revenues was $1.4 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively, representing 65% and 66% of hardware revenues for each respective period.  The decrease in dollar amount for the cost of hardware revenues for the nine months ended September 30, 2002 was due primarily to the decrease of hardware unit sales accompanying the Company’s software products.  The gross margin percentage for hardware sales was 35% for the nine months ended September 30, 2002 compared to 34% in the same period in 2001.  The increase in gross margin percentage is due mainly to the overall decrease in hardware costs.

Service and Other.  Cost of service and other revenue was $2.5 million and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively, representing 44% of service and other revenues versus 60% for the same period last year. The gross margin percentage for service and other revenues improved from 40% to 56% for the nine month-periods ended September 30, 2001 and 2002, respectively.  The decrease in dollar amount of cost of services and the improvement in gross margin during the period are due primarily to the fewer number of support personnel within the department and the associated overhead costs of supporting such personnel.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $4.9 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively, or 45% and 42% of total revenues for each respective period. The increase in dollar amount and as a percentage of total revenues was due to an increase in the number of employees in the sales and marketing departments offset by a decrease in advertising expenses for the nine months ended September 30, 2002. However, in conjunction with a corporate restructuring, several positions were eliminated during the quarter ended June 30, 2002. The severance paid to those employees of approximately $128,000 also contributed to the increase in expenses during that same period.

Research and Development.  Research and development expenses were $2.3 million and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively, or 21% and 22% of total revenues for each respective period.  The decrease in dollar amount and as a percentage of total revenue is due primarily to the fewer number of employees in the research and development department and the reduction in associated overhead costs.

General and Administrative.  General and administrative expenses were $3.7 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively, or 35% and 24% of total revenues for each respective period.  The increase in dollar amount was primarily attributable to an increase in management consulting expenses and an increase in state sales tax accruals.

Interest Income. Interest income consists principally of interest income earned on cash balances. Interest income was $148,000 for the nine months ended September 30, 2002 and $556,000 for the nine months ended September 30, 2001.  The decrease is due to a reduction in cash balances and an approximate 59% reduction in interest rates the Company was earning on its investments.

Tax Provision.  The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the nine months ended September 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company’s initial public offering of Common Stock completed in August 1997. At September 30, 2002, the Company had cash and cash equivalents of $9.4 million and working capital of $4.9 million.

The Company’s operating activities used cash of $2.7 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used during the nine months ended September 30, 2002 consisted primarily of a net loss from operations and a decrease in deferred revenues and accounts payable offset by depreciation and amortization, a decrease in accounts receivable and an increase in accrued liabilities.   Net cash used during the nine months ended September 30, 2001 resulted from a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and a decrease to accounts receivable.  Due to the anticipation of continuing economic softness, the Company anticipates that it will use approximately $1.1 million of cash per quarter for at least the next four quarters.

Investing activities provided cash of $1.0 million and $3.0 million during the nine months ended September 30, 2002 and 2001, respectively.  During the nine months ended September 30, 2002 and 2001, the principal uses were purchases of property and equipment, offset by proceeds from the sale of short-term investments.

Financing activities used cash of $236,000 and $105,000 for the nine months ended September 30, 2002 and 2001, respectively, due primarily to the purchases of treasury stock.

At September 30, 2002, the Company did not have any material commitments for capital expenditures.

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

In August and September 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that it was not in compliance with Nadsaq’s minimum bid price and market value listing requirements, respectively. The Company has determined that its ability to comply with the listing requirements is unlikely. As such, on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the SmallCap Market. As of the date of this filing, Nasdaq has not made a determination on the application.  The Company cannot predict the impact, if any, of a change in listing to the SmallCap Market. If the application is not accepted and the stock is delisted, the Company’s common stock will be traded on the Over-The-Counter market. The delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital in the future.

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

Revenue Recognition and Accounts Receivable Reserves.  The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis.  The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers.  The Company’s resellers order products from the Company based on purchase orders received from end-users and do not order stock.  The Company’s products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period, typically one-year.  Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products.  Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company’s transactions frequently involve the sales of software, hardware and related services under multiple element arrangements.   Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements.  The Company’s services are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For all sales, the Company uses a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement.  Sales through the Company’s resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders, on a transaction-by-transaction basis.

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

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks that may affect future operating results.

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s future operating results; the Company’s strategic alliances; changes in the regulatory environment; and the Company’s expected liquidity and capital resources) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors contained herein, and the other risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 1999, 2000 and 2001 the Company had operating losses and decreasing revenues and in the nine months ended September 30, 2002, the Company had operating losses. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future; as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company’s secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

Product Concentration.  To date, much of the Company’s revenues have been attributable to licenses of the Company’s facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company’s future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in September 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  To date, the Company has not recognized a significant amount of revenues from its Genidocs product. The Company expects that its Genidocs product may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs product will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

Dependence on Fax Sr. NT and Genifax Product Lines and the Windows NT/2000 Environment.  The Company currently derives a significant portion of its revenues from licenses of the Fax Sr. NT and Genifax products and related services and resale of related hardware. Continued market acceptance of the Fax Sr. NT and Genifax products are critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Fax Sr. NT and Genifax product lines as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on customer acceptance of the Fax Sr. NT product and new and enhanced versions of the Genifax product.  There can be no assurance that the Company will continue to be successful in marketing the Fax Sr. NT and Genifax products or any new or enhanced versions of the Genifax product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Risks Associated with Delisting From the Nasdaq National Market.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days. The Company has not regained compliance and on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the SmallCap Market.  As of the date of this Report, Nasdaq has not made a determination on the application. The Company cannot predict the impact, if any, of a change in listing to the SmallCap Market.  If the application is not accepted and the stock is delisted,  the Company’s common stock will be traded on the Over-The-Counter market.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  Furthermore, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.

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

Fluctuations in Quarterly Results of Operations; Seasonality.  The Company’s quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company’s products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company’s current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of the Company’s products; changes in the Company’s sales incentive strategy; the mix of direct and indirect sales, and general economic factors, including a continued decline in the growth rate of the overall U.S. economy. In addition, the sale of the Company’s products often involves delays because customers tend to implement the products on a large scale and they also must establish certain minimum hardware capabilities. The Company’s products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company’s products. During such sales cycles, the Company may expend substantial funds and management efforts yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company’s revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange and enterprise client/server facsimile solutions software is evolving rapidly and the Company’s sales cycle—from the customer’s initial evaluation through purchase of licenses and the related support services—varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter.  License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company’s products typically are shipped upon receipt of customers’ orders.

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

Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.  The Company markets its products and services directly through telesales and indirectly through marketing channels such as VARs, systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company’s products. In addition, there can be no assurance that the Company’s resellers and strategic business partners will not develop, acquire or market computer-based facsimile products that are competitive with the Company’s products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company’s business, financial condition and results of operations.

The distributor agreements generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party.  The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors.  Either party may terminate such relationships, at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent the Company’s products.  Furthermore, the Company’s strategic alliances may be terminated by either party, at any time; there can be no assurances that such strategic alliances will continue.  The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks Associated with Acquisitions.  The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company’s business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses would be incurred in connection with future acquisitions.  In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings.  Any financing, if available at all, may be on terms which are not favorable to the Company.  The Company may also issue shares of its common stock to acquire such businesses, which may dilute the Company’s existing stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and municipal bonds that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2002. Currently the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:  OTHER INFORMATION

Item 6.                         Exhibits and Reports on Form 8-K

(a)                      Exhibits

10.11	Offer Letter with Michael Sheehy

10.12	Severence Eligibility Letter with Michael Sheehy

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     Reports on Form 8-K

None

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

November 13, 2002	By:	/s/ Timothy P. Losik
Timothy P. Losik
Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer

CERTIFICATIONS

I, Robert L. Voelk, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Omtool, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By:	/s/ Robert L. Voelk
Robert L. Voelk
Chief Executive Officer

I, Timothy P. Losik, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Omtool, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                                All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By:	/s/ Timothy P. Losik
Timothy P. Losik
Chief Financial Officer