Form 10-K
period 2002-12-31
OMTOOL LTD
filed 2003-03-11
CIK 1020579

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☐    No    ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 28, 2002, was approximately $7.6 million (based upon the split-adjusted closing price of the Registrant's $.01 par value common stock on June 28, 2002 of $5.88 per share).

        The number of shares outstanding of the Registrant's common stock as of March 7, 2003 was 1,744,542.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

Item 1. Business

        Omtool, Ltd. ("Omtool" or the "Company") is a leading provider of e-mail and facsimile ("fax") based messaging software that enables secure, confirmed document exchange between businesses. Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents that enables users to improve management of their messaging activities. Included in the Company's products is a suite of utility and control functions that are designed to maintain document integrity. Omtool's products enable the integration of business processes that include the exchange of electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. Omtool's premier application, Genidocs™, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows server-based architecture with the Genidocs product line. AccuRoute™, Omtool's proprietary document routing and distribution software integrates with certain digital scanning and multifunctional devices and allows digitized paper documents to be distributed. Omtool's enhanced messaging products, Genidocs and Genifax, coupled with AccuRoute, have been integrated with digital scanning and multifunction devices thus enabling paper documents to be securely delivered, electronically.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multifunctional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable; servers, clients and communication capacity can be implemented and added over time as needed to keep pace with demand. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to develop and expand into the secure confirmed e-mail market by targeting specific vertical markets where regulations and or business practices require both confidentiality and timely electronic delivery of critical documents and communications.

        The Company's server products are optimized for the Windows server operating systems, with client applications that run with various versions of Microsoft Windows. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange, Lotus Notes, and Novell GroupWise, offering users the ability to initiate and control electronic document exchange and track transactions from within their existing e-mail client application, eliminating the need for and expense of deploying and managing proprietary applications to corporate desktops. Through this integration with existing messaging infrastructure, Omtool's Genifax and Fax Sr.™ products have enabled thousands of customers worldwide to send, receive and manage faxes directly from the desktop. In addition, the Genidocs solution, leveraging the same ease of use model and integration with e-mail, is designed to enable the integration of encryption, authentication, audit trail, digital signatures and confirmed e-mail into business workflows.

        Omtool was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8A Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900. The Company's Internet address is www.omtool.com. The Company makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such materials with the Securities and Exchange Commission.

Industry Background

        To remain competitive in today's marketplace, companies must focus on improving electronic communications both within and beyond their organizations. Growth in electronic communication is being driven by productivity and efficiency demands, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise incorporating suppliers, customers and other business partners and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, fax, e-mail and groupware solutions. Currently fax and e-mail are the electronic messaging standard for the movement of information.

        The Company believes that significant opportunities exist in the high volume application market for faxing from data-centric applications, situations where facsimile technology is used in the context of legal requirements and mission critical business processes where fax is the standard for electronic document exchange. While a significant amount of all documents originate in electronic form, most often they are faxed after being printed. Paper is still a primary medium for exchange, collaboration and final delivery. The Company, recognizing the prevalence of hardcopy, has through strategic partnerships, product enhancements and new product development, created software-based connectors for the Genidocs and Genifax product lines that enable users to integrate paper documents into the Omtool-controlled electronic document delivery scheme. These products enable both the efficient, secure and controlled electronic delivery and electronic archival that makes hardcopy content available across the enterprise for easy reuse and redistribution.

        As business-to-business transactions continue to migrate to the Internet, and issues of privacy and confidentiality become the subject of governmental regulation and overall concern for security, businesses may increasingly seek a secure Internet-based electronic document exchange as an alternative solution to paper-based document communications methods. Existing e-mail systems do not adequately address the issues that are critical to insuring privacy and confidentiality in the electronic exchange of documents and business-to-business communications, such as content encryption, authentication, and notification of delivery, non-repudiation and digital signatures. Such solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure document exchange and tracking required for business-to-business Internet communication and document delivery. In addition, these solutions must be user-friendly and cost-effective to install, manage and use. Omtool has developed an enhanced, secure enterprise document exchange solution designed specifically to meet the needs of businesses for secure electronic document exchange.

The Omtool Solution

        Business documents are typically exchanged in one of three ways: by e-mail, fax or paper. Omtool's enterprise software brings these channels together so that users can control, manage and confirm the secure delivery of every important document leaving the office—without changing existing work habits.

Omtool adds the functionality and security missing from existing messaging, multifunction, enterprise resource planning ("ERP") and document management systems. Omtool's security features help companies meet an ever-increasing number of government mandates and best practice policies that require the protection of confidential business and personal information that is transmitted electronically. Omtool's enterprise software cost-effectively adds accountability and improved security for electronic document transactions.

        Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents and provide users with the ability to improve the management of their communications. Corporate customers deploy the Company's products as a key component of business process systems. Examples of deployment of the Company's product include: legal document exchange, financial transactions, medical records, insurance claims, purchase order processing and sales quoting.

        Omtool's fax-based client/server software platform can be configured to automatically process data-streams from back-office manufacturing and other applications for automatic electronic exchange, thus providing a potential cost-savings in terms of materials and manpower.

        The Genifax Legal Edition™ software ("Genifax LE") integrates with document management application systems that law firms rely on to manage high-volume document-based information. Similarly, fax is a mission critical delivery channel for most law firms. Therefore, technology-based work management and document delivery systems must be intuitive and non-obtrusive, fitting seamlessly into users' daily work routines. The Company believes that its Genifax LE provides such a solution.

        Genidocs, the Company's secure document delivery application, integrates with existing e-mail infrastructures, requires no proprietary software on the desktop and provides a multifaceted approach to securing document exchange that combines encryption with authentication, a time-stamped audit trail and digital signatures. The system can be configured for ad hoc-type communications in which each transmission is encrypted, delivered and processed individually. The sender selects specific packaging and delivery options and the recipient follows steps to validate his or her identity and acquire the key to decrypt the secure document attachment. The system can also be configured to handle frequent two-way communications between two (or more) business partners so that the entire process of encrypting, sending, receiving and decrypting the document contents is automatically managed by the Genidocs software server components installed at both locations. This virtual private network ("VPN")-like configuration makes the process of securing the document contents transparent to users.

        The Genidocs product is configured to be sold in two standard configurations—a basic product that adds document packaging capabilities to a standard messaging system (specifically server-based PDF conversion, with a desktop conversion option incorporated into the Genidocs Legal Edition ("Genidocs LE")), and an advanced version that adds secure document delivery features.

        Billions of hardcopy documents are created and exchanged annually. As business transactions become ever more electronic, the Company believes that paper documents will increasingly be required to be integrated digitally into the electronic workflow of today's business.

        The Company has developed a digital "on-ramp" that facilitate the effective re-integration of hardcopy into the digitally formatted office, managed archives for re-use and into the Omtool-controlled electronic document delivery and management systems—Genidocs and Genifax. The product, AccuRoute, features a desktop application that moves distribution functionality typically found on the front panel of the hallway photocopier/multifunction device to the desktop that works within the context of the user's daily routine.

        Omtool architects its products to be modular and scaleable. Servers, clients and communication capabilities can be implemented and added over time.

Strategy

        The Company's objective is to maintain its position as a leading provider of client/server facsimile software solutions and to become a leading provider of secure business-to-business electronic document exchange solutions. Omtool intends to take advantage of its customer base and leverage its knowledge of communication and enterprise solutions to become a leading provider of secure business-to-business electronic document exchange solutions by implementing the following business strategy:

        Continue to Enhance Existing Products.    The Company intends to continue to add features to improve its products and to further penetrate their markets.

        Maintain Technology Leadership in the Enterprise Market.    The Company intends to continue to invest in fax messaging technology by further developing its existing Windows 2000 based architecture, the platform of the Genifax software. This investment in fax messaging technology is intended to enable customers to deploy computerized faxing as part of broad-based, high value enterprise document exchange solutions.

        Leverage Installed Base of Customers.    The Company believes that opportunities exist to expand the user-base of its products and expand software applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging both its solution/reseller channel and expanding its direct sales force. In addition, the Company believes that its ability to maintain a high level of customer satisfaction among its install base is of critical importance in marketing its current and future products to new customers as well as to the Company's installed base.

        Focus on Vertical Market Opportunities.    The Company believes that opportunity exists for its electronic document delivery solutions in specific vertical markets. The Company has achieved success in the legal market, and based on initial investigation and reaction to its secure electronic document delivery products, the company intends to focus both development and marketing efforts on the health care market.

        The Company believes that pending government regulations regarding privacy will force healthcare organizations to re-examine existing methods of delivering patient-related information. Today, healthcare organizations use e-mail and fax to communicate patient information between providers of healthcare services, payor organizations and private corporations. With the formalization of the Health Insurance Portability and Accountability Act ("HIPAA") regulations for document portability and privacy, both e-mail and fax must undergo significant change to insure that confidential patient information remains confidential to achieve and maintain HIPPA compliance. Omtool's products provide a fully-capable fax and e-mail solution that is designed to comply with HIPAA regulations. The solutions combine both procedural changes to physical workflow and technological changes. The healthcare market represents a major opportunity for Omtool's products and will be a vertical market focus.

        Build Direct Sales Organization and Leverage Distribution Channels.    The Company believes that success in the market requires it to build strong relationships with its customer base. The Company also believes that this type of relationship requires it to expand its sales team that focuses on account management. Additionally, the Company intends to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base. The Company is currently evaluating its North American and international distribution network with the goal of developing close business partner relationships that will augment its direct sales efforts and provide market strength in various geographic regions.

        Maintain International Sales Presence.    The Company intends to maintain its international presence (primarily in Europe) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 2000, 2001 and 2002, approximately 14%, 10% and

14%, respectively, of the Company's total revenues were derived from sales outside of North America (primarily in Europe). In 2003, the Company plans to maintain its current level of investment in sales and marketing efforts directed towards international markets.

        Leadership in the Windows 2000 Environment.    Windows 2000 has become the dominant server operating system in the enterprise environment for messaging-based applications. The Company intends to continue its focus on near-term research and development, marketing and sales efforts to take advantage of Windows 2000 functionality and that offered in future Microsoft operating systems.

        Continue to Pursue Strategic Relationships.    The Company has, over the past year, and will continue in the future, to form strategic relationships with leading providers of products and services that are complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and believes that these relationships will be beneficial in exposing its products to new markets and prospective customers.

        The Company has strategic alliances with companies such as Xerox, Inc. and Hewlett Packard, Inc., providers of digital scanning multifunction devices that, when combined with the Company's software products, enable users to easily integrate hardcopy documents into the electronic workflow. The Company believes that these strategic alliances will expose it to additional opportunities in the corporate, legal and healthcare markets. In addition, the Company maintains strategic relationships with Verisign, the leading provider of security infrastructure, as well as Avaya and Siemens, providers of PC-based unified messaging systems that include voice mail systems and computer-telephony integration solutions. Other strategic alliances include iManage and Hummingbird, providers of information and collaboration management software for enterprises.

Current Products and Services

Genidocs

        The Genidocs product line is a client/server messaging application that enables users throughout an enterprise to deliver documents via the Internet to external parties with comprehensive security and tracking functionality. It offers the security features and functionality that are provided through traditional, paper-based document communications with the speed, efficiency and cost advantages of electronic, Internet-based communications. The Genidocs product integrates with the e-mail application and digital paper-scanning devices that are most commonly used within an enterprise.

        The Genidocs system implements a modular, component-based architecture that works within an enterprise's existing security infrastructure. The Genidocs product provides a multifaceted approach to securing document exchange that combines encryption with authentication, a time-stamped audit trail and digital signatures. The system can be configured for ad hoc-type communications in which each transmission is encrypted, delivered and processed individually. The Genidocs product also provides an enterprise solution for creating and distributing documents in Adobe's PDF format.

        Genidocs LE software is designed specifically for law firms. It provides a cost-effective, user-friendly means to effectively package, securely deliver and manage electronic delivery of high-value, confidential or time-sensitive documents. The Genidocs LE software expands the core functionality of the Genidocs product with features specific to the legal market. The Genidocs LE's software confirmed and secure electronic document delivery capabilities integrate readily with existing e-mail, document management and time and billing systems to provide:

  •
  Automated PDF conversion and delivery;

  •
  Cost recovery tracking and client bill-back reporting;

  •
  Document management archiving;

  •
  Encryption (including PKI);

  •
  Digital signatures;

  •
  Sender/Recipient authentication;

  •
  Certified delivery notification, audit trails, 3rd party time stamps; and

  •
  Secure reply.

Genifax

        Omtool's Genifax software is multi-tiered client/server software for automating and integrating fax communication throughout the enterprise. As a component of an enterprise software system, the Genifax software is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Genifax software has been designed for high availability and high use incorporating features and capabilities essential for these criteria. These features include:

  •
  Redundancy and failover capability to ensure a failsafe capability where fax-based messaging is mission critical;

  •
  Fax Center as the administrative tool to replace the traditional fax room and manual distribution by routing electronically;

  •
  Embedded Directives, a new capability in the Genifax software, that automatically routes inbound faxes to predefined recipients using proprietary coding;

  •
  Approval Workflow that allows administrative review and approval for both inbound and outbound activity; and

  •
  The Genifax software secure fax feature that ensures the sender that the recipient fax machine is identified prior to the actual delivery.

        This feature has specific utility to the legal, healthcare and financial services markets as well as other markets where automated verification and security is required. An administrator may also take advantage of password/security features native to the Windows 2000 operating system to provide needed protections.

        Genifax LE software which was introduced in 2002 is an enterprise fax server, based on the Genifax architecture with features and integrations developed specifically for the legal market and builds on Omtool's success and reputation in the legal market. In addition to a cost recovery component that enables law firms to track each delivery transaction and export the data to popular time and billing systems, Genifax LE software includes client software that integrates with existing document management systems ("DMS") enabling users to queue and send documents as faxes from within the DMS application. Similar integration with popular office applications allows users to queue and send a document as a fax from the application that it was created simply by "printing" the document using the Genifax LE software printer driver. These features set Genifax LE software apart in the fax market by delivering critical e-document delivery and control features to the legal desktop in the context of existing work-flows and habits.

AccuRoute

        Omtool's AccuRoute software enables users to deliver a hardcopy document from certain digital scanning and multifunctional devices to multiple recipients via multiple channels simultaneously in a method that is as simple as using a photocopier. The multiple channels consist of fax, e-mail or a document management system. The AccuRoute software enables the creation of an intelligent cover page on the desktop that encodes the document routing information (the recipient list with corresponding delivery channels, as well as the printing and document management information). The AccuRoute software cover sheet is printed, added to the paper document and scanned at the network-connected device.

        With this simple scan, AccuRoute software allows users to send hardcopy documents to multiple recipients via multiple delivery channels: standard e-mail, fax or secure e-mail. In addition, the sender can also specify that the document be automatically printed on any network connected printer or archived to a Xerox DocuShare document repository (iManage, DOCS Open and WORLDOX are also supported) with a complete profile.

        Once a document is scanned, the AccuRoute software is designed to route the documents to Omtool's Genidocs software's secure e-mail repository and/or its Genifax software's secure fax repository. These repositories then manage the final, secure delivery of the document.

        AccuRoute Legal Edition software allows the user to track and bill for each scan to delivery function to the core AccuRoute software. Cost recovery for scan-to delivery is critically important functionality for the legal market and is a core capability of all Omtool Legal Edition products.

Fax Sr.

        Fax Sr., Omtool's legacy network fax product is a client/server software solution for automating and integrating fax communication throughout an enterprise. As an integrated component of an enterprise software system, the Fax Sr. product is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Fax Sr. product is licensed typically on a shrink-wrap basis, primarily on the Windows NT and 2000 server operating systems.

LegalFax

        LegalFax, Omtool's legacy network fax product, is a client/server software solution, based on the Fax Sr. product that was developed specifically to enable law firms to automate and integrate fax communications and cost recovery systems. The LegalFax product is licensed typically on a shrink-wrap basis, primarily on the Windows 95/98 and Windows NT operating systems. The LegalFax product supports Microsoft Exchange, Novell GroupWise, and Lotus Notes, and allows users to fax using native transport protocol. Additionally, the LegalFax product is fully-integrated with document management systems such as iManage and Hummingbird DOCS Open, as well as with time and billing systems such as Equitrac, Elite and CMS Open.

Discontinued Products

        On January 4, 2000, the Company sold certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line to International Presence PLC.

        Effective on March 31, 2000, the Company discontinued the sale and support of the U-Page, Fax Sr. Express, Fax Sr. Sun Solaris, Fax Sr. VMS and Fax Sr. Unix products;. the Company determined that the market opportunity for these products was significantly lower than that for the Genidocs and Genifax products.

Hardware

        The Company resells certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers, and hardware is neither bundled with the Company's software products nor required to be purchased from the Company. Omtool primarily resells intelligent fax boards from third party vendors.

Customer Service

        To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a typical period of 12 months, including telephone support, software support comprised of maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media. Support services may be renewed at the customer's discretion on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Additional services are provided on an as needed basis by the Company including certification, training, consulting services and professional services.

Sales and Marketing

        The Company targets large and mid-sized corporations, business and healthcare organizations, law firms and government entities as the primary markets for its complete electronic document delivery product line. In order to address the legal vertical market, the Company has enhanced its core products with features that address workflow needs and integrates with products that are specific to the legal vertical market. The Company has also invested in marketing programs and product branding targeted to the legal market. In addition, the Company believes that opportunity exists in the healthcare vertical for the Genifax and Genidocs product lines. The Company believes that pending government regulations regarding confidentiality and portability of patient records may indicate a shift toward electronic delivery methods for patient records that are consistent with the capabilities of the Company's products.

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

        Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. The Company expects to continue to market its products through independent distributors in strategic international markets. In 2000, 2001 and 2002, sales outside of North America (primarily Europe) represented approximately 14%, 10% and 14%, respectively, of total revenues.

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

Customers

        As of December 31, 2002, the Company had more than 7,000 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

        No single customer accounted for 10% or more of total revenues in 2000, 2001 or 2002.

Research and Development

        The Company continues to invest in research and development. The Company believes its future success depends in large part on its ability to continue to enhance the Genifax, Genidocs and AccuRoute product lines. Omtool deploys its engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

        The Company expects to continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 2000, 2001 and 2002 was approximately $3.8 million, $3.2 million and $2.8 million, respectively. Since its inception, the Company has not capitalized any software development costs. The Company plans to continue to make significant investments in research and development, primarily through the hiring of additional skilled engineers and independent contractors.

Competition

        In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers. There are also other categories of technology solution that overlap and compete in certain ways with aspects of the Company's products. These include:

  •
  Document management solutions from vendors such as Documentum, Hummingbird and iManage whose electronic collaboration solutions compete with certain aspects of the Company's solutions;

  •
  Electronic forms and electronic signature solutions from vendors such as Adobe, PureEdge, CreateForm and Silanis that offer the creation of electronic documents with electronic signatures; and

  •
  Security infrastructure solutions from vendors such as Verisign and Entrust whose solutions can be used to build applications that enable secure document communications.

The Company expects the competition in the business-to-business secure document exchange market to increase over time.

        In the scan-to-deliver market where the AccuRoute software competes, the Company is likely to see competitive products being offered by hardware vendors such as Canon, Ricoh, Lexmark and others. In most cases these products are the result of partnerships with U.S.-based software companies. The Company also expects competition in this market segment to mature and become increasingly intense over time.

        The market for client/server computer-based facsimile solutions is also competitive, although this market is more established and mature than the markets in which the Genidocs and AccuRoute products compete. The Company believes its ability to compete successfully in the fax market depends upon a number of factors both within and beyond its control, including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given these factors, the Company believes that in order to be successful, it must sharpen its focus and deliver products on one of the most prolific system platforms, Windows 2000/2003, with features that appeal to the broadest segment of the market.

        The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Captaris), Fenestrae, TopCall International and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

Proprietary Rights

        The Company regards its software as a trade secret and attempts to protect it with a combination of copyright and trade secret laws, and employee nondisclosure and assignment of invention agreements. The Company has one U.S. patent, four pending U.S. patent applications, three pending foreign patent applications, four U.S. trademark applications and three foreign trademark applications. The Company to date has not registered any copyrights. The Company generally licenses its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

        There has been substantial litigation in the software industry involving intellectual property rights. There can be no assurance that claims of infringement of intellectual property rights will not be asserted against the Company and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, inasmuch as the Company licenses certain components of its products from third-parties, its exposure to copyright and other infringement actions may increase because the Company must rely on such third-parties for information as to the origin and ownership of such licensed components. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third-parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

        As of December 31, 2002, the Company employed 89 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2. Properties

        The Company's executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which the Company occupies 25,500 square feet and 4,500 square feet of which the Company has subleased to a third party. The lease was due to expire on December 31, 2002, but the Company chose to exercise an option to extend the lease for an additional three years. The new date of expiration is December 31, 2005. The Company believes that such facilities are adequate for its present operations. The Company also leases facilities and offices for sales and development in Oregon on a month to month basis. Additionally, the Company leases facilities for sales, customer service, and support, in London, England, expiring in May 2005.

Item 3. Legal Proceedings

        On October 5, 1999, a purported securities class action complaint was filed in the United States District Court for the District of New Hampshire (the "Court") against the Company and certain officers and directors of the Company. The lawsuit (the "Class Action") alleged, among other things, that the Company, during the purported class period of August 8, 1997 through October 6, 1998, made misrepresentations and omissions to the investing public regarding its financial results and its accounting practices in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. The defendants moved to dismiss the complaint in its entirety. The Court denied in part and granted in part defendants' motion, dismissing plaintiffs' claim under Section 12(a)(2) of the Securities Act of 1933, but permitting all other claims to go forward.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        On December 27, 2002, the Company filed a definitive proxy statement requesting the vote of the securities holders of the Company to approve an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split whereby each outstanding 2, 3, 4, 5, 6, 7, 8, 9 or 10 shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Board of Directors.

        On January 14, 2003, Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company's Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split. At the special meeting of the stockholders, stockholders approved the reverse stock split with 6,201,147 votes for, 788,894 votes against and no votes withheld. There were no abstentions or broker non-votes.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        From August 8, 1997, the date of the Company's initial public offering of common stock, until November 19, 2002, the Company's common stock was traded on The Nasdaq National Stock Market under the symbol OMTL. Since November 26, 2002 the Company's Common Stock has been trading on the Nasdaq SmallCap Market. On January 14, 2003 Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company's Amended and Restated Certificate of Incorporation. Prior to August 8, 1997, there was no public market for the Company's common stock. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported by The Nasdaq Stock Market based on a split-adjusted actual sales price.

	Stock Price
	High	Low
Quarter ended:
2001
March 31, 2001	$15.75	$5.25
June 30, 2001	$8.54	$4.76
September 30, 2001	$11.69	$4.97
December 31, 2001	$9.10	$4.76

2002
March 31, 2002	$7.84	$5.25
June 30, 2002	$10.01	$5.25
September 30, 2002	$6.58	$1.40
December 31, 2002	$3.15	$1.26

        On March 7, 2003, the closing price for the common stock was $1.81 per share. As of March 7, 2003, there were approximately 93 stockholders of record. The Company believes that shares of the Company's common stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 1,019 additional beneficial holders.

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

        On January 14, 2003, Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company's Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split whereby each outstanding (7) shares would be combined, converted and changed into one share of Common Stock. All references in the Consolidated Financial Statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-seven stock split. Additional information is presented in Footnote 6(d) of Notes to the Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

        The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2001 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data set forth below for the fiscal year ended December 31, 2002 and the balance sheet data as of December 31, 2002 have been derived from the Company's consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenues:
Software license	$18,542	$12,394	$6,032	$5,051	$4,373
Hardware	6,482	7,072	4,216	3,129	2,734
Service and other	6,088	7,620	6,659	7,174	7,370

Total revenues	31,112	27,086	16,907	15,354	14,477

Cost of revenues:
Software license	1,331	1,070	423	431	347
Hardware	3,925	4,891	3,008	2,082	1,769
Service and other	2,951	3,704	4,175	4,091	3,282

Total cost of revenues	8,207	9,665	7,606	6,604	5,398

Gross profit	22,905	17,421	9,301	8,750	9,079

Operating expenses:
Sales and marketing	12,341	11,879	6,328	6,254	6,150
Research and development	5,059	5,003	3,767	3,219	2,815
General and administrative	4,755	5,562	3,879	3,616	4,559
Restructuring costs and asset write-off	—	2,995	708	—	—
Settlement costs	—	—	1,700	—	—
(Income) loss on sale of AS/400 product line	—	2,668	(447)	—	—

Total operating expenses	22,155	28,107	15,935	13,089	13,524

Income (loss) from operations	750	(10,686)	(6,634)	(4,339)	(4,445)
Interest and other income, net	754	668	1,102	631	181

Income (loss) before provision (benefit) for income taxes	1,504	(10,018)	(5,532)	(3,708)	(4,264)
Provision (benefit) for income taxes	406	(857)	—	—	1,255

Net income (loss)	$1,098	$(9,161)	$(5,532)	$(3,708)	$(5,519)

Net income (loss) per share
Basic	$0.60	$(5.09)	$(3.05)	$(2.04)	$(3.08)

Diluted	$0.57	$(5.09)	$(3.05)	$(2.04)	$(3.08)

Weighted average number of common shares outstanding
Basic	1,816	1,800	1,815	1,818	1,794

Diluted	1,916	1,800	1,815	1,818	1,794

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,745	$19,163	$17,883	$12,491	$9,790
Working capital	23,610	17,707	13,639	10,225	4,705
Total assets	36,403	27,473	22,463	17,216	12,692
Total stockholders' equity	29,765	20,185	14,890	11,075	5,334

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

Overview

        Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's premier application, Genidocs, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Genifax, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows server-based architecture with the Genidocs product line. AccuRoute, Omtool's proprietary document routing and distribution software integrates with certain digital scanning and multifunctional devices and allows distribution of digitized paper documents. Omtool's enhanced messaging products, Genidocs and Genifax, coupled with the AccuRoute, have been integrated with both digital scanning and multifunction devices thus enabling paper documents to be securely delivered electronically. A significant portion of the Company's revenues is derived from licensing the rights to use its fax software products directly to end-users and indirectly through resellers. During 2002, the Genifax product line accounted for 48% of total software revenue, the Fax Sr. product line accounted for 23% of total software revenue, the Genidocs product line accounted for 11% of total software revenue, the LegalFax product line accounted for 10% of total software revenue and the Accuroute product line accounted for 8% of total software revenues.

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

        Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period, which is typically one year. The Company generates a smaller portion of its service and other revenues from consulting, training and installation services.

        The Company's financial results for 2002 declined from financial results for 2001, due primarily to the general economic softness in information technology spending as reflected in a decrease in demand for enterprise software solutions. This decrease reflected the overall sluggishness of the United States economy in 2002 causing customers and prospective customers to defer technology spending. As a result of this decrease in demand, the Company's revenues for the year ended December 31, 2002 decreased 6% from revenues for the year ended December 31, 2001, and the Company's net loss increased from $3.7 million for the year ended December 31, 2001 to a net loss of $5.5 million for the year ended December 31, 2002. The Company has experienced declining revenues and increasing operating losses over an extended period of time. Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next year. As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations. Although the Company's operating cash flow for the year ended December 31, 2002 resulted in a use of cash of $2.2 million, the Company's cash, cash equivalents and short-term investments at December 31, 2002 were approximately $9.8 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditures for at least the next year.

        The Company cannot predict when the market for enterprise software solutions will improve. When the market does improve, the Company cannot predict whether, and to what extent, the demand for its products will increase. The Company believes that the current lack of demand for enterprise software solutions will continue during 2003, and that its operations and financial results will continue to be negatively affected during that period. Any continued decline in the Company's revenues will have a significant impact on the Company's financial results, particularly because a significant portion of the Company's operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from the Company's June 2002 restructuring, the Company's costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company's operating results.

        The Company's future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions the Company enters into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenues from a large order may constitute a significant portion of the Company's total revenues in a particular quarter.

        The Company has historically derived a majority of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 14%, 10% and 14% of the Company's total revenues in 2002, 2001 and 2000, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe) and to increase its investment in sales and marketing efforts directed toward international markets. There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company continues to actively recruit value-added resellers ("VARs"), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 23%, 23% and 38% of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Critical Accounting Policies and Estimates

        The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. Note that the Company's preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        Revenue Recognition and Accounts Receivable Reserves.    The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

        The Company applies the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement as well. The Company applies the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company's revenue if management made different judgments or utilized different estimates.

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

        The Company's transactions frequently involve the sales of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements. The Company's services are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

        For all sales, the Company uses a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement. Sales through the Company's resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders, on a transaction-by-transaction basis.

        At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due beyond the Company's normal payment terms, which are thirty to sixty days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company reviews D&B credit reports for all of its resellers and adjusts its credit limits with those resellers accordingly. If the reseller does not have a favorable report or the Company does not have enough credit information to distinguish if the reseller is credit-worthy then the Company predominantly sells to such resellers on C.O.D. terms. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

        The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products. Management's calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue. Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectability of the Company's accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Management's calculation of the estimated accounts receivable reserve is based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable.

        The Company's combined accounts receivable and returns reserve was $615,000, $630,000 and $980,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Both components of calculating the estimated reserve, specific identification and historic ratio, are material judgments. These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

        The Company's deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy.

        Software Development Costs.    Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all software development costs to operations in the period incurred.

        Taxes.    The Company is required to estimate its income and state sales taxes. This process involves estimating the Company's actual current tax obligations together with assessing differences resulting from the different treatment of items for tax and accounting purposes which result in deferred income tax assets and liabilities and accrued state sales tax liabilities. The Company has deferred income tax assets and liabilities and accrued state sales tax liabilities included within its balance sheet.

        The Company's deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on-going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations.

        During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future. Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002. Significant judgment was involved in management's decision to write off its net deferred tax assets. If management had concluded differently, the Company's net loss for the year ended December 31, 2002 would have been materially different.

        The Company will continue to provide a valuation allowance against all of its net deferred tax assets until it returns to an appropriate level of taxable income. The ultimate realization of these deferred tax assets depends upon the Company's ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

        Accrued state sales taxes are estimated for each reporting period based on tax rates in effect for the reporting periods in each of the states where the Company has potential nexus. In the event that actual results differ from these estimates, the Company's state sales taxes expense could be materially impacted.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2002	2001	2000
Revenues:
Software license	30.2%	32.9%	35.7%
Hardware	18.9	20.4	24.9
Service and other	50.9	46.7	39.4

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	2.4	2.8	2.5
Hardware	12.2	13.6	17.8
Service and other	22.7	26.6	24.7

Total cost of revenues	37.3	43.0	45.0

Gross profit	62.7	57.0	55.0

Operating expenses:
Sales and marketing	42.5	40.7	37.4
Research and development	19.4	21.0	22.3
General and administrative	31.5	23.6	22.8
Asset write-off	—	—	4.2
Settlement costs	—	—	10.1
Income on sale of AS/400 product line	—	—	(2.6)

Total operating expenses	93.4	85.3	94.2

Loss from operations	(30.7)	(28.3)	(39.2)
Interest and other income, net	1.3	4.1	6.5

Loss before provision for income taxes	(29.4)	(24.2)	(32.7)
Provision for income taxes	8.7	—	—

Net loss	(38.1)%	(24.2)%	(32.7)%

Gross profit:
Software license	92.1%	91.5%	93.0%
Hardware	35.3	33.5	28.7
Service and other	55.5	43.0	37.3

Fiscal Years Ended December 31, 2002 and 2001

Revenues

        Total Revenues.    The Company's total revenues were $14.5 million and $15.4 million for the years ended December 31, 2002 and 2001, respectively, representing a decrease of 6%.

        Software License.    Software license revenues were $4.4 million for the year ended December 31, 2002 and $5.1 million for the year ended December 31, 2001, representing a decrease of 13%. Software license revenues accounted for 30% and 33% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors that include the general softness in information technology spending which is reflected in a decrease in demand for enterprise software solutions and a decline in the growth rate of the overall U.S. economy causing customers and prospective customers to defer technology purchases. The decrease in software license revenue as a percent of total revenue is primarily attributable to the decrease in software revenues.

        Hardware.    Hardware revenues were $2.7 million for the year ended December 31, 2002 and $3.1 million for the year ended December 31, 2001, representing a decrease of 13%. Hardware revenues accounted for 19% and 20% of total revenues for each respective period. The decrease in hardware revenues was primarily due to the decrease in the number of software sales made in the year ended December 31, 2002 resulting in a decrease in accompanying hardware sales.

        Service and Other.    Service and other revenues were $7.4 million and $7.2 million for 2002 and 2001, respectively, representing an increase of 3%. Service and other revenues accounted for 51% and 47% of total revenues for each respective period. The increase in service and other revenues was due to the increase in maintenance contracts sold by the Company accompanying its newer Genifax and Genidocs products lines, along with an increase in installation revenues. These factors and the decrease in software and hardware revenues explain the increase in service and other revenues as a percentage of total revenues.

Cost of Revenues

        Software License.    Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication. Cost of software license revenues was $347,000 and $431,000 in 2002 and 2001, respectively, representing 8% of software license revenues for each respective period. Software license gross margin percentages remained at 92% in 2002 and 2001.

        Hardware.    Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.8 million and $2.1 million in 2002 and 2001, respectively, representing 65% and 67% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 2002 was due primarily to the decrease of hardware unit sales accompanying the Company's products. The gross margin percentage for hardware sales increased to 35% for 2002 from 33% in 2001. The gross margin increase is due mainly to a change in the mix of hardware products sold as each product sells at a different gross margin.

        Service and Other.    Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $3.3 million and $4.1 million in 2002 and 2001, respectively, representing 45% and 57% of service and other revenues for each respective period. The gross margin percentage for service and other revenues increased to 55% for 2002 from 43% in 2001. The decrease in dollar amount of cost of service and other revenues is due to decreased wage expense and the associated overhead costs resulting from a decrease in headcount in the service department. The improvement in gross margins is a result of these decreased costs.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses were $6.2 million and $6.3 million in 2002 and 2001, respectively, representing 42% and 41% of total revenues for each respective period. The decrease in dollar amount was due to a decrease in overhead costs associated with a decreased number of employees in the sales and marketing departments as a result of a corporate restructuring which took place at the end of the second quarter of 2002. The increase in expenses as a percent of total revenues is due to the decrease in revenues. The Company expects sales and marketing expenses are likely to increase in absolute dollars.

        Research and Development.    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $2.8 million and $3.2 million in 2002 and 2001, representing 19% and 21% of total revenues for each respective period. In conjunction with a corporate restructuring, several positions were eliminated during the quarter ended June 30, 2002. The decrease in dollar amount and as a percentage of total revenue is primarily attributable to the decrease in overhead costs of supporting a decreased number of employees in the research and development department. The Company expects research and development expenses to remain consistent in absolute dollars.

        General and Administrative.    General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses and sales tax. General and administrative expenses were $4.6 million and $3.6 million in 2002 and 2001, respectively, or 32% and 24% of total revenues for each respective period. The increase in dollar amount and as a percentage of total revenues is due to decreased revenue combined with an increase in state sales tax accruals for the year. The Company expects general and administrative expenses are likely to decrease in absolute dollars.

        Interest and Other Income, net.    Interest and other income, net consists principally of interest income earned on excess cash. Interest and other income, net was $181,000 for the fiscal year ended December 31, 2002 and $631,000 for the fiscal year ended December 31, 2001. The decrease of 71% is due to changes in principal balances and lower interest rates.

        Provision for Income Taxes.    The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the twelve months ended December 31, 2002. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future. Accordingly, the remaining deferred tax asset of $1.2 million was written off in the second quarter of 2002.

Fiscal Years Ended December 31, 2001 and 2000

Revenues

        Total Revenues.    The Company's total revenues were $15.4 million and $16.9 million for the years ended December 31, 2001 and 2000, respectively, representing a decrease of 9%. Included in the 2001 and 2000 revenues are reversals of a $350,000 and $1.1 million, respectively, of the Company's accounts receivable reserve that management determined was no longer necessary (see footnote 2(k) of Notes to Consolidated Financial Statements). Prior to 2000, the Company offered a thirty-day money back guarantee to its customers and a business decision was made in late 1999 to eliminate that money back guarantee. That decision led to a significantly lower level of returns in 2000. Additionally, the Company's overall level of revenues and its accounts receivable balance were significantly lower in 2000 than in 1999. These combined factors led to management's decision to reduce its level of reserves in 2000. The level of returns continued to further decline in 2001 leading to management's decision to further reduce its level of reserves.

        Software License.    Software license revenues were $5.1 million for the year ended December 31, 2001 and $6.0 million for the year ended December 31, 2000, representing a decrease of 16%. Software license revenues accounted for 33% and 36% of total revenues for each respective period. The decline in software license revenue can be attributed to a number of factors which include softness in demand for enterprise fax solutions and a decline in the growth rate of the overall U.S. economy causing existing customers and prospective customers to defer technology purchases.

        Hardware.    Hardware revenues were $3.1 million for the year ended December 31, 2001 and $4.2 million for the year ended December 31, 2000, representing a decrease of 26%. Hardware revenues accounted for 20% and 25% of total revenues for each respective period. The decrease in hardware revenues was primarily due to the decrease in the number of software sales made in the twelve month period ending December 31, 2001 resulting in a decrease in accompanying hardware sales.

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

        Research and Development.    Research and development expenses were $3.2 million and $3.8 million in 2001 and 2000, representing 21% and 22% of total revenues for each respective period. The decrease in the dollar amount and in the expenses as a percentage of revenue was due to lower wages paid per employee in the research and development department.

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

        Asset Write-Off.    In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock ("Preferred Stock") of.comfax, Inc. (which later changed its name to MessageClick, Inc. ("MessageClick")) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

        The Company initially recorded its investment in MessageClick at the total purchase price of $850,000 and placed no value on the patent. The Company has not used the patent. At the end of each subsequent quarter, the Company evaluated the carrying cost of this investment and adjusted the balance, if it was deemed appropriate, to what the Company believed to be its realizable value. In making this decision, the Company reviewed the most recent MessageClick financial statements that were made available to the Company's management, had discussions with MessageClick's management, and reviewed documents relating to subsequent rounds of financing received by MessageClick. Based on the aforementioned, the Company determined that as of December 31, 1999, the carrying value of the investment was $708,335. During each of the first, second and third quarters of Fiscal 2000, the Company reduced the carrying value of the investment by $70,833. During the fourth quarter of 2000, the Company wrote-off the entire remaining carrying value of the investment. The decision to write-off the investment is described below.

        On November 3, 2000, MessageClick was acquired by Verso Technologies, Inc. ("Verso"), a company publicly traded on the Nasdaq National Market under the symbol VRSO. The Company received 45,487 shares of Verso common stock, $243.47 cash, which included cash the Company was entitled to and cash in lieu of fractional shares of Verso, and a warrant to purchase 8,580 shares of Verso common stock in exchange for its 262,346 shares of Preferred Stock. The 45,487 shares of Verso common stock received by the Company were unregistered and the Company was restricted from selling these shares for twelve months from the date of the acquisition. Additionally, the Company only had "piggy back" registration rights for those shares of Verso common stock. Furthermore, the Company potentially would receive an additional 20,642 shares of Verso common stock if certain conditions of the purchase agreement were met. No other shares were ever issued to the Company under the acquisition agreement because as certain conditions described in the agreement were never met.

        At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000 Verso was trading at $1.50 ($68,230.50 value for the 45,487 shares). Additionally, as of March 30, 2001 (prior to the Company filing its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company's investment of $34,115.25. Due to the rapid and significant decline in Verso's common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

        In 2002, the Company sold its entire interest in Verso stock at a value of approximately $11,000 and recorded the realized value in Interest and Other Income.

        Settlement Costs.    In March of 2001, the Company reached an agreement-in-principle to settle the class action shareholder lawsuit for $6.0 million. On June 28, 2001, the parties filed a definitive settlement agreement with the Court. On July 6, 2001, the Court preliminarily approved the proposed terms of the definitive settlement agreement. On October 23, 2001, the Court ordered final approval of the settlement, and final judgment has entered and become effective, resulting in full dismissal of the Class Action litigation against all defendants. The terms of the $6 million settlement included a contribution by the Company's directors' and officers' liability insurance carriers of $4.3 million, and a contribution by the Company of $1.7 million. The Company accrued its portion of the settlement as of December 31, 2000 (see Note 13 of Notes to Consolidated Financial Statements).

        (Income) Loss on Sale of AS/400 Product Line.    On January 4, 2000, Omtool sold to IPP certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. In addition, the Company reserved the three remaining installment payments totaling $450,000 due to the uncertainty surrounding the collectibility of such funds. This uncertainty was due to the fact that the purchaser of these assets was a relatively new company whose liquidity status was unknown to the Company and therefore collectibility of such funds was not assured. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

        The Company received payments of $150,000, $149,831 and $147,152 from IPP in the second, third and fourth quarters of 2000 respectively, and recorded those amounts as a recovery in each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 (see Note 12 of Notes to Consolidated Financial Statements).

        Interest and Other Income, net.    Interest and other income, net was $631,000 for the fiscal year ended December 31, 2001 and $1.1 million for the fiscal year ended December 31, 2000. The decrease of 43% is due to changes in principal balances and interest rates.

        Provision for Income Taxes.    The Company recorded a net loss for the years ended December 31, 2001 and 2000 and did not record a benefit from income taxes as realizability of net operating loss carryforwards is uncertain (see Note 5 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

        Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of common stock completed in August 1997. At December 31, 2002, the Company had cash and cash equivalents of $8.2 million, short-term investments of $1.6 million and working capital of $4.7 million.

        The Company's operating activities used cash of $2.2 million and $4.9 million for the years ended December 31, 2002 and 2001, respectively. Net cash used during the year ended December 31, 2002, consisted primarily of a net loss from operations and a decrease to accrued liabilities due to timing of the Company's year end payroll and fewer accruals for bonuses in 2002 than in 2001. This was offset by a write-off of the deferred tax asset as discussed in footnote 5 of Notes to Consolidated Financial Statements, depreciation and amortization, an increase in accrued state sales tax and accounts payable and decreases in accounts receivable and prepaid and other current assets. The increase in accounts payable and decrease in accounts receivable is due to management's increased focus on improving working capital by decreasing days sales outstanding and lengthening the Company's payment terms. Net cash used during the year ended December 31, 2001, consisted primarily of a net loss from operations and a decrease in accrued liabilities offset by depreciation and amortization and an increase in deferred revenue.

        Investing activities used cash of $583,000 and provided cash of $1.7 million for the years ended December 31, 2002 and 2001, respectively. The principal uses in both 2002 and 2001 were purchases of short-term investments and property and equipment, offset by proceeds from the sale of short-term investments.

        Financing activities used cash of $236,000 and $142,000 during the years ended December 31, 2002 and 2001, respectively, due primarily to the purchases of treasury stock.

        The Company has experienced declining revenues and increasing operating losses over an extended period of time. Based upon the current economic environment, general softness in information technology spending, the release of new and emerging products that may not achieve market acceptance, and shortened forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months. The Company expects that its cash needs for the foreseeable future will be provided by a combination of its continuing operations, collections of its accounts receivable, the proceeds of the sales of its short-term investments and its existing cash balance. The Company expects that principal uses of cash will be for operations, working capital and purchases of property and equipment. Management currently has no plan to obtain additional financing if these expectations are not met. Subject to the factors contained herein, the Company believes that it has sufficient liquidity and cash available to meet the operating needs of the Company for at least the next twelve months. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

        The following table represents the approximate amounts of payments due under specified contractual obligations as of December 31, 2002:

	Less than one year	One to three years	Three to five years	More than Five years
Operating lease obligations	$376,000	$620,000	—	—
Purchase obligations	113,000	—	—	—

Total obligations	$489,000	$620,000	—	—

        Operating lease requirements consist mainly of lease payments for the Company's offices in Salem, NH and London, England (See Item 2, Properties, of this form 10-K for more information regarding the Company's leases). Purchase obligations consist of payments appropriated for the purchase of equipment. These purchase obligations were fully paid in the first Quarter of 2003. As of December 31, 2002, the Company did not have any long-term debt obligations, capital lease obligations, or other long-term liabilities for which payments are required.

Recently Issued Accounting Standards

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that may be initiated by the Company after December 31, 2002. The Company does not anticipate the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

        In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

        In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, and of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company's agreements that it has determined are within the scope of FIN No. 45.

        As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the estimated fair value of these indemnification agreements is minimal.

        The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated fair value of these agreements is minimal.

        The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to certain of its customers for the life of the product. If necessary, the Company would provide for the estimated cost of product warranty based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product warranty. As a result, the Company believes that the estimated fair value on these agreements is minimal.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123" ("FAS 148"). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for stock based compensation to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation further clarifies the identity of a party with a controlling financial interest that may be achieved through arrangements that do not involve voting interests. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The entity shall disclose the primary beneficiary of a variable interest entity including the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company does not anticipate the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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

        Future Operating Results Uncertain.    The Company incorporated and shipped its initial facsimile software products in 1991. In the years ending December 31, 2000, 2001 and 2002, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future; as the Company's operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company's secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers. The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company's secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

        Product Concentration.    To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in September 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000 and it introduced its proprietary document and routing software, Accuroute, in the second quarter of 2002. To date, the Company has not recognized a significant amount of revenues from its Genidocs and Accuroute products. The Company expects that its Genidocs and Accuroute products may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs and Accuroute products will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

        New Products and Technological Change.    The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company, such as the Genidocs, Genifax and Accuroute products will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing or planned products and have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence on Genifax and Fax Sr. NT Product Lines and the Windows NT/2000 Environment.    The Company currently derives a significant portion of its revenues from licenses of the Genifax and Fax Sr. NT products and related services and resale of related hardware. Continued market acceptance of the Genifax and Fax Sr. NT products are critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax and Fax Sr. NT product lines as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on new and enhanced versions of the Genifax product and customer acceptance of the Fax Sr. NT product. There can be no assurance that the Company will continue to be successful in marketing the Genifax and Fax Sr. NT products or any new or enhanced versions of the Genifax product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Risks Associated with Listing on the Nasdaq SmallCap Market.    In August 2002, the Nasdaq National Market ("Nasdaq") informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq's listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days. The Company did not regain compliance and on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On November 26, 2002, the Company transferred to The Nasdaq SmallCap Market and it was afforded the remainder of this market's 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement. On January 14, 2003, Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company's Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split. On February 5, 2003, the Company was notified by Nasdaq that it had regained compliance and the matter is now closed. The Company cannot predict the impact, if any, of a change in listing to the SmallCap Market. In addition, the Company cannot predict the continuance of its listing status in the future including the possibility of delisting from the Nasdaq Small Cap Market. The delisting of the Company's common stock from Nasdaq may materially impair the stockholder's ability to buy and sell shares of the Company's common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Furthermore, the delisting of the Company's common stock could significantly impair the Company's ability to raise capital should it desire to do so in the future.

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

        The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers. There are also other categories of technology solution that overlap and compete in certain ways with aspects of the Company's products. These include:

  •
  Document management solutions from vendors such as Documentum, Hummingbird and iManage whose electronic collaboration solutions compete with certain aspects of the Company's solutions;

  •
  Electronic forms and electronic signature solutions from vendors such as Adobe, PureEdge, CreateForm and Silanis that offer the creation of electronic documents with electronic signatures; and

  •
  Security infrastructure solutions from vendors such as Verisign and Entrust whose solutions can be used to build applications that enable secure document communications.

        The Company expects the competition in the business-to-business secure document exchange market to increase over time.

        The Company competes directly with a large number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as RightFAX (a subsidiary of Captaris), Fenestrae, TopCall International and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

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

        Fluctuations in Quarterly Results of Operations; Seasonality.    The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of the Company's products; changes in the Company's sales incentive strategy; the mix of direct and indirect sales, and general economic factors, including a continued decline in the growth rate of the overall U.S. economy. In addition, the sale of the Company's products often involves delays because customers tend to implement the products on a large scale and they also must establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During such sales cycles, the Company may expend substantial funds and management efforts yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results for such quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

        In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and the Company's sales cycle—from the customer's initial evaluation through purchase of licenses and the related support services—varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

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

        Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.    The Company markets its products and services directly through telesales and indirectly through marketing channels such as VARs, systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company's products. In addition, there can be no assurance that the Company's resellers and strategic business partners will not develop, acquire or market computer-based facsimile products that are competitive with the Company's products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company's business, financial condition and results of operations.

        The distributor agreements generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party. The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors. Either party may terminate such relationships, at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent the Company's products. Furthermore, the Company's strategic alliances may be terminated by either party, at any time; there can be no assurances that such strategic alliances will continue. The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Risks Associated with Acquisitions.    The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company's business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses would be incurred in connection with future acquisitions. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its common stock to acquire such businesses, which may dilute the Company's existing stockholders.

        Ability to Manage Growth.    The Company may expand its operations and anticipates that expansion may be required in order to address potential market opportunities. The Company may increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance that such expansion would be completed successfully or that it would generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire such personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with the Use of Arthur Andersen as Independent Auditors.    Arthur Andersen LLP ("Andersen"), the Company's former independent public accountants that audited the Company's financial statements until June 28, 2002, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government's investigation of Enron Corporation. Andersen ceased practicing before the SEC effective August 31, 2002. Although the Company has no reason to believe that those financial statements are incorrect, it is possible that events arising out of the indictment may adversely affect Andersen's ability to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Andersen's audit of the Company's financial statements. The SEC has indicated that it will continue accepting financial statements audited or reviewed by Andersen provided that the Company comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

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

        Dependence on Key Personnel.    The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, most of who are not bound by an employment agreement or by a noncompetition agreement. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of December 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2002. Currently, the Company does not engage in foreign currency hedging activities.

Item 8. Financial Statements

        The Company's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-25, respectively, of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company changed its independent accountants in June 2002 as reported in its Current Report on Form 8-K dated June 28, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

Executive Officers

        The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

Item 11. Executive Compensation and Other Information

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2002.

Item 14. Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures.

            As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          (b)  Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

PART IV

Item 16. Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

        (3)  Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)
10.5	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6	Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.9	Consulting Arrangement with Arnold E. Ditri (filed as Exhibit 10.9 to Company's Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference)
*10.10	Severance Letter with Timothy P. Losik (filed as Exhibit 10.10 to the Company's Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference)
10.11	Offer Letter with Michael K. Sheehy (filed as Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)

*10.12	Severance Eligibility Letter with Michael K. Sheehy (filed as Exhibit 10.12 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23	Consent of PricewaterhouseCoopers LLP
23.1	Consent of Arthur Andersen LLP
24	Power of Attorney (included on signature page)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Indicates a management contract or any compensatory plan, contract or arrangement required to be as an Exhibit pursuant to Item 14(c).

(b)
Reports on Form 8-K.

        The Company filed a Report on Form 8-K dated December 13, 2002 to report that the Company announced that it planned to hold a special meeting of its stockholders in order to solicit approval of its proposal that would give the Company's Board of Directors authority to effect a reverse stock split of up to one-for-ten shares of the Company's Common Stock pursuant to Item 5.

        The Company filed a Report on Form 8-K dated January 14, 2003 to report that at a special meeting of the stockholders of the Company, an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split was approved by a majority of the outstanding shares of the Company's Common Stock pursuant to Item 5.

  (c)
  Exhibits.

        The exhibits required by this Item are listed under Item 14(a)(3).

  (d)
  Financial Statement Schedules.

        The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 10th day of March 2003.

OMTOOL, LTD.
By:	/s/ TIMOTHY P. LOSIK Timothy P. Losik Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

        We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert Voelk and Timothy Losik, and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. VOELK Robert L. Voelk	Chairman, Chief Executive Officer and President	March 10, 2003
/s/ TIMOTHY P. LOSIK Timothy P. Losik	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 10, 2003
/s/ RICHARD D. CRAMER Richard D. Cramer	Director	March 10, 2003

/s/ ARNOLD E. DITRI Arnold E. Ditri	Director	March 10, 2003
/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 10, 2003
/s/ MARTIN A. SCHULTZ Martin A. Schultz	Director	March 10, 2003
/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	Director	March 10, 2003

CERTIFICATIONS

I, Robert L. Voelk, certify that:

1.
I have reviewed this annual report on Form 10-K of Omtool, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
	By:	/s/ ROBERT L. VOELK Robert L. Voelk Chief Executive Officer

I, Timothy P. Losik, certify that:

1.
I have reviewed this annual report on Form 10-K of Omtool, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
	By:	/s/ TIMOTHY P. LOSIK Timothy P. Losik Chief Financial Officer

OMTOOL, LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Omtool, Ltd.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Omtool, Ltd. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Omtool, Ltd. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Note 6 (d), were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

        As discussed above, the financial statements of Omtool, Ltd. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 6 (d), these financial statements have been revised to give effect to the one-for-seven reverse stock split. We audited the adjustments described in Note 6 (d) that were applied to revise the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Omtool, Ltd.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.01 for further discussion. The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements. As discussed in Note 6 (d), the Company has revised the 2001 and 2000 consolidated financial statements to reflect the one-for-seven reserve stock split that was effective on January 15, 2003. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 16, 2002

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,192,523	$11,194,118
Short-term investments	1,597,155	1,296,750
Accounts receivable, less reserves of $615,000 and $630,000 in 2002 and 2001, respectively	1,664,849	1,867,332
Inventory	187,918	168,039
Prepaid expenses and other current assets	420,083	613,662
Deferred tax asset	—	1,225,350

Total current assets	12,062,528	16,365,251
Property and equipment, net	615,703	836,366
Other assets	13,962	13,962

	$12,692,193	$17,215,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019,584	$733,290
Accrued liabilities	1,665,046	1,852,892
Accrued state sales tax	1,275,735	170,709
Deferred revenue	3,397,568	3,383,759

Total current liabilities	7,357,933	6,140,650

Commitments and contingencies (Notes 9 and 13)
Stockholders' equity:
Preferred stock, $.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized—35,000,000 shares; Issued—1,858,482 shares in 2002 and 2001, Outstanding—1,744,542 and 1,812,724 shares in 2002 and 2001, respectively	18,585	18,585
Additional paid-in capital	31,990,720	32,036,492
Accumulated deficit	(25,671,834)	(20,152,079)
Treasury stock (113,940 and 45,758 shares, at cost in 2002 and 2001, respectively)	(924,570)	(734,086)
Accumulated other comprehensive loss	(78,641)	(93,983)

Total stockholders' equity	5,334,260	11,074,929

	$12,692,193	$17,215,579

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
Revenues:
Software license	$4,372,982	$5,050,515	$6,031,647
Hardware	2,733,608	3,129,151	4,216,231
Service and other	7,370,099	7,174,101	6,659,139

Total revenues	14,476,689	15,353,767	16,907,017

Cost of revenues:
Software license	346,592	431,202	423,127
Hardware	1,768,869	2,081,535	3,008,066
Service and other	3,282,463	4,090,719	4,175,093

Total cost of revenues	5,397,924	6,603,456	7,606,286

Gross profit	9,078,765	8,750,311	9,300,731

Operating expenses:
Sales and marketing	6,149,532	6,254,568	6,327,999
Research and development	2,815,324	3,219,227	3,767,167
General and administrative	4,559,322	3,616,008	3,878,359
Asset write-off	—	—	708,335
Settlement costs	—	—	1,700,000
Income on sale of AS/400 product line	—	—	(446,983)

Total operating expenses	13,524,178	13,089,803	15,934,877

Loss from operations	(4,445,413)	(4,339,492)	(6,634,146)
Interest and other income, net	181,114	631,211	1,102,358

Loss before provision for income taxes	(4,264,299)	(3,708,281)	(5,531,788)
Provision for income taxes	1,255,456	—	—

Net loss	$(5,519,755)	$(3,708,281)	$(5,531,788)

Net loss per share
Basic and diluted	$(3.08)	$(2.04)	$(3.05)

Weighted average number of common shares outstanding
Basic and diluted	1,794,249	1,818,840	1,815,149

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 1999	1,858,482	$18,585	(60,017)	$(1,201,998)	$32,326,829	$(10,912,010)	$(46,529)	$20,184,877
Comprehensive loss:
Net loss	—	—	—	—	—	(5,531,788)	—	(5,531,788)
Change in cumulative translation adjustment	—	—	—	—	—	—	(44,917)	(44,917)

Total comprehensive loss	—	—	—	—	—	—	—	(5,576,705)

Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	21,140	423,362	(141,128)	—	—	282,234

Balance, December 31, 2000	1,858,482	18,585	(38,877)	(778,636)	32,185,701	(16,443,798)	(91,446)	14,890,406
Comprehensive loss:
Net loss	—	—	—	—	—	(3,708,281)	—	(3,708,281)
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,537)	(2,537)

Total comprehensive loss	—	—	—	—	—	—	—	(3,710,818)

Purchase of treasury stock	—	—	(15,720)	(128,092)	(22,245)	—	—	(150,337)
Issuance of shares through Employee Stock Purchase Plan	—	—	1,697	33,142	(24,964)	—	—	8,178
Compensation expense related to issuance of common stock to directors	—	—	7,142	139,500	(102,000)	—	—	37,500

Balance, December 31, 2001	1,858,482	18,585	(45,758)	(734,086)	32,036,492	(20,152,079)	(93,983)	11,074,929
Comprehensive loss:
Net loss	—	—	—	—	—	(5,519,755)	—	(5,519,755)
Change in cumulative translation adjustment	—	—	—	—	—	—	15,342	15,342

Total comprehensive loss	—	—	—	—	—	—	—	(5,504,413)

Purchase of treasury stock	—	—	(72,242)	(255,339)	—	—	—	(255,339)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	4,060	64,855	(45,772)	—	—	19,083

Balance, December 31, 2002	1,858,482	$18,585	(113,940)	$(924,570)	$31,990,720	$(25,671,834)	$(78,641)	$5,334,260

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(5,519,755)	$(3,708,281)	$(5,531,788)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	509,932	692,286	813,627
Accounts receivable reserve	(13,691)	(484,831)	(1,113,831)
Compensation expense related to issuance of common stock to directors	—	37,500	—
Deferred income taxes	1,225,350	—	—
Non-cash restructuring costs and asset write-off	—	—	708,335
Changes in assets and liabilities—
Accounts receivable	242,350	168,183	2,511,690
Prepaid expenses and other current assets	198,785	(301,057)	899,010
Inventory	(18,419)	(10,094)	190,431
Accounts payable	283,642	104,970	(393,337)
Accrued liabilities	(385,680)	(2,078,155)	604,091
Accrued state sales tax	1,275,735	170,709	—
Deferred revenue	(37,562)	462,744	101,546

Net cash used in operating activities	(2,239,313)	(4,946,026)	(1,210,226)

Cash Flows from Investing Activities:
Purchases of property and equipment	(283,040)	(294,567)	(313,852)
Purchases of short-term investments	(1,597,155)	(1,296,750)	(147,915,052)
Proceeds from sale of short-term investments	1,296,750	3,281,999	162,192,745
Decrease in other assets	—	463	1,600

Net cash (used in) provided by investing activities	(583,445)	1,691,145	13,965,441

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	19,083	8,178	282,234
Purchase of treasury stock	(255,339)	(150,337)	—

Net cash (used in) provided by financing activities	(236,256)	(142,159)	282,234

Exchange rate effect on cash	57,419	(8,192)	(14,382)

Net (decrease) increase in cash and cash equivalents	(3,001,595)	(3,405,232)	13,023,067
Cash and cash equivalents, beginning of year	11,194,118	14,599,350	1,576,283

Cash and cash equivalents, end of year	$8,192,523	$11,194,118	$14,599,350

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Omtool, Ltd. ("Omtool" or the "Company") is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company targets large and mid-sized corporations, business and healthcare organizations, law firms and government entities as the primary markets for its complete electronic document delivery product line. Omtool's products, licensed on a combination server/seat or server only basis, provide users with an extensive, flexible feature set for transmitting and receiving electronic documents that enables users to improve management of their messaging activities. Included in the Company's products is a suite of utility and control functions that are designed to maintain document integrity. Omtool's products enable the integration of business processes that include the exchange of electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. Omtool's premier application, Genidocs, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Genifax, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows server-based architecture with the Genidocs product line. AccuRoute is Omtool's proprietary document routing and distribution software. AccuRoute integrates with certain digital scanning and multifunctional devices allowing for the distribution of paper documents that have been digitized. Omtool's enhanced messaging products, Genidocs and Genifax, coupled with AccuRoute, have been integrated with both digital scanning and multifunction devices enabling paper documents to be securely delivered electronically.

        The Company is subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, continued market acceptance of the Company's products, competition from substitute products and larger companies and the continued ability to manage and finance the Company's anticipated future growth.

        The Company's financial results for 2002 declined from financial results for 2001, due primarily to the general economic softness in information technology spending as reflected in a decrease in demand for enterprise software solutions. This decrease reflected the overall sluggishness of the United States economy in 2002 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company's revenues for the year ended December 31, 2002 decreased 6% from revenues for the year ended December 31, 2001, and the Company's net loss increased from $3.7 million for the year ended December 31, 2001 to a net loss of $5.5 million for the year ended December 31, 2002. The Company has experienced declining revenues and increasing operating losses over an extended period of time. Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and short forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next year. As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force and office space in June 2002 to lower the overall cost of operations. Although the Company's operating cash flow for the year ended December 31, 2002 resulted in a use of cash of $2.2 million, the Company's cash, cash equivalents and short-term investments at December 31, 2002 were $9.8 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditures for at least the next year.

(2) Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the notes to consolidated financial statements.

(a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

(b) Revenue Recognition

        The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

        The Company applies the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin establishes guidelines for revenue recognition. The Company's revenue recognition policy complies with this pronouncement as well. The Company applies the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns.

        The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period, typically one-year. Other services revenue is recognized as the services are performed. If the fee is considered to be not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products. Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products.

        The Company's transactions frequently involve the sales of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements. The Company's services are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

        The Company's deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy. Deferred revenue consisted of the following as of December 31, 2002 and 2001:

	December 31,
	2002	2001
Deferred revenue	$431,983	$179,217
Deferred maintenance and support	2,965,585	3,204,542

	$3,397,568	$3,383,759

(c) Software Development Costs

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

(d) Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6,837,255 and $10,015,624 at December 31, 2002 and 2001, respectively, and consisted primarily of investments in money market funds and commercial paper.

(e) Short-Term Investments

        As of December 31, 2002 and 2001, the Company had $1,597,155 and $1,296,750 invested in securities consisting of commercial paper. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at market value, which approximates amortized cost at December 31, 2002 and 2001.

(f) Advertising Expense

        The Company recognizes advertising expense as incurred. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $312,313, $545,353 and $104,210, respectively, as advertising expense.

(g) Inventory

        Inventories consist of circuit boards purchased from third-party vendors. Inventories are finished goods and are stated at lower of cost or market, with cost determined on the first-in, first-out basis. The Company reviews its inventory at the end of each month to ensure that there are no factors that would render the inventory obsolete. To determine obsolescence, the Company considers current market conditions as well as specific vendor information related to the hardware products sold by the Company. If the inventory is considered obsolete, then the Company will write the inventory down to zero value.

(h) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification
	Estimated Useful Life	2002	2001
Computer equipment	1 — 5 years	$2,859,054	$2,665,766
Computer software	2 — 3 years	1,255,804	1,140,243
Furniture and fixtures	5 — 7 years	912,842	893,878
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	215,171	187,604

		5,242,871	4,887,491
Less—Accumulated depreciation and amortization		4,627,168	4,051,125

		$615,703	$836,366

        Depreciation expense was $509,932, $714,100 and $823,055 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(i) Stock Based Compensation

        The Company accounts for stock-based compensation for employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(5,519,755)	$(3,708,281)	$(5,531,788)
Add: Stock-based employee compensation included in reported net loss	—	$37,500	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(945,430)	(1,410,003)	(968,945)

Pro forma net loss	$(6,465,185)	$(5,080,784)	$(6,500,733)

Net loss per share:
Basic and diluted, as reported	$(3.08)	$(2.04)	$(3.05)
Basic and diluted, pro forma	$(3.60)	$(2.79)	$(3.58)

(j) Use of Estimates

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

(k) Concentration of Credit Risk and Fair Value of Financial Statements

        The amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Omtool's cash, cash equivalents, and short-term investments are held with financial institutions that the Company believes to be of high credit standing. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

        The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 2002:

Year Ended	Balance at Beginning of Year	Reductions		Balance at End of Year
December 31, 2000	$2,090,000	(1,110,000)	(1)	$980,000
December 31, 2001	$980,000	(350,000)	(1)	$630,000
December 31, 2002	$630,000	(15,000)	(1)	$615,000

(1)
Amounts represent the reversal of reserves through revenue that were no longer required.

        In accordance with APB Opinion No. 20, Accounting Changes, the following table displays the effects of the reductions in the accounts receivable reserve on the net loss and net loss per share:

Year Ended	Net Loss	Net Loss per Share
December 31, 2000	$1,110,000	$0.61
December 31, 2001	$350,000	$0.19
December 31, 2002	$15,000	$0.01

        As of December 31, 2002, one customer accounted for 10% and one customer accounted for 23% of the Company's accounts receivable balance. As of December 31, 2001, one customer accounted for 16% of the Company's accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, no single customer accounted for greater than 10% of the Company's total revenues.

(l) Foreign Currency Translation

        The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity (accumulated other comprehensive income) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2002, 2001 and 2000.

(m) Net Loss Per Share

        The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted weighted average shares outstanding for 2002, 2001 and 2000 exclude the potential common shares from stock options because to include them would have been antidilutive for the year presented. For the years ended December 31, 2002, 2001 and 2000, there were 378,698, 332,728 and 198,921 outstanding stock options, respectively, which have an antidilutive effect.

(2) Summary of Significant Accounting Policies (Continued)

(n) Recently Issued Accounting Standards

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that may be initiated by the Company after December 31, 2002. The Company does not anticipate the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

        In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

        In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition / measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company's agreements that it has determined are within the scope of FIN No. 45.

        As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the estimated fair value of these indemnification agreements is minimal.

        The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated fair value of these agreements is minimal.

        The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to certain of its customers for the life of the product. If necessary, the Company would provide for the estimated cost of product warranty based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product warranty. As a result, the Company believes that the estimated fair value on these agreements is minimal.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123" ("FAS 148"). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for stock based compensation to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation further clarifies the identity of a party with a controlling financial interest that may be achieved through arrangements that do not involve voting interests. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The entity shall disclose the primary beneficiary of a variable interest entity including the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company does not anticipate the adoption of FIN 46 will have a material effect on its financial position or results of operations.

(3) Related Party Transactions

        On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. ("eSped") to sublease from the Company 4,500 square feet of the premises the Company is occupying at its Salem, New Hampshire, headquarters. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of Omtool is also the Chief Executive Officer and Chairman of the Board of eSped and Mr. Schultz, a Director of Omtool is a Director of eSped. The sub-lease is a tenancy at will and commenced on February 1, 2001. Either party may terminate the sublease with 120 days written notice to the other party. The amount of rent payments and the percentage of building maintenance charges received in 2002 and 2001 was $55,323 and $50,710, respectively, and has been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the sublease have been negotiated at arms-length.

        The Company entered into a consulting arrangement with a Director of the Company in July 2001. Under this arrangement, the Director provides consulting services to the Company. The Company paid $106,184 and $162,114 to the Director for the years ended December 31, 2002 and 2001, respectively. As of August 1, 2002, the Company terminated this consulting arrangement.

(4) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2002	2001
Accrued health insurance expense	$308,854	$173,770
Accrued salary and salary-related	597,035	699,326
Accrued professional fees	275,477	234,055
Other accrued expenses	483,680	745,741

	$1,665,046	$1,852,892

(5) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2002, the Company had available federal net operating loss carryforwards of approximately $19.3 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $932,000. If not utilized, these carryforwards expire through 2022. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

        The components of the deferred tax asset are as follows:

	December 31,
	2002	2001
Net operating loss carryforward	$6,555,000	$5,111,000
Research and development tax credit carryforwards	932,000	922,000
Accrued liabilities and reserves	853,000	856,000
Valuation allowance	(8,340,000)	(5,663,650)

Net deferred tax asset	—	$1,225,350

        Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicates that significant uncertainty will continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future. Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

        The Company will continue to provide a valuation allowance against all of its net deferred tax assets until it returns to an appropriate level of taxable income. The ultimate realization of these deferred tax assets depends upon the Company's ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
(Decrease) increase in tax resulting from—
State tax benefit, net of federal benefit	(4.8)	(4.4)	(2.7)
Tax-exempt interest	—	—	0.6
Research and development tax credits	2.2	3.1	2.6
Difference in foreign tax rates	0.2	(0.3)	(0.5)
Increase in valuation allowance	63.5	33.7	33.8
Other	2.3	1.9	0.2

Provision for income taxes	29.4%	—%	—%

        The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2002	2001	2000
Current
Federal	—	—	—
State	—	—	—
Foreign	$30,106	—	—

Deferred
Federal	$1,225,350	—	—
State	—	—	—
Foreign	—	—	—

	1,225,350	—	—

Provision for income taxes	$1,255,456	$—	$—

        The components of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
Domestic	$(4,470,194)	$(3,495,818)	$(4,966,005)
Foreign	205,895	(212,463)	(565,783)

	$(4,264,299)	$(3,708,281)	$(5,531,788)

(6) Stockholders' Equity

(a) Treasury Stock

        In October 1998 and in October 2002, the Company's Board of Directors authorized the repurchase of up to 142,857 shares and $250,000 worth of shares, respectively, of the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 2002, the Company repurchased a total of 140,223 shares under the 1998 program and $250,000 worth, or 71,428 shares, under the 2002 program for a combined total of 211,651 shares under both programs.

(b) Reserved Common Stock

        As of December 31, 2002, 620,098 shares of common stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

(6) Stockholders' Equity (Continued)

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

(d) Reverse Stock Split

        On January 14, 2003, Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003. All references in the Consolidated Financial Statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-seven stock split.

(7) Stock Plans

(a) Stock Option Plans

        The Company's 1996 Stock Option Plan (the "1996 Plan") provided for the granting of options covering 214,286 shares of common stock. The 1996 Plan, administered by the Board of Directors, allows for the granting of "incentive stock options" within the meaning of the IRC and nonqualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

        The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the issuance of common stock pursuant to the grant to employees of "incentive stock options" within the meaning of the IRC and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. Under the terms of the 1997 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the 1997 Plan is 614,285.

        The Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation, for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the

Black-Scholes option pricing model, options granted in 2002, 2001 and 2000 had a weighted average fair value of $4.22, $5.39 and $11.55, respectively. The weighted average assumptions are as follows:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.67%	4.58%	6.25%
Volatility	95.0%	85.0%	85.0%
Expected dividend yield	—	—	—
Expected lives	4 Years	4 Years	4 Years

        On July 11, 2001, in accordance with the Company's 1997 Stock Plan, as amended, the Board of Directors approved grants of 3,571 shares each of fully vested common stock to two members of the Company's Board of Directors in exchange for services rendered to the Company in connection with their service on the Board of Directors. These grants were made at the current fair market value of the Company's common stock and, the Company recorded compensation expense of $37,500 during the year ended December 31, 2001.

        The following is a summary of all stock option activity:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding, December 31, 1999	316,358	$1.75-$63.00	$23.25
Granted	127,447	6.37-20.13	17.64
Exercised	(18,169)	12.95-20.63	13.61
Canceled and expired	(226,715)	12.95-63.00	23.94

Outstanding, December 31, 2000	198,921	1.75-38.50	19.75
Granted	169,289	5.04-14.44	8.38
Canceled and expired	(35,482)	1.75-34.13	15.49

Outstanding, December 31, 2001	332,728	1.75-38.50	14.42
Granted	101,288	1.47-8.19	6.17
Exercised	(302)	1.75-6.39	5.86
Canceled and expired	(55,001)	5.04-34.13	14.08

Outstanding, December 31, 2002	378,698	$1.47-$38.50	$12.27

Exercisable, December 31, 2002	155,105	$1.47-$38.50	$16.50

Exercisable, December 31, 2001	87,757	$1.75-$38.50	$19.92

Exercisable, December 31, 2000	38,444	$1.75-$57.75	$23.22

        At December 31, 2002, options to purchase 235,588 shares of common stock were available for future grants under the 1997 Plan.

        The range of exercise prices for options outstanding and options exercisable at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.47-1.75	2,263	3.8	$1.71	1,977	$1.75
3.99-5.25	150,859	8.7	4.98	36,670	5.16
6.37-8.40	58,305	8.9	8.08	10,408	7.88
12.95-19.25	97,507	7.3	16.35	58,274	16.27
20.13-25.38	35,287	7.0	20.27	17,889	20.34
30.63-38.50	34,477	5.9	32.27	29,887	32.53

	378,698	7.9	$12.27	155,105	$16.50

(b) 1997 Employee Stock Purchase Plan

        The 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") provides for the issuance of a maximum of 28,571 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. As of December 31, 2002, 13,027 shares had been issued under the 1997 Purchase Plan.

(8) 401(k) and Profit-Sharing Plan

        The Company's 401(k) and Profit-Sharing Plan (the "Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $159,000, $130,000 and $60,000 to the Profit-Sharing Plan for the years ended December 31, 2002, 2001 and 2000, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2002, 2001 and 2000, the Company made no additional discretionary contributions.

(9) Lease Commitments

        The Company leases certain equipment and its office facilities under operating leases that expire at various times through December 2005.

        Future minimum lease payments under these leases at December 31, 2002 are approximately as follows:

Year ending December 31,
2003	376,000
2004	354,000
2005	266,000

$996,000

        Rent expense, net of subrentals, included in the accompanying consolidated statements of operations was $447,000, $463,000 and $568,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(10) Segment and Geographic Information

        To date, the Company has viewed its operations and manages its business as principally one segment, software product sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        Total revenues from international sources were approximately $2.8 million, $2.3 million and $3.1 million in 2002, 2001 and 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Total revenues (1)
United States	$11,668,319	$13,021,036	$13,835,107
United Kingdom	1,309,888	978,872	1,399,838
Rest of World	1,498,482	1,353,859	1,672,072

	$14,476,689	$15,353,767	$16,907,017

Long-lived assets (2)
North America	$600,116	$789,915	$1,154,219
Europe	29,549	60,413	96,951

	$629,665	$850,328	$1,251,170

(1)
Revenues are attributed to geographic regions based on location of customer.

(2)
Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(11) Asset Write-off

        In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock ("Preferred Stock") of.comfax, Inc. (which later changed its name to MessageClick, Inc. ("MessageClick")) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

        The Company initially recorded its investment in MessageClick at the total purchase price of $850,000 and placed no value on the patent. The Company has not used the patent. At the end of each subsequent quarter, the Company evaluated the carrying cost of this investment and adjusted the balance, if it was deemed appropriate, to what the Company believed to be its realizable value. In making this decision, the Company reviewed the most recent MessageClick financial statements that were made available to the Company's management, had discussions with MessageClick's management, and reviewed documents relating to subsequent rounds of financing received by MessageClick. Based on the aforementioned, the Company determined that as of December 31, 1999, the carrying value of the investment was $708,335. During each of the first, second and third quarters of Fiscal 2000, the Company reduced the carrying value of the investment by $70,833. During the fourth quarter of 2000, the Company wrote-off the entire remaining carrying value of the investment. The decision to write-off the investment is described below.

        On November 3, 2000, MessageClick was acquired by Verso Technologies, Inc. ("Verso"), a company publicly traded on the Nasdaq National Market under the symbol VRSO. The Company received 45,487 shares of Verso common stock, $243.47 cash, which included cash the Company was entitled to and cash in lieu of fractional shares of Verso, and a warrant to purchase 8,580 shares of Verso common stock in exchange for its 262,346 shares of Preferred Stock. The 45,487 shares of Verso common stock received by the Company were unregistered and the Company was restricted from selling these shares for twelve months from the date of the acquisition. Additionally, the Company only had "piggy back" registration rights for those shares of Verso common stock. Furthermore, the Company potentially would receive an additional 20,642 shares of Verso common stock if certain conditions of the purchase agreement were met. No other shares were ever issued to the Company under the acquisition agreement because those certain conditions described in the agreement were never met.

        At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000, Verso was trading at $1.50 ($68,230.50 value for the 45,487 shares). Additionally, as of March 30, 2001 (prior to the Company filing its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company's investment of $34,115.25. Due to the rapid and significant decline in Verso's common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

        In 2002, the Company sold its entire interest in Verso stock at a value of approximately $11,000 and recorded the realized value in Interest and Other Income, net.

(12) Disposal of AS/400 Product Line

        On January 4, 2000, Omtool sold to International Presence PLC ("IPP") certain business assets consisting of intellectual property, goodwill, customer lists, customer contracts, equipment and other assets related to the Company's software products and third-party hardware products for facsimile and other communication applications for the IBM AS/400 product line (the "AS/400 Assets"). The sale price for the AS/400 Assets was $600,000 payable in four equal installments, with the first payment on January 4, 2000 and the remaining payments in April, July and October of 2000. In addition, the Company reserved the three remaining installment payments totaling $450,000 due to the uncertainty surrounding the collectibility of such funds. This uncertainty was due to the fact that the purchaser of these assets was a relatively new company whose liquidity status was unknown to the Company and therefore collectibility of such funds was not assured. The purchase price for the AS/400 Assets was determined through arm's-length negotiations between management of IPP and management of Omtool.

        The components of the loss from the sale of the AS/400 Assets during 1999 were as follows:

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

(13) Litigation Settlement

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

(14) Quarterly Results of Operations (unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2002 and 2001.

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$3,962,624	$3,291,507	$3,537,881	$3,684,677
Gross profit	2,601,245	1,940,047	2,147,797	2,389,676
Net loss	(1,087,402)	(3,376,293)	(809,860)	(246,200)
Net loss per share
Basic and diluted	$(0.63)	$(1.89)	$(0.42)	$(0.14)
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$3,914,436	$3,800,618	$3,536,814	$4,101,899
Gross profit	2,061,667	2,099,739	2,076,113	2,512,792
Net loss	(716,704)	(1,115,928)	(1,124,708)	(750,941)
Net loss per share
Basic and diluted	$(0.42)	$(0.63)	$(0.63)	$(0.36)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
CERTIFICATIONS
OMTOOL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
OMTOOL, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS