Form 10-Q
period 2003-03-31
OMTOOL LTD
filed 2003-05-05
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐      No ☒

There were 1,746,113 shares of the Company’s Common Stock, par value $0.01, outstanding on May 4, 2003.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,908,974	$8,192,523
Short-term investments	1,999,449	1,597,155
Accounts receivable, less reserves of $446,000 at March 31, 2003 and $615,000 at December 31, 2002	1,222,662	1,664,849
Inventory — finished goods	248,654	187,918
Prepaid expenses and other current assets	332,574	420,083
Total current assets	10,712,313	12,062,528

Property and equipment, net	625,046	615,703

Other assets	13,962	13,962

Total assets	$11,351,321	$12,692,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,100,478	$1,019,584
Accrued liabilities	1,363,892	1,665,046
Accrued state sales tax	910,654	1,275,735
Deferred revenue	3,338,668	3,397,568
Total current liabilities	6,713,692	7,357,933

Stockholders’ equity:
Preferred Stock, $.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value —
Authorized — 35,000,000 shares; Issued — 1,858,482 shares at March 31, 2003 and December 31, 2002, Outstanding — 1,746,113 and 1,744,542 shares at March 31, 2003 and December 31, 2002, respectively	18,585	18,585
Additional paid-in capital	31,980,616	31,990,720
Accumulated deficit	(26,337,245)	(25,671,834)
Treasury stock (112,369 shares at cost at March 31, 2003 and 113,940 shares at cost at December 31, 2002)	(911,826)	(924,570)
Accumulated other comprehensive loss	(112,501)	(78,641)
Total stockholders’ equity	4,637,629	5,334,260

Total liabilities and stockholders’ equity	$11,351,321	$12,692,193

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Software license	$877,491	$1,278,821
Hardware	506,208	783,041
Service and other	1,598,456	1,900,762

Total revenues	2,982,155	3,962,624

Cost of revenues:
Software license	54,035	74,213
Hardware	348,190	517,116
Service and other	791,754	770,050

Total cost of revenues	1,193,979	1,361,379

Gross profit	1,788,176	2,601,245

Operating expenses:
Sales and marketing	1,331,848	1,646,830
Research and development	584,605	832,441
General and administrative	731,800	1,260,557

Total operating expenses	2,648,253	3,739,828

Loss from operations	(860,077)	(1,138,583)

Interest income	39,268	51,181

Loss before tax benefit	(820,809)	(1,087,402)

Tax benefit	(155,398)	——

Net loss	$(665,411)	$(1,087,402)

Net loss per share
Basic and Diluted	$(0.38)	$(0.60)

Weighted average number of common shares outstanding
Basic and Diluted	1,745,956	1,815,064

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(665,411)	$(1,087,402)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	113,747	136,901
Accounts receivable reserve	(166,799)	—
Changes in assets and liabilities—
Accounts receivable	602,816	(739,015)
Prepaid expenses and other current assets	94,381	88,304
Inventory	(61,064)	73,135
Accounts payable	82,966	121,413
Accrued liabilities	(304,065)	(122,172)
Accrued state sales tax	(365,081)	142,157
Deferred revenue	(50,170)	243,630

Net cash used in operating activities	(718,680)	(1,143,049)

Cash Flows from Investing Activities:
Purchases of property and equipment	(123,762)	(85,525)
Purchases of short-term investments	(1,999,449)	—
Proceeds from sale of short-term investments	1,597,155	1,296,750

Net cash (used in) provided by investing activities	(526,056)	1,211,225

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	2,640	10,893
Net cash provided by financing activities	2,640	10,893

Foreign exchange effect on cash	(41,453)	(2,527)

Net (decrease) increase in cash and cash equivalents	(1,283,549)	76,542

Cash and cash equivalents, beginning of period	8,192,523	11,194,118

Cash and cash equivalents, end of period	$6,908,974	$11,270,660

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 as filed with the SEC on March 11, 2003. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s total revenues for the first three months of 2003 declined substantially from total revenues for the first three months of 2002 primarily due to the general decline in information technology spending  and a decrease in demand for enterprise software solutions.  This decrease reflected the overall sluggishness of the United States economy in the first three months of 2003 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the three months ended March 31, 2003 decreased 25% from revenues for the three months ended March 31, 2002.  The Company’s net operating loss improved from $1.1 million for the three months ended March 31, 2002 to $821,000 for the three months ended March 31, 2003 due primarily to reduced operating expenses associated with a reduction in the Company’s workforce.  The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and  limited forecasting visibility, the Company cannot  predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  Although the Company’s operating cash flow for the three months ended March 31, 2003 resulted in a use of cash of $719,000, the Company’s cash, cash equivalents and short-term investments at March 31, 2003 were $8.9 million. The Company anticipates that its balance of cash, cash equivalents and short-term investments will be approximately $8 million at the end of the second quarter of 2003. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

(2)     Net Loss per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Diluted weighted average shares outstanding for the three months ended March 31, 2003 and March 31, 2002 exclude the potential common shares related to 376,650 and 339,001, respectively, outstanding stock options because to include them would have been antidilutive for the periods presented.

(3)     Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  As a result of continued economic uncertainty, the Company has provided a full valuation allowance against all of its net deferred tax assets and will do so until it returns to an appropriate level of taxable income.  The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

During the three months ended March 31, 2003, the Company recorded $155,398 of tax benefit due to a tax refund that its United Kingdom subsidiary received during the first quarter of 2003.  This subsidiary had incurred a loss for the year ended December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, there existed doubt about the realizability of this refund and the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

(4)     Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2003	2002
Net loss	$(665,411)	$(1,087,402)
Foreign currency translation adjustments	(33,860)	5,930
Comprehensive loss	$(699,271)	$(1,081,472)

(5)       Stock Based Compensation

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

	Three months Ended March 31,
	2003	2002

Net loss, as reported	$(665,411)	$(1,087,402)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(265,994)	(250,620)
Pro forma net loss	$(931,405)	$(1,338,022)

Net loss per share:
Basic and diluted, as reported	$(0.38)	$(0.60)
Basic and diluted, pro forma	$(0.53)	$(0.74)

(6)     Segment and Geographic Information

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

Total revenues from international sources were approximately $441,000 for the three months ended March 31, 2003 and $757,000 for the three months ended March 31, 2002. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended March 31,
Total revenues (1)	2003	2002
United States	$2,541,377	$3,205,762
Europe	350,498	492,439
Rest of World	90,280	264,423
	$2,982,155	$3,962,624

	March 31,	December 31,
Long-lived assets (2)	2003	2002
United States	$615,450	$600,116
United Kingdom	23,558	29,549
	$639,008	$629,665

(1)  Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes andfinancial instruments.

(7)     Guarantees

In November 2002, the FASB issued FASB Interpretation 45,Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, and of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company’s agreements that it has determined are within the scope of FIN  45.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the estimated fair value of these indemnification agreements is minimal.

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

(8)     Recently Issued Accounting Standards

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to the Company’s Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 11, 2003.

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

The Company’s total revenues for the first three months of 2003 declined substantially from total revenues for the first three months of 2002 primarily due to the general decline in information technology spending and a decrease in demand for enterprise software solutions.  This decrease reflected the overall sluggishness of the United States economy in the first three months of 2003 causing customers and prospective customers to defer technology purchases. As a result of this decrease in demand, the Company’s revenues for the three months ended March 31, 2003 decreased 25% from revenues for the three months ended March 31, 2002.  The Company’s net operating loss improved from $1.1 million for the three months ended March 31, 2002 to $821,000 for the three months ended March 31, 2003 due primarily to reduced operating expenses associated with a reduction in the Company’s workforce.  The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and limited forecasting visibility, the Company cannot predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  Although the Company’s operating cash flow for the three months ended March 31, 2003 resulted in a use of cash of $719,000, the Company’s cash, cash equivalents and short-term investments at March 31, 2003 were $8.9 million. The Company anticipates that its balance of cash, cash equivalents and short-term investments will be approximately $8 million at the end of the second quarter of 2003. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

The Company cannot predict when the market for enterprise software solutions will improve. When the market does improve, the Company cannot predict whether, and to what extent, the demand for its products will increase.  The Company believes that the current lack of demand for enterprise software solutions will continue for the foreseeable future, and that its operations and financial results will continue to be negatively affected during that period. Any continued decline in the Company’s revenues will have a significant impact on the Company’s financial results, particularly because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

The Company’s future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions the Company enters into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenue from a large order may constitute a significant portion of the Company’s total revenues in a particular quarter.

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 13% and 14% of the Company’s total revenues for the three months ended March 31, 2003 and 2002, respectively.

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

The Company continues to actively recruit value-added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented approximately 22% and 20% of the Company’s total revenues for the three months ended March 31, 2003 and 2002, respectively.

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

At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured.  If a significant portion of a fee is due beyond the Company’s normal payment terms, which are thirty to sixty days from invoice date, the Company accounts for the fee as not being fixed or determinable.  In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  The Company reviews D&B credit reports for all of its resellers and adjusts its credit limits with those resellers accordingly.  If the reseller does not have a favorable report or the Company does not have enough credit information to determine if the reseller is credit-worthy then the Company predominantly sells to such resellers on C.O.D. terms.  The Company does not request collateral from its customers.  If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products.  Management’s calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue.   Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.  Similarly, management must make estimates of the uncollectability of the Company’s accounts receivable.  Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Management’s calculation of the estimated accounts receivable reserve is based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable.

The Company’s combined accounts receivable and returns reserve was approximately $446,000 and $626,000 as of March 31, 2003 and 2002, respectively.  Both components of calculating the estimated reserve, specific identification and historic ratio, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Accrued state sales taxes are estimated for each reporting period based on tax rates in effect for the reporting periods in each of the states where the Company has potential nexus. In the event that actual results differ from these estimates, the Company’s state sales taxes expense could be materially impacted.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended March 31,
	2003	2002
Revenues:
Software license	29.4%	32.2%
Hardware	17.0	19.8
Service and other	53.6	48.0
Total revenues	100.0	100.0
Cost of revenues:
Software license	1.8	1.9
Hardware	11.7	13.0
Service and other	26.6	19.5
Total cost of revenues	40.0	34.4
Gross profit	60.0	65.6
Operating expenses:
Sales and marketing	44.6	41.5
Research and development	19.6	21.0
General and administrative	24.5	31.8
Total operating expenses	88.8	94.3
Loss from operations	(28.9)	(28.7)
Interest income	1.3	1.3
Tax benefit	(5.2)	—

Net loss	(22.4)%	(27.4)%

Gross profit:
Software license	93.8%	94.2%
Hardware	31.2	34.0
Service and other	50.5	59.5

Three Months Ended March 31, 2003 and 2002

Revenues

Total Revenues.  The Company’s total revenues were approximately $3.0 million for the three months ended March 31, 2003 and $4.0 million for the three months ended March 31, 2002.

Software License.  The Company’s 2003 software license revenues are comprised of the following:  95% from its fax related product lines and 5% from its non-fax related product lines.  The Company’s 2002 software license revenues are comprised of the following:  89% from its fax related product lines and 11% from its non-fax related product lines.  Software license revenues were approximately $877,000 for the three months ended March 31, 2003 and $1.3 million for the three months ended March 31, 2002, representing a decrease of 31%.  The decline in software license revenue can be attributed to a number of factors that include a general decline in information technology spending, a decrease in demand for enterprise software solutions and continued sluggishness of the United States economy causing customers and prospective customers to defer technology purchases.  Software license revenues accounted for 29% and 32% of total revenues for each respective period.  The decrease in software license revenue as a percentage of total revenues is a result of higher relative service and other revenues in the first quarter of 2003 compared to the first quarter of 2002.

Hardware.  Hardware revenues were approximately $506,000 for the three months ended March 31, 2003 and $783,000 for the three months ended March 31, 2002, representing a decrease of 35%. Hardware revenues accounted for 17% and 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software sales in the three month period ended March 21, 2003 resulting in a decrease in accompanying hardware sales.  The decrease in hardware revenue as a percentage of total revenues is a result of higher relative service and other revenues in the first quarter of 2003 compared to the first quarter of 2002.

Service and Other.  Service and other revenues were approximately $1.6 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002, representing a decrease of 16%. Service and other revenues accounted for 54% and 48% of total revenues for each respective period. The decrease in service and other revenues is due primarily to decreases in software maintenance and support revenues and consulting service revenues.  The increase in service and other revenues as a percent of total revenues is due to the fact that license and hardware revenue declined in total resulting in an increased percentage in service revenue to total revenue.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenues was approximately $54,000 and $74,000 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 27%.  The decrease is due to a decrease in software license revenue as the cost of software license revenues as a percentage of software license revenue remained consistent at 6% for each respective period.  Software license gross margin percentages remained consistent at 94% for the three month periods ended March 31, 2003 and March 31, 2002.

Hardware.  Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was approximately $348,000 and $517,000 for the three months ended March 31, 2003 and 2002, respectively, representing 69% and 66% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company’s products. The gross margin percentage for hardware sales was 31% and 34% for each of the three month periods ended March 31, 2003 and 2002 representing a change in the mix of hardware products sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was approximately $792,000 and $770,000 for the three months ended March 31, 2003 and 2002, respectively, representing 50% and 41% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 50% for the three months ended March 31, 2003, compared to 59% in the same period in 2002.  The decrease in gross margin and the increase in the cost of service and other revenues was due primarily to an increased number of employees in the installation services area and the associated costs of supporting such employees combined with the decrease in service and other revenue.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were approximately $1.3 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively, or 45% and 42% of total revenues for each respective period.  The decrease in dollar amount was due to a decrease in the number of sales personnel and their associated costs as well as a decrease in advertising expenses during the quarter.  The Company expects that sales and marketing expenses are likely to remain consistent in absolute dollars.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were approximately $585,000 for the three months ended March 31, 2003 and $832,000 for the three months ended March 31, 2002, representing 20% and 21% of total revenues for each respective period.  The decrease in the expense and in the expense as a percent of total revenues was due to a fewer number of employees in the research and development department.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were approximately $732,000 and $1.3 million for the three months ended March 31, 2003 and 2002, respectively, or 25% and 32% of total revenues for each period. The decrease, in dollar amount and as a percent of total revenues, is due to the reduction in the number of general and administrative personnel and overhead costs associated with supporting such personnel, a decrease in management consulting expenses and a decrease in state sales tax accruals during the quarter.  The Company expects general and administrative expenses to remain consistent in absolute dollars.

Interest Income.  Interest income consists principally of interest income earned on cash balances.  Interest income was approximately $39,000 for the three months ended March 31, 2003 and $51,000 for the three months ended March 31, 2002.  The decrease is due to changes in principal balances of the Company’s investments.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company’s initial public offering of Common Stock completed in August 1997. At March 31, 2003, the Company had cash, cash equivalents and short-term investments of $8.9 million and working capital of $4.0 million.

The Company’s operating activities used cash of approximately $719,000 and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used during the three months ended March 31, 2003 consisted primarily of a net loss from operations and decreases in accrued liabilities, accrued sales tax and accounts receivable reserve offset by depreciation and amortization and a decrease in accounts receivable.  The decrease in accrued liabilities is due primarily to the timing of payments for the Company’s payroll expenses and legal and accounting expenses.  The decrease to accrued sales tax is due to payments made to various states in the first quarter of 2003 for sales taxes due.  The decrease to the accounts receivable reserve is due primarily to the collection of certain accounts that management had previously specifically reserved for.  The decline in the accounts receivable balance is a function of both decreased sales activities as well as continued efforts by management to continue to improve its working capital by expediting the collection of accounts receivable.  Net cash used during the three months ended March 31, 2002 resulted from a net loss from operations and an increase in accounts receivable offset by an increase in deferred revenue. Due to the anticipation of continuing economic softness, the Company anticipates that it may use approximately $2 million of cash through the remainder of 2003.

Investing activities used cash of approximately $526,000 and provided cash of $1.2 million during the three months ended March 31, 2003 and 2002, respectively.  During the three months ended March 31, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.  The Company has its investments professionally managed and has instructed its broker to earn the highest rate of interest it can in very low-risk securities.  The Company’s broker primarily purchases cash equivalent securities but will, on occasion, purchase short-term investments.  During the three months ended March 31, 2002, the principal uses were purchases of property and equipment offset by proceeds from the sale of short-term investments.

Financing activities  provided cash of approximately $2,600 and $11,000 for the three months ended March 31, 2003 and 2002, respectively, due primarily to proceeds from the issuing of common stock related to the Company’s employee stock purchase program.

The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, the release of new and emerging products that may not achieve market acceptance, and shortened forecasting visibility, the Company cannot estimate that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  Subject to the factors contained herein, the Company believes that it has sufficient liquidity and cash available to meet the operating needs of the company for at least the next twelve months.  There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of March 31, 2003:

	Less than one year	One to three years	Three to five years	More than Five years

Operating lease obligations	$307,000	$620,000	—	—
Total obligations	$307,000	$620,000	—	—

                Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England.  As of March 31, 2003, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

 Recently Issued Accounting Standards

        In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but management currently believes that the Company’s multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks which may affect future operating results.

                Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s business; the Company’s strategic alliances; changes in the regulatory environment; the Company’s expected liquidity and capital resources and the Company’s critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risk discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 2000, 2001, 2002 and the quarter ending March 31, 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company’s secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

Product Concentration.  To date, much of the Company’s revenues have been attributable to licenses of the Company’s facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company’s future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in September 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000 and it introduced its proprietary document and routing software, Accuroute, in the second quarter of 2002.  To date, the Company has not recognized a significant amount of revenues from its Genidocs and Accuroute products. The Company expects that its Genidocs and Accuroute products may account for an increasing portion of future revenueshowever, there can be no assurances that these products will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

Dependence on Genifax and Fax Sr. NT Product Lines and the Windows NT/2000 Environment.  The Company currently derives a significant portion of its revenues from licenses of the Genifax and Fax Sr. NT products and related services and resale of related hardware. Continued market acceptance of the Genifax and Fax Sr. NT products are critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax and Fax Sr. NT product lines as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on new and enhanced versions of the Genifax product and customer acceptance of the Fax Sr. NT product. There can be no assurance that the Company will continue to be successful in marketing the Genifax and Fax Sr. NT products or any new or enhanced versions of the Genifax product. In addition, there can be no assurance that the Windows NT operating system will not be replaced by a new or enhanced operating system. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Risks Associated with Listing on the Nasdaq SmallCap Market.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days.  The Company did not regain compliance and on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On November 26, 2002, the Company transferred to The Nasdaq SmallCap Market and it was afforded the remainder of this market’s 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement. On January 14, 2003, Omtool’s Board of Directors voted a one-for-seven stock split of the Company’s Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company’s Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split.  On February 5, 2003, the Company was notified by Nasdaq that it had regained compliance and the matter is now closed.  The Company cannot predict the impact, if any, of a change in listing to the SmallCap Market. In addition, the Company cannot predict the continuance of its listing status in the future including the possibility of delisting from the Nasdaq SmallCap Market.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  Furthermore, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.

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

The Company may not be able to compete successfully against current and future competitors in the secure business-to-business electronic document exchange solutions market, and the competitive pressures the Company faces could harm its business and prospects. In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers.  There are also other categories of technology solution that overlap and compete in certain ways with aspects of the Company’s products.  These include:

•                  Document management solutions from vendors such as Documentum, Hummingbird and iManage whose electronic collaboration solutions compete with certain aspects of the Company’s solutions;

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

In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and the Company’s sales cycle—from the customer’s initial evaluation through purchase of licenses and the related support services—varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with an increasing percentage of orders in any quarter being received in the last weeks of the quarter.  License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company’s products typically are shipped upon receipt of customers’ orders.

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

Risks Associated with the Use of Arthur Andersen as Independent Auditors.  Arthur Andersen LLP (“Andersen”), the Company’s former independent public accountants that audited the Company’s financial statements until June 28, 2002, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government’s investigation of Enron Corporation.  Andersen ceased practicing before the SEC effective August 31, 2002.  Although the Company has no reason to believe that those financial statements are incorrect, it is possible that events arising out of the indictment may adversely affect Andersen’s ability to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Andersen’s audit of the Company’s financial statements.  The SEC has indicated that it will continue accepting financial statements audited or reviewed by Andersen provided that the Company comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and municipal bonds that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2003. Currently the Company does not engage in foreign currency hedging activities.

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

                                The Company filed a Report on Form 8-K dated January 14, 2003 to report that at a special meeting of the stockholders of the Company, an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split was approved by a majority of the outstanding shares of the Company’s Common Stock.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

May 5, 2003	By:	/s/ Timothy P. Losik
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

Date: May 5, 2003

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

Date: May 5, 2003

By:	/s/ Timothy P. Losik
Timothy P. Losik
Chief Financial Officer