Form 10-Q
period 2003-06-30
OMTOOL LTD
filed 2003-08-08
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

There were 1,750,006 shares of the Company’s Common Stock, par value $0.01, outstanding on August 7, 2003.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,383,209	$8,192,523
Short-term investments	—	1,597,155
Accounts receivable, less reserves of $472,000 at June 30, 2003 and $615,000 at December 31, 2002	1,369,693	1,664,849
Inventory – finished goods	164,493	187,918
Prepaid expenses and other current assets	228,021	420,083
Total current assets	10,145,416	12,062,528

Property and equipment, net	554,154	615,703
Other assets	13,962	13,962

Total assets	$10,713,532	$12,692,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,061,600	$1,019,584
Accrued liabilities	1,591,383	1,665,046
Accrued state sales tax	976,272	1,275,735
Deferred revenue	3,173,117	3,397,568
Total current liabilities	6,802,372	7,357,933

Stockholders’ equity:
Preferred Stock, $.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value —
Authorized — 35,000,000 shares; Issued — 1,858,482 shares at June 30, 2003 and December 31, 2002, Outstanding — 1,746,113 and 1,744,542 shares at June 30, 2003 and December 31, 2002, respectively	18,585	18,585
Additional paid-in capital	31,980,616	31,990,720
Accumulated deficit	(27,095,729)	(25,671,834)
Treasury stock, at cost (112,369 shares at June 30, 2003 and 113,940 shares at December 31, 2002)	(911,826)	(924,570)
Accumulated other comprehensive loss	(80,486)	(78,641)
Total stockholders’ equity	3,911,160	5,334,260

Total liabilities and stockholders’ equity	$10,713,532	$12,692,193

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Software license	$1,110,787	$862,591	$1,988,278	$2,141,412
Hardware	611,131	648,258	1,117,339	1,431,299
Service and other	1,609,867	1,780,658	3,208,323	3,681,420

Total revenues	3,331,785	3,291,507	6,313,940	7,254,131

Cost of revenues:
Software license	96,780	78,632	150,815	152,845
Hardware	451,330	443,701	799,520	960,817
Service and other	805,646	829,127	1,597,400	1,599,177

Total cost of revenues	1,353,756	1,351,460	2,547,735	2,712,839

Gross profit	1,978,029	1,940,047	3,766,205	4,541,292

Operating expenses:
Sales and marketing	1,336,674	1,875,410	2,668,522	3,522,240
Research and development	587,516	863,484	1,172,121	1,695,925
General and administrative	826,418	1,398,586	1,558,218	2,659,143

Total operating expenses	2,750,608	4,137,480	5,398,861	7,877,308

Loss from operations	(772,579)	(2,197,433)	(1,632,656)	(3,336,016)

Interest and other income, net	14,095	46,490	53,363	97,671

Loss before tax provision (benefit)	(758,484)	(2,150,943)	(1,579,293)	(3,238,345)

Tax provision (benefit)	—	1,225,350	(155,398)	1,225,350

Net loss	$(758,484)	$(3,376,293)	$(1,423,895)	$(4,463,695)

Net loss per share
Basic and Diluted	$(0.43)	$(1.86)	$(0.82)	$(2.46)

Weighted average number of common shares outstanding
Basic and diluted	1,746,113	1,814,893	1,746,043	1,814,657

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,423,895)	$(4,463,695)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	227,051	267,470
Deferred taxes	—	1,225,350
Accounts receivable reserve	(146,746)	80,000
Changes in assets and liabilities–
Accounts receivable	450,142	434,457
Prepaid expenses and other current assets	193,607	170,575
Inventory	23,863	(123,911)
Accounts payable	39,250	(161,332)
Accrued liabilities	(80,498)	257,102
Accrued state sales tax	(299,463)	549,376
Deferred revenue	(236,111)	(133,811)

Net cash used in operating activities	(1,252,800)	(1,898,419)

Cash Flows from Investing Activities:
Purchases of property and equipment	(164,603)	(186,509)
Purchases of short-term investments	(1,999,449)	—
Proceeds from sale of short-term investments	3,596,604	1,296,750

Net cash provided by investing activities	1,432,552	1,110,241

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	2,640	10,893
Purchases of treasury stock	—	(5,339)

Net cash provided by financing activities	2,640	5,554

Foreign exchange effect on cash	8,294	18,137

Net increase (decrease) in cash and cash equivalents	190,686	(764,487)

Cash and cash equivalents, beginning of period	8,192,523	11,194,118

Cash and cash equivalents, end of period	$8,383,209	$10,429,631

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)               Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 as filed with the SEC on March 11, 2003. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s total revenues for the first six months of 2003 declined 13% from total revenues for the first six months of 2002 primarily due to the general decline in information technology spending and a decrease in demand for enterprise software solutions.  This decrease reflected the overall sluggishness of the United States economy in the first six months of 2003 causing customers and prospective customers to defer technology purchases.  However, the Company’s combined software and hardware revenues for the three months ended June 30, 2003 were higher than the combined software and hardware revenues for the three months ended June 30, 2002. The increased revenue was due primarily to the recognition of previously deferred revenue and an increase in sales bookings. The Company’s net loss improved from $4.5 million for the six months ended June 30, 2002 to $1.4 million for the six months ended June 30, 2003 due primarily to reduced operating expenses associated with a reduction in the Company’s workforce and a $1.2 million tax provision recognized in the second quarter of 2002.  The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and limited forecasting visibility, the Company cannot predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  The Company’s cash and cash equivalents at June 30, 2003 were $8.4 million. The Company anticipates that its balance of cash and cash equivalents will be approximately $7 million at the end of the third quarter of 2003. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

(2)               Net Loss per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Diluted weighted average shares outstanding for the three months ended June 30, 2003 and June 30, 2002 exclude the potential common shares related to 375,580 and 344,145, respectively, outstanding stock options because to include them would have been antidilutive for the periods presented.

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

During the six months ended June 30, 2003, the Company recorded $155,398 of tax benefit due to a tax refund that its United Kingdom subsidiary received during the first quarter of 2003.  This subsidiary had incurred a loss for the year ended

December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, there existed doubt about the realizability of this refund and the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of  $1.2 million against all of its net deferred tax assets. As a result of the downturn in the economy in the first half of 2002, the Company had incurred significant and previously unanticipated losses and the outlook indicated that significant uncertainty would continue for the remainder of that fiscal year and into the following fiscal year. These cumulative losses, together with the Company’s prior losses, resulted in management’s decision that it was more likely than not that all of its deferred tax assets would not be realized in the then foreseeable future.  Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

(4)               Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2003
Net loss	$(758,484)	$(3,376,293)	$(1,423,895)	$(4,463,695)
Foreign currency translation adjustments	32,015	(7,575)	(1,845)	(1,645)
Comprehensive loss	$(726,469)	$(3,383,868)	$(1,425,740)	$(4,465,340)

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

	Three months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(758,484)	$(3,376,293)	$(1,423,895)	$(4,463,695)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(174,188)	(259,237)	(440,182)	(509,857)
Pro forma net loss	$(932,672)	$(3,635,530)	$(1,864,077)	$(4,973,552)

Net loss per share:
Basic and diluted, as reported	$(0.43)	$(1.86)	$(0.82)	$(2.46)
Basic and diluted, pro forma	$(0.53)	$(2.00)	$(1.07)	$(2.74)

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

Total revenues from international sources were $717,000 and $1.2 million for the three months and six months ended June 30, 2003 and $509,000 and $1.3 million for the three months and six months ended June 30, 2002, respectively. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
Total revenues (1)	2003	2002	2003	2002
United States	$2,615,274	$2,782,918	$5,156,653	$5,988,679
Europe	533,711	345,748	884,208	838,187
Rest of World	182,800	162,841	273,079	427,265
	$3,331,785	$3,291,507	$6,313,940	$7,254,131

Long-lived assets (2)	June 30, 2003	December 31, 2002
United States	$547,439	$600,116
United Kingdom	20,677	29,549
	$568,116	$629,665

(1)  Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(7)               Guarantees

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, and of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company’s agreements that it has determined are within the scope of FIN 45.

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

(8)               Recently Issued Accounting Standards

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but does not expect the adoption of EITF 00-21 will have a material impact on the Company’s financial statements.

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

Overview

Omtool, Ltd. is a leading provider of e-mail and fax-based messaging software that enables secure, confirmed document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s Genidocs™ product family enables users throughout an enterprise to deliver confidential and secure e-mail over the Internet.  Omtool’s AccuRoute™ software enables users to deliver a hardcopy document from certain digital scanning and multifunctional devices to multiple recipients, via multiple channels, simultaneously using a method that is as simple as using a photocopier. The multiple channels consist of fax, e-mail, or a document management system. Omtool’s Fax Sr.™, LegalFax™ and Genifax™ product families provide users with an extensive, flexible feature set for transmitting and receiving faxes and improve an organization’s management of its fax communications process by providing a suite of utility and control functions. A significant portion of the Company’s revenues is derived from licensing rights to use its Genifax and Fax Sr. software products directly to end-users and indirectly through resellers.

The Company’s total revenues for the first six months of 2003 declined 13% from total revenues for the first six months of 2002 primarily due to the general decline in information technology spending and a decrease in demand for enterprise software solutions.  This decrease reflected the overall sluggishness of the United States economy in the first six months of 2003 causing customers and prospective customers to defer technology purchases.  However, the Company’s combined software and hardware revenues for the three months ended June 30, 2003 were higher than the combined software and hardware revenues for the three months ended June 30, 2002. The increased revenue was due primarily to the recognition of previously deferred revenue and an increase in sales bookings. The Company’s net loss improved from $4.5 million for the six months ended June 30, 2002 to $1.4 million for the six months ended June 30, 2003 due primarily to reduced operating expenses associated with a reduction in the Company’s workforce and a $1.2 million tax provision recognized in the second quarter of 2002.  The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and limited forecasting visibility, the Company cannot predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  The Company’s cash and cash equivalents at June 30, 2003 were $8.4 million. The Company anticipates that its balance of cash and cash equivalents will be approximately $7 million at the end of the third quarter of 2003. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

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

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented 15% and 13% of the Company’s total revenues for the six months ended June 30, 2003 and 2002, respectively.

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

The Company continues to actively recruit value-added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented 23% and 20% of the Company’s total revenues for the six months ended June 30, 2003 and 2002, respectively.

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

The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products.  Management’s calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue.   Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.  Similarly, management must make estimates of the uncollectability of the Company’s accounts receivable.  Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Management’s calculation of the estimated accounts receivable reserve is based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable.

The Company’s combined accounts receivable and returns reserve was $472,000 and $716,000 as of June 30, 2003 and 2002, respectively.  Both components of calculating the estimated reserve, specific identification and historic ratio, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Software license	33.3%	26.2%	31.5%	29.5%
Hardware	18.3	19.7	17.7	19.7
Service and other	48.4	54.1	50.8	50.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.9	2.4	2.4	2.1
Hardware	13.5	13.5	12.7	13.2
Service and other	24.2	25.2	25.3	22.1
Total cost of revenues	40.6	41.1	40.4	37.4
Gross profit	59.4	58.9	59.6	62.6
Operating expenses:
Sales and marketing	40.2	57.0	42.2	48.5
Research and development	17.6	26.2	18.6	23.4
General and administrative	24.8	42.5	24.7	36.7
Total operating expenses	82.6	125.7	85.5	108.6
Loss from operations	(23.2)	(66.8)	(25.9)	(46.0)
Interest and other income, net	0.4	1.4	0.8	1.3
Tax benefit (provision)	—	(37.2)	2.5	(16.9)

Net loss	(22.8)%	(102.6)%	(22.6)%	(61.5)%

Gross profit:
Software license	91.3%	90.9%	92.4%	92.9%
Hardware	26.1	31.6	28.4	32.9
Service and other	50.0	53.4	50.2	56.6

Three Months Ended June 30, 2003 and 2002

Revenues

Total Revenues.  The Company’s total revenues were $3.3 million for each of the three months ended June 30, 2003 and 2002.

Software License.  Software license revenues for the three months ended June 30, 2003 are comprised of the following:  95% from the Company’s fax related product lines and 5% from its non-fax related product lines.  Revenues for the three months ended June 30, 2002 are comprised of the following:  91% from the Company’s fax related product lines and 9% from its non-fax related product lines.  Software license revenues were $1.1 million for the three months ended June 30, 2003 and $863,000 for the three months ended June 30, 2002, representing an increase of 29%.  Software license revenues accounted for 33% and 26% of total revenues for each respective period.  The increase in software license revenue in dollars and as a percentage of total revenues is primarily the result of recognizing previously deferred revenue and an increase in sales bookings.

Hardware.  Hardware revenues were $611,000 for the three months ended June 30, 2003 and $648,000 for the three months ended June 30, 2002, representing a decrease of 6%. Hardware revenues accounted for 18% and 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to a change in the particular mix of products sold in the three month period ended June 30, 2003 resulting in a decrease in accompanying hardware sales.  The decrease in hardware revenue as a percentage of total revenues is a result of higher relative software revenues in the second quarter of 2003 compared to the second quarter of 2002.

Service and Other.  Service and other revenues were $1.6 million for the three months ended June 30, 2003 and $1.8 million for the three months ended June 30, 2002, representing a decrease of 10%. Service and other revenues accounted for 48% and 54% of total revenues for each respective period. The decrease in service and other revenues is due primarily to continuing decreases in software maintenance and support revenues.  The decrease in service and other revenues as a percent of total revenues is due primarily to the increase in software license revenue, resulting in a decreased percentage in service revenue to total revenue.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenues was $97,000 and $79,000 for the three months ended June 30, 2003 and 2002, respectively, representing an increase of 23%.  The increase is due to the increase in software sales as software license gross margin percentages were 91% for each respective period.

Hardware.  Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $451,000 and $444,000 for the three months ended June 30, 2003 and 2002, respectively, representing 74% and 68% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues was due primarily to the increase of hardware unit sales accompanying the Company’s products as well as a $20,000 reserve for potentially obsolete inventory. The gross margin percentage for hardware sales was 26% and 32% for each of the three month periods ended June 30, 2003 and 2002 due to a change in the mix of hardware products sold.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $806,000 and $829,000 for the three months ended June 30, 2003 and 2002, respectively, representing 50% and 47% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 50% for the three months ended June 30, 2003, compared to 53% in the same period in 2002.  The decrease in gross margin is due to decreased support revenues while the infrastructure cost remained consistent.  The decrease in the cost of service and other revenues was due primarily to a decrease in travel related expenses in the installation services area.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.3 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively, or 40% and 57% of total revenues for each respective period.  The decrease in dollar amount was due to a decrease in the number of sales personnel and their associated costs, a decrease in advertising expenses during the quarter and the absence of severance related expenses incurred in 2002.  The Company expects sales and marketing expenses to remain consistent in absolute dollars.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $588,000 for the three months ended June 30, 2003 and $863,000 for the three months ended June 30, 2002, representing 18% and 26% of total revenues for each respective period.  The decrease in the expense and in the expense as a percent of total revenues was due to a fewer number of employees in the research and development department as well as the absence of severance related expenses incurred in 2002.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $826,000 and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, or 25% and 43% of total revenues for each period. The decrease in dollar amount and percent of total revenues is due to the reduction in the number of general and administrative personnel and overhead costs associated with supporting such personnel, a decrease in management consulting expenses and a decrease in state sales tax accruals during the quarter.  The Company expects general and administrative expenses to remain consistent in absolute dollars.

Interest and other Income, net.  Interest and other income, net consists principally of interest income, net earned on cash balances.  Interest and other income, net was $14,000 for the three months ended June 30, 2003 and $46,000 for the three months ended June 30, 2002.  The decrease in interest and other income, net is due to changes in principal balances of the Company’s investments combined with a currency exchange loss that was recognized during the quarter.

Tax Provision.  The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the three months ended June 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Six Months Ended June 30, 2003 and 2002

Revenues

Total Revenues.  The Company’s total revenues were $6.3 million for the six months ended June 30, 2003 and $7.3 million for the six months ended June 30, 2002.

Software License.  Software license revenues for the six months ended June 30, 2003 are comprised of the following:  95% from its fax related product lines and 5% from its non-fax related product lines.  Revenues for the six months ended June 30, 2002 are comprised of the following:  91% from its fax related product lines and 9% from its non-fax related product lines.  Software license revenues were $2.0 million for the six months ended June 30, 2003 and $2.1 million for the six months ended June 30, 2002, representing a decrease of 7%.  The decline in software license revenue can be attributed to a number of factors that had an impact on first quarter results such as a general decline in information technology spending, a decrease in demand for enterprise software solutions and continued sluggishness of the United States economy causing customers and prospective customers to defer technology purchases. However, this decline was partially offset by increased sales bookings in the second quarter of 2003 compared to the second quarter of 2002. Software license revenues accounted for 32% and 30% of total revenues for each respective six month period.  The increase in software license revenue as a percentage of total revenues is a result of lower relative service and other revenues in the first two quarters of 2003 compared to the first two quarters of 2002.

Hardware.  Hardware revenues were $1.1 million for the six months ended June 30, 2003 and $1.4 million for the six months ended June 30, 2002, representing a decrease of 22%. Hardware revenues accounted for 18% and 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to the decrease in the number of software license transactions in the six month period ended June 30, 2003 resulting in a decrease in accompanying hardware sales.  The decrease in hardware revenue as a percentage of total revenues is a result of lower hardware revenues in the first two quarters of 2003 compared to the first two quarters of 2002, as well as the increase in software license revenue.

Service and Other.  Service and other revenues were $3.2 million for the six months ended June 30, 2003 and $3.7 million for the six months ended June 30, 2002, representing a decrease of 13%. Service and other revenues accounted for 51% of total revenues for each respective period. The decrease in service and other revenues is due primarily to decreases in software maintenance, support revenues and consulting service revenues. Service and other revenues did not change as a percent of total revenues due to the fact that service and other revenue declined in the same percentage as total revenue in the first two quarters of 2003 compared to the first two quarters of 2002.

Cost of Revenues

Software License.  Cost of software license revenues was $151,000 and $153,000 for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of 1%. The decrease in the cost of software license revenue is due to decreased production expenses.  Cost of software license revenues as a percentage of software license revenue was 8% and 7% for each respective period.  Software license gross margin percentages were 92% and 93% for the six month periods ended June 30, 2003 and June 30, 2002.

Hardware.  Cost of hardware revenues was $800,000 and $961,000 for the six months ended June 30, 2003 and 2002, respectively, representing 72% and 67% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company’s products. The gross margin percentage for hardware sales was 28% and 33% for each of the six month periods ended June 30, 2003 and 2002 which represents a change in the mix of hardware products sold and a $20,000 reserve for potentially obsolete inventory in the second quarter of 2003.

Service and Other.  Cost of service and other revenues was $1.6 million for each of the six month periods ended June 30, 2003 and 2002, respectively, representing 50% and 43% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 50% for the six months ended June 30, 2003, compared to 57% in the same period in 2002.  The decrease in gross margin percentage was due primarily to the decrease in service and other revenue while the infrastructure cost remained relatively flat in the first six months of 2003 as compared to the first six months of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $2.7 million and $3.5 million for the six months ended June 30, 2003 and 2002, respectively, or 42% and 49% of total revenues for each respective period.  The decrease in dollar amount was due to a decrease in the number of sales personnel and their associated costs, the absence of severance related expenses incurred in 2002 and a decrease in advertising expenses during the first two quarters of 2003.  The Company expects sales and marketing expenses to remain consistent in absolute dollars.

Research and Development. Research and development expenses were $1.2 million for the six months ended June 30, 2003 and $1.7 million for the six months ended June 30, 2002, representing 19% and 23% of total revenues for each respective period.  The decrease in the expense and in the expense as a percent of total revenues was due to a decrease in the number of research and development personnel, the absence of severance related expenses incurred in 2002 and a decrease in consulting expenses.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses were $1.6 million and $2.7 million for the six months ended June 30, 2003 and 2002, respectively, or 25% and 37% of total revenues for each period. The decrease in dollar amount and as a percent of total revenues is due a decrease in the number of general and administrative personnel and overhead costs associated with supporting such personnel, a decrease in management consulting expenses and a decrease in state sales tax accruals.  The Company expects general and administrative expenses to remain consistent in absolute dollars.

Interest and other Income, net.  Interest and other income, net consists principally of interest income earned on cash balances.  Interest and other income, net was $53,000 for the six months ended June 30, 2003 and $98,000 for the six months ended June 30, 2002.  The decrease is due to changes in principal balances of the Company’s investments combined with a currency exchange loss that was recognized during the second quarter of 2003.

Tax Provision.   During the six months ended June 30, 2003, the Company recorded a $155,398 tax benefit which resulted from a tax refund that its United Kingdom subsidiary received during the first quarter of 2003.  This subsidiary had incurred a loss for the fiscal year ended December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the six months ended June 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company’s initial public offering of Common Stock completed in August 1997. At June 30, 2003, the Company had cash and cash equivalents of $8.4 million and working capital of $3.3 million.

The Company’s operating activities used cash of $1.3 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used during the six months ended June 30, 2003 consisted primarily of a net loss from operations and decreases in deferred revenue; accrued sales tax and accounts receivable reserve offset by depreciation and amortization; and a decrease to accounts receivable, prepaids and other current assets.  The decrease in deferred revenue is due primarily to the recognition of previously deferred revenue during the first six months of 2003.  The decrease to accrued sales tax is due to payments made to various states in the first two quarters of 2003 for sales taxes due.  The decrease to the accounts receivable reserve is due primarily to the collection of certain accounts for which management had previously specifically reserved.  The decline in the accounts receivable balance is a function of decreased sales activities as well as continued efforts by management to continue to improve its working capital by expediting the collection of accounts receivable.  Net cash used during the six months ended June 30, 2002 resulted from a net loss from operations and a decrease in deferred revenues and accounts payable offset by the deferred tax change, depreciation and amortization,  a decrease in accounts receivable and an increase in accrued liabilities. In anticipation of continuing economic softness, the Company anticipates that it may use approximately $2 million of cash and cash equivalents during the remainder of 2003.

Investing activities provided cash of $1.4 million and $1.1 million during the six months ended June 30, 2003 and 2002, respectively.  During the six months ended June 30, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.  The Company’s investments are professionally managed and the Company has instructed its broker to earn the highest interest rate possible for very low-risk securities.  The Company’s broker primarily purchases cash equivalent securities but may, on occasion, purchase short-term investments.  Property and equipment purchases were predominately of computer related software and hardware products.

Financing activities provided cash of $2,600 and $5,500 for the six months ended June 30, 2003 and 2002, respectively, largely from the issuance of common stock pursuant to the Company’s employee stock purchase program.

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

The following table represents the approximate amounts of payments due under specified contractual obligations as of June 30, 2003:

	Less than one year	One to three years	Three to five years	More than Five years

Operating lease obligations	$215,000	$624,000	—	—
Total obligations	$215,000	$624,000	—	—

Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England. As of June 30, 2003, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

Recently Issued Accounting Standards

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing and evaluating the scope of EITF 00-21, but does not expect the adoption of EITF 00-21 will have a material impact on the Company’s financial statements.

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

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 2000, 2001, 2002 and the six months ending June 30, 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions.

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

Product Concentration.  To date, much of the Company’s revenues have been attributable to licenses of the Company’s facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company’s future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, in September 2000, the Company changed its strategic focus to the development of secure business-to-business electronic document exchange solutions. The Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000 and it introduced its proprietary document and routing software, Accuroute, in the second quarter of 2002.  To date, the Company has not recognized a significant amount of revenues from its Genidocs and Accuroute products. The Company expects that its Genidocs and Accuroute products may account for an increasing portion of future revenues however, there can be no assurances that these products will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

Risks Associated with Listing on the Nasdaq SmallCap Market.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed the Company that its common stock had traded for 30 consecutive trading days below the minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days.  The Company did not regain compliance and on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On November 26, 2002, the Company transferred to the Nasdaq SmallCap Market and it was afforded the remainder of this market’s 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement. On January 14, 2003, Omtool’s Board of Directors voted a one-for-seven stock split of the Company’s Common Stock effective January 15, 2003 pursuant to a special meeting of stockholders that was held on the same day approving an amendment to the Company’s Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split.  On February 5, 2003, the Company was notified by Nasdaq that it had regained compliance.  The Company cannot predict the impact, if any, of a change in listing to the SmallCap Market. In addition, the Company cannot predict the continuance of its listing status in the future including the possibility of delisting from the Nasdaq SmallCap Market.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  Furthermore, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2003. Currently the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

As of the end of the fiscal quarter (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security-holders of the Company was held on April 21, 2003.  The following nominees were re-elected as Class III Directors of the Company each to serve for a three-year term or until his successor is elected and qualified.

Nominee	Total Votes for Nominee	Total Votes Withheld for Nominee
Robert L. Voelk	1,581,476	10,363

Martin A. Schultz	1,581,476	10,363

The term of office for the following directors continued after the meeting:  Richard D. Cramer (Class I), Andrew E. Lietz (Class I), Arnold E. Ditri (Class II) and William C. Styslinger, III (Class II).

At the same annual meeting, the Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 by the following vote:

For	Against	Abstention	Broker Non-Votes
1,590,878	469	492	0

Item 6.                       Exhibits and Reports on Form 8-K

(a)                      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter of 2003; however, the Company furnished a Report on Form 8-K, dated April 21, 2003, pursuant to Item 9 thereof furnishing the results of its operations for the quarter ended March 31, 2003.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

August 8, 2003	By:	/s/ Timothy P. Losik
Timothy P. Losik
Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.