Form 10-Q
period 2003-09-30
OMTOOL LTD
filed 2003-11-13
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐    No ☒

There were 1,749,964 shares of the Company’s Common Stock, par value $0.01, outstanding on November 11, 2003.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,782,648	$8,192,523
Short-term investments	—	1,597,155
Accounts receivable, less reserves of $372,000 at September 30, 2003 and $615,000 at December 31, 2002	1,525,438	1,664,849
Inventory — finished goods	120,654	187,918
Prepaid expenses and other current assets	333,673	420,083
Total current assets	9,762,413	12,062,528

Property and equipment, net	473,739	615,703
Other assets	13,962	13,962

Total assets	$10,250,114	$12,692,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$796,828	$1,019,584
Accrued liabilities	1,470,842	1,665,046
Accrued state sales tax	937,177	1,275,735
Accrued restructuring	725,677	—
Deferred revenue	3,315,404	3,397,568
Total current liabilities	7,245,928	7,357,933

Stockholders’ equity:
Preferred Stock, $.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value —
Authorized — 35,000,000 shares; Issued — 1,858,439 shares at September 30, 2003 and December 31, 2002, Outstanding — 1,749,964 and 1,744,500 shares at September 30, 2003 and December 31, 2002, respectively	18,585	18,585
Additional paid-in capital	31,956,442	31,990,720
Accumulated deficit	(28,017,984)	(25,671,834)
Treasury stock, at cost (108,475 shares at September 30, 2003 and 113,939 shares at December 31, 2002)	(880,254)	(924,570)
Accumulated other comprehensive loss	(72,603)	(78,641)
Total stockholders’ equity	3,004,186	5,334,260

Total liabilities and stockholders’ equity	$10,250,114	$12,692,193

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Software license	$983,595	$899,656	$2,971,873	$3,041,068
Hardware	710,189	712,509	1,827,528	2,143,808
Service and other	1,856,348	1,925,714	5,064,671	5,607,134

Total revenues	3,550,132	3,537,879	9,864,072	10,792,010

Cost of revenues:
Software license	86,820	84,948	237,635	237,793
Hardware	432,000	437,355	1,231,520	1,398,172
Service and other	816,610	867,780	2,414,010	2,466,957

Total cost of revenues	1,335,430	1,390,083	3,883,165	4,102,922

Gross profit	2,214,702	2,147,796	5,980,907	6,689,088

Operating expenses:
Sales and marketing	1,038,515	1,332,134	3,707,037	4,854,374
Research and development	562,893	586,200	1,735,014	2,282,125
General and administrative	796,729	1,089,262	2,354,947	3,748,405
Restructuring	806,581	—	806,581	—

Total operating expenses	3,204,718	3,007,596	8,603,579	10,884,904

Loss from operations	(990,016)	(859,800)	(2,622,672)	(4,195,816)

Interest and other income, net	67,761	49,940	121,124	147,611

Loss before tax (benefit) provision	(922,255)	(809,860)	(2,501,548)	(4,048,205)

Tax (benefit) provision	—	—	(155,398)	1,225,350

Net loss	$(922,255)	$(809,860)	$(2,346,150)	$(5,273,555)

Net loss per share
Basic and Diluted	$(0.53)	$(0.45)	$(1.34)	$(2.91)

Weighted average number of common shares outstanding
Basic and diluted	1,746,848	1,802,497	1,747,581	1,810,651

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,346,150)	$(5,273,555)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	323,373	388,632
Deferred taxes	—	1,225,350
Accounts receivable reserve	(247,912)	80,000
Changes in assets and liabilities—
Accounts receivable	397,151	400,915
Prepaid expenses and other current assets	88,252	138,332
Inventory	67,785	18,435
Accounts payable	(226,053)	(194,847)
Accrued liabilities	(202,356)	(98,354)
Accrued state sales tax	(338,558)	971,894
Accrued restructuring	725,677	—
Deferred revenue	(96,071)	(323,219)

Net cash used in operating activities	(1,854,862)	(2,666,417)

Cash Flows from Investing Activities:
Purchases of property and equipment	(180,338)	(247,309)
Purchases of short-term investments	(1,999,449)	—
Proceeds from sale of short-term investments	3,596,604	1,296,750

Net cash provided by investing activities	1,416,817	1,049,441

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	10,037	19,083
Purchases of treasury stock	—	(255,339)

Net cash provided by (used in) financing activities	10,037	(236,256)

Foreign exchange effect on cash	18,133	34,858

Net decrease in cash and cash equivalents	(409,875)	(1,818,374)

Cash and cash equivalents, beginning of period	8,192,523	11,194,118

Cash and cash equivalents, end of period	$7,782,648	$9,375,744

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 as filed with the SEC on March 11, 2003. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s total revenues for the first nine months of 2003 declined 9% from total revenues for the first nine months of 2002 primarily due to the general decline in information technology spending and a decrease in demand for enterprise software solutions as well as a decrease in service revenues related to the Company’s legacy fax products.  This decrease in demand for enterprise software solutions reflected the overall sluggishness of the United States economy in the first nine months of 2003 causing customers and prospective customers to defer technology purchases.  The Company’s net loss improved from $5.3 million for the nine months ended September 30, 2002 to $2.3 million for the nine months ended September 30, 2003 due primarily to reduced operating expenses associated with the reduction in the Company’s workforce and a $1.2 million tax provision recognized in the second quarter of 2002.  The Company has experienced continued operating losses over an extended period of time.  As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force by 13 people during the third quarter of 2003.  Additionally, the Company closed its Oregon office in September 2003.  These actions reduced the overall expected cost of operations by approximately $1.5 million annually.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and limited forecasting visibility, the Company cannot predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  The Company’s cash and cash equivalents at September 30, 2003 were $7.8 million. The Company anticipates that its balance of cash and cash equivalents will be approximately $7 million to $8 million at the end of 2003. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

(2)     Net Loss per Common Share

                The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Diluted weighted average shares outstanding for the three months ended September 30, 2003 and September 30, 2002 exclude the potential common shares related to 370,222 and 386,038, respectively, outstanding stock options because to include them would have been antidilutive for the periods presented.

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

During the nine months ended September 30, 2003, the Company recorded $155,398 of tax benefit due to a tax refund that its United Kingdom subsidiary received during the first quarter of 2003.  This subsidiary had incurred a loss for the year ended December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, there existed doubt about the realizability of this refund and the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

During the quarter ended September 30, 2002, the Company recorded an additional valuation allowance of $1.2 million against all of its net deferred tax assets. As a result of the downturn in the economy in the first half of 2002, the Company had incurred significant and previously unanticipated losses and the outlook indicated that significant uncertainty would continue for the remainder of that fiscal year and into the following fiscal year. These cumulative losses, together with the Company’s prior losses, resulted in management’s decision that it was more likely than not that all of its deferred tax assets would not be realized in the then foreseeable future.  Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

(4)           Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(922,255)	$(809,860)	$(2,346,150)	$(5,273,555)
Foreign currency translation adjustments	7,883	3,976	6,038	2,331
Comprehensive loss	$(914,372)	$(805,884)	$(2,340,112)	$(5,271,224)

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

	Three months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(922,255)	$(809,860)	$(2,346,150)	$(5,573,555)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(134,974)	(243,039)	(575,156)	(752,896)
Pro forma net loss	$(1,057,229)	$(1,052,899)	$(2,921,306)	$(6,326,451)

Net loss per share:
Basic and diluted, as reported	$(0.53)	$(0.45)	$(1.34)	$(2.91)
Basic and diluted, pro forma	$(0.60)	$(0.58)	$(1.67)	$(3.49)

(6)           Restructuring Costs

In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The non-recurring charge includes severance-related costs associated with the workforce reduction in the Company’s domestic operations and costs associated with the closing of its Oregon office.  The reduction in workforce consisted of three employees in the Company’s sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company’s research and development department.  The balance of this charge consists of costs incurred as a result of the closure of the Company’s Oregon facility.

The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(5,332)	(75,572)	(80,904)
Ending balance, September 30, 2003	$12,088	$713,589	$725,677

The total cash impact of the restructuring is $806,581 which the Company anticipates will be paid by the end of the third quarter of 2004.  As of September 30, 2003, the Company paid $80,904, and has a remaining liability of $725,677.

(7)       Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment, software and hardware sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Total revenues from international sources were $624,000 and $1.8 million for the three months and nine months ended September 30, 2003, respectively, and $711,000 and $2.0 million for the three months and nine months ended September 30, 2002, respectively. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended September 30, ,		Nine months ended September 30
Total revenues (1)	2003	2002	2003	2002

United States	$2,926,623	$2,826,718	$8,083,275	$8,815,399
Europe	375,682	336,969	1,259,890	1,175,156
Rest of World	247,827	374,192	520,907	801,457
	$3,550,132	$3,537,879	$9,864,072	$10,792,012

Long-lived assets (2)	September 30, 2002	December 31, 2003
United States	$469,754	$600,116
United Kingdom	17,947	29,549
	$487,701	$629,665

(1)  Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments.

(8)       Guarantees

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

(9)           Recently Issued Accounting Standards

                In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company has reviewed and evaluated the scope of EITF 00-21 and determined that  EITF 00-21 does not impact  the  Company’s financial statements (see discussion below).

                In August 2003, the FASB Emerging Issues Task Force released Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-05”). EITF 03-05 focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. EITF 03-05 is effective for all arrangements entered into in fiscal periods beginning after August 13, 2003.  The Company has determined that all of its deliverables are considered software and software-related elements and therefore are within the scope of SOP 97-2. Therefore, the Company does not believe that  EITF 03-05 will have an impact on the Company’s financial statements.

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

The Company’s total revenues for the first nine months of 2003 declined 9% from total revenues for the first nine months of 2002 primarily due to the general decline in information technology spending and a decrease in demand for enterprise software solutions.  This decrease reflected the overall sluggishness of the United States economy in the first nine months of 2003 causing customers and prospective customers to defer technology purchases.  The Company’s net loss improved from $5.3 million for the nine months ended September 30, 2002 to $2.3 million for the nine months ended September 30, 2003 due primarily to reduced operating expenses associated with the reduction in the Company’s workforce and a $1.2 million tax provision recognized in the second quarter of 2002.  The Company has experienced operating losses over an extended period of time.  As a result of the losses incurred and the anticipation of a continuing decline in the United States economy, the Company reduced its work force by 13 people during the third quarter of 2003.  Additionally, the Company closed its Oregon office in September 2003.  These actions reduced the overall expected cost of operations by approximately $1.5 million annually.  Based upon the current economic environment, general softness in information technology spending, products that may not achieve market acceptance, and limited forecasting visibility, the Company cannot predict that the financial and operating performance, financial position or cash flow will improve over the next twelve months.  The Company’s cash and cash equivalents at September 30, 2003 were $7.8 million. The Company anticipates that its balance of cash and cash equivalents will be approximately $7 million to $8 million at the end of 2003. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditures for at least the next twelve months.

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

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented 14% and 13% of the Company’s total revenues for the nine months ended September 30, 2003 and 2002, respectively.

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

The Company continues to actively recruit value-added resellers (“VARs”), systems integrators, resellers and distributors to expand its indirect distribution channel. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented 25% and 20% of the Company’s total revenues for the nine months ended September 30, 2003 and 2002, respectively.

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

                The Company’s combined accounts receivable and returns reserve was $372,000 and $720,000 as of September 30, 2003 and 2002, respectively.  Both components of calculating the estimated reserve, specific identification and historic ratio, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Software license	27.7%	25.4%	30.1%	28.1%
Hardware	20.0	20.2	18.5	19.9
Service and other	52.3	54.4	51.4	52.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.4	2.4	2.4	2.2
Hardware	12.2	12.4	12.5	13.0
Service and other	23.0	24.5	24.5	22.9
Total cost of revenues	37.6	39.3	39.4	38.1
Gross profit	62.4	60.7	60.6	61.9
Operating expenses:
Sales and marketing	29.3	37.7	37.5	45.0
Research and development	15.9	16.6	17.6	21.1
General and administrative	22.4	30.8	23.9	34.7
Restructuring	22.7	0.0	8.2	0.0
Total operating expenses	90.3	85.1	87.2	100.8
Loss from operations	(27.9)	(24.4)	(26.6)	(38.9)
Interest and other income, net	1.9	1.4	1.2	1.4
Tax benefit (provision)	—	—	1.6	(11.4)

Net loss	(26.0)%	(23.0)%	(23.8)%	(48.9)%

Gross profit:
Software license	91.2%	90.6%	92.0%	92.2%
Hardware	39.2	38.6	32.6	34.8
Service and other	56.0	54.9	52.3	56.0

Three Months Ended September 30, 2003 and 2002

Revenues

Total Revenues.  The Company’s total revenues were $3.6 million and $3.5 million for the three months ended September 30, 2003 and 2002, respectively.

Software License.  Software license revenues for the three months ended September 30, 2003 are comprised of the following:  81% from the Company’s fax related product lines and 19% from its non-fax related product lines.  Revenues for the three months ended September 30, 2002 are comprised of the following:  90% from the Company’s fax related product lines and 10% from its non-fax related product lines.  Software license revenues were $984,000 for the three months ended September 30, 2003 and $900,000 for the three months ended September 30, 2002, representing an increase of 9%.  Software license revenues accounted for 28% and 25% of total revenues for each respective period.  Included in software license revenue is a reduction in the sales returns and allowance reserve of $55,000 relating to specific accounts where the risk of a return is no longer present.

Hardware.  Hardware revenues were $710,000 for the three months ended September 30, 2003 and $713,000 for the three months ended September 30, 2002, representing a decrease of less than 1%. Included in the September 30, 2003 revenue numbers is $19,000 of revenue associated with a reduction in the sales and returns allowance reserve relating to specific accounts where the risk of a return is no longer present. Hardware revenues accounted for 20% of total revenues for each respective period.  The decrease in hardware revenues was due primarily to a change in the particular mix of products sold in the three month period ended September 30, 2003 resulting in a decrease in accompanying hardware sales. Hardware revenues remained consistent as a percentage of total revenues due to the combined effect of an increase in software revenues and a decrease in service and other revenues for the three months ended September 30, 2003.

Service and Other.  Service and other revenues decreased by 4% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  Service and other revenues were $1.9 million for each of the three months ended September 30, 2003 and 2002. Service and other revenues accounted for 52% and 54% of total revenues for each respective period. The decrease in service and other revenues is due to a decrease of maintenance revenue associated with the customer’s legacy fax products.  The decrease in service and other revenues as a percent of total revenues is due primarily to the increase in software license revenue, resulting in a decreased percentage in service revenue to total revenue.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenues was $87,000 and $85,000 for the three months ended September 30, 2003 and 2002, respectively, representing an increase of 2%.  The increase is due to the increase in software sales as software license gross margin percentages were 91% for each respective period.

Hardware.  Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $432,000 and $437,000 for the three months ended September 30, 2003 and 2002, respectively, representing 61% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company’s products. The gross margin percentage for hardware sales was 39% for each of the three month periods ended September 30, 2003 and 2002.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $817,000 and $868,000 for the three months ended September 30, 2003 and 2002, respectively, representing 44% and 45% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 56% for the three months ended September 30, 2003, compared to 55% in the same period in 2002.  The increase in gross margin is due to a decrease in wages as a result of the restructuring as well as a decrease to travel related expenses in the installation services area.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.0 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, or 29% and 38% of total revenues for each respective period.  The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer personnel in the department as a result of the restructuring. Additionally, the Company reduced its advertising expenses during the third quarter of 2003. The Company expects sales and marketing expenses to remain consistent in absolute dollars.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $563,000 for the three months ended September 30, 2003 and $586,000 for the three months ended September 30, 2002, representing 16% and 17% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel.  The Company expects research and development expenses to decrease in absolute dollars.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $797,000 and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, or 22% and 31% of total revenues for each period. The decrease in dollar amount and percent of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel, a decrease in management consulting expenses and a decrease in state sales tax accruals during the quarter.  The Company expects general and administrative expenses to remain consistent in absolute dollars.

Restructuring costs  In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The non-recurring charge includes severance-related costs associated with the workforce reduction, primarily in the Company’s domestic operations, and costs associated with closing of its Oregon office.  The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support services and five employees in the research and development department.

The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(5,332)	(75,572)	(80,904)
Ending balance, September 30, 2003	$12,088	$713,589	$725,677

The total cash impact of the restructuring is $806,581 which the Company anticipates will be paid by the end of the third quarter of 2004.  As of September 30, 2003, the Company paid out $80,904, and has a remaining liability of $725,677.

Interest and other Income, net.  Interest and other income, net typically consists principally of interest income earned on cash balances.  Interest and other income, net was $68,000 for the three months ended September 30, 2003 and $50,000 for the three months ended September 30, 2002.  Included in the $68,000 is $51,000 from the sale of common stock of Verso Technologies, Inc. (“Verso”) as described below. The remaining decline in interest and other income, net (excluding the proceeds from the sale of Verso stock) is due to changes in principal balances of the Company’s investments.

                In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock (“Preferred Stock”) of.comfax, Inc. (which later changed its name to MessageClick, Inc. (“MessageClick”)) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

The Company initially recorded its investment in MessageClick at the total purchase price of $850,000 and placed no value on the patent. The Company has not used the patent. At the end of each subsequent quarter, the Company evaluated the carrying cost of this investment and adjusted the balance, if it was deemed appropriate, to what the Company believed to be its realizable value. In making this decision, the Company reviewed the most recent MessageClick financial statements that were made available to the Company’s management, had discussions with MessageClick’s management, and reviewed documents relating to subsequent rounds of financing received by MessageClick. Based on the aforementioned, the Company determined that as of December 31, 1999, the carrying value of the investment was $708,335. During each of the first, second and third quarters of fiscal 2000, the Company reduced the carrying value of the investment by $70,833. During the fourth quarter of 2000, the Company wrote-off the entire remaining carrying value of the investment. The decision to write-off the investment is described below.

On November 3, 2000, MessageClick was acquired by Verso, a company publicly traded on the Nasdaq National Market under the symbol VRSO. The Company received 45,487 shares of Verso common stock, $243.47 cash, which included cash the Company was entitled to and cash in lieu of fractional shares of Verso, and a warrant to purchase 8,580 shares of Verso common stock in exchange for its 262,346 shares of Preferred Stock. The 45,487 shares of Verso common stock received by the Company were unregistered and the Company was restricted from selling these shares for twelve months from the date of the acquisition. Additionally, the Company only had “piggy back” registration rights for those shares of Verso common stock. Furthermore, the Company potentially would receive an additional 20,642 shares of Verso common stock if certain conditions of the purchase agreement were met.

At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000, Verso was trading at $1.50 ($68,230.50 value for the 45,487 shares). Additionally, as of March 30, 2001

(prior to the Company filing its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company’s investment of $34,115.25. Due to the rapid and significant decline in Verso’s common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

In 2002, the Company sold 45,487 of its Verso Common Stock for approximately $11,000 and recorded the realized value in Interest and Other Income at that time.

On July 18, 2003, the Company received an additional 11,029 shares of Verso Common Stock as certain conditions described in the purchase agreement were met.  The Company sold those shares on September 8, 2003 for $4.63 per share for total gross proceeds of $51,000. The Company does not expect to receive any additional shares of Verso common stock.  The Company’s warrant to purchase 8,580 shares of Verso common stock expires in November 2005.  The fair value of the warrant is  not  material to the Company’s financial statements.

Nine Months Ended September 30, 2003 and 2002

Revenues

Total Revenues.  The Company’s total revenues were $9.9 million for the nine months ended September 30, 2003 and $10.8 million for the nine months ended September 30, 2002.

Software License.  Software license revenues for the nine months ended September 30, 2003 are comprised of the following:  88% from its fax related product lines and 12% from its non-fax related product lines.  Revenues for the nine months ended September 30, 2002 are comprised of the following:  90% from its fax related product lines and 10% from its non-fax related product lines.  Software license revenues remained consistent at $3.0 million for each of the nine months ended September 30, 2003 and September 30, 2002.  Included in software license revenue for the nine months ended September 30, 2003 is a reduction in the  sales returns and allowance reserve of $160,000 relating to specific accounts where the risk of a return is no longer present. The 2002 revenues are decreased by $80,000 for the addition of reserves that management felt were necessary.  Software license revenues accounted for 30% and 28% of total revenues for each respective nine month period.  The increase in software license revenue as a percentage of total revenues is a result of lower relative service and other revenues in the first three quarters of 2003 compared to the first three quarters of 2002.

Hardware.  Hardware revenues were $1.8 million for the nine months ended September 30, 2003 and $2.1 million for the nine months ended September 30, 2002, representing a decrease of 15%. Hardware revenues accounted for 19% and 20% of total revenues for each respective period.  Included in the 2003 revenues is a reduction in the  sales returns and allowance reserve of $53,000 relating to specific accounts where the risk of a return is no longer present.  The decrease in hardware revenues was due primarily to a change in the particular mix of hardware products sold. The decrease in hardware revenue as a percentage of total revenues is a result of lower hardware revenues in the first three quarters of 2003 compared to the first three quarters of 2002, as well as the consistent level of software license revenue.

Service and Other.  Service and other revenues were $5.1 million for the nine months ended September 30, 2003 and $5.6 million for the nine months ended September 30, 2002, representing a decrease of 10%. Service and other revenues accounted for 51% and 52% of total revenues for each respective period. The decrease in service and other revenues is due primarily to decreases in software maintenance and support revenues for the Company’s legacy fax products. Service and other revenues decreased as a percent of total revenues due to the decline in service and other revenues in the first three quarters of 2003 compared to the first three quarters of 2002.

Cost of Revenues

Software License.  Cost of software license revenues was $238,000 for each of the nine months ended September 30, 2003 and 2002, respectively. Cost of software license revenues as a percentage of software license revenue was 8% for each respective period.  Software license gross margin percentages were 92% for each of the nine month periods ended September 30, 2003 and September 30, 2002.

Hardware.  Cost of hardware revenues was $1.2 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing 67% and 65% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying the Company’s products. The gross margin percentage for hardware sales was 33% and 35% for each of the nine month periods ended September 30, 2003 and 2002 which represents a change in the mix of hardware products sold and a $20,000 reserve for potentially obsolete inventory that was booked during the first nine months of 2003.

Service and Other.  Cost of service and other revenues was $2.4 million and $2.5 million for the nine month periods ended September 30, 2003 and 2002, respectively, representing 48% and 44% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 52% for the nine months ended September 30, 2003, compared to 56% in the same period in 2002.  The decrease in gross margin percentage was due primarily to the decrease in service and other revenue and an increase in service and installation costs in the first nine months of 2003 as compared to the first nine months of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $3.7 million and $4.9 million for the nine months ended September 30, 2003 and 2002, respectively, or 38% and 45% of total revenues for each respective period.  The decrease in dollar amount was due to a decrease in the number of sales and marketing personnel and their associated costs and a decrease in advertising expenses during the first three quarters of 2003.

Research and Development.  Research and development expenses were $1.7 million for the nine months ended September 30, 2003 and $2.3 million for the nine months ended September 30, 2002, representing 18% and 21% of total revenues for each respective period.  The decrease in the expense and in the expense as a percent of total revenues was due to a decrease in the number of research and development personnel and the costs of supporting such personnel.

General and Administrative.  General and administrative expenses were $2.4 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively, or 24% and 35% of total revenues for each period. The decrease in dollar amount and as a percent of total revenues is due a reduction in the number of general and administrative personnel and overhead costs associated with supporting such personnel, a decrease in professional services expense, management consulting expenses and a decrease in state sales tax accruals.

Restructuring cost  In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a non-recurring pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The non-recurring charge includes severance-related costs associated with the workforce reduction, primarily in the Company’s domestic operations, and costs associated with the closing of its Oregon office.  The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the research and development department.

                The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(5,332)	(75,572)	(80,904)
Ending balance, September 30, 2003	$12,088	$713,589	$725,677

                The total cash impact of the restructuring is $806,581 which the Company anticipates  will be paid by the end of the third quarter of 2004.  As of September 30, 2003, the Company paid out $80,904, and has a remaining liability of $725,677.

Interest and other Income, net.  Interest and other income, net typically consists principally of interest income earned on cash balances.  Interest and other income, net was $121,000 for the nine months ended September 30, 2003 and $148,000 for the nine months ended September 30, 2002.  Included in the $121,000 is $51,000 from the sale of stock of Verso Technologies, Inc. (“Verso”) common stock as described below. The remaining decline in interest and other income, net (excluding the proceeds from the sale of Verso stock) is due to changes in principal balances of the Company’s investments.

                In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock (“Preferred Stock”) of.comfax, Inc. (which later changed its name to MessageClick, Inc. (“MessageClick”)) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

 The Company initially recorded its investment in MessageClick at the total purchase price of $850,000 and placed no value on the patent. The Company has not used the patent. At the end of each subsequent quarter, the Company evaluated the carrying cost of this investment and adjusted the balance, if it was deemed appropriate, to what the Company believed to be its realizable value. In making this decision, the Company reviewed the most recent MessageClick financial statements that were made available to the Company’s management, had discussions with MessageClick’s management, and reviewed documents relating to subsequent rounds of financing received by MessageClick. Based on the aforementioned, the Company determined that as of December 31, 1999, the carrying value of the investment was $708,335. During each of the first, second and third quarters of Fiscal 2000, the Company reduced the carrying value of the investment by $70,833. During the fourth quarter of 2000, the Company wrote-off the entire remaining carrying value of the investment. The decision to write-off the investment is described below.

On November 3, 2000, MessageClick was acquired by Verso, a company publicly traded on the Nasdaq National Market under the symbol VRSO. The Company received 45,487 shares of Verso common stock, $243.47 cash, which included cash the Company was entitled to and cash in lieu of fractional shares of Verso, and a warrant to purchase 8,580 shares of Verso common stock in exchange for its 262,346 shares of Preferred Stock. The 45,487 shares of Verso common stock received by the Company were unregistered and the Company was restricted from selling these shares for twelve months from the date of the acquisition. Additionally, the Company only had “piggy back” registration rights for those shares of Verso common stock. Furthermore, the Company potentially would receive an additional 20,642 shares of Verso common stock if certain conditions of the purchase agreement were met.

At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000, Verso was trading at $1.50 ($68,230.50 value for the 45,487 shares). Additionally, as of March 30, 2001 (prior to the Company filing its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company’s investment of $34,115.25. Due to the rapid and significant decline in Verso’s common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

In 2002, the Company sold 45,487 of its Verso Common Stock for approximately $11,000 and recorded the realized value in Interest and Other Income at that time.

On July 18, 2003 the Company received an additional 11,029 shares of Verso Common Stock as certain conditions described in the purchase agreement were met.  The Company sold those shares on September 8, 2003 for $4.63 per share for total gross proceeds of $51,000. The Company does not expect to receive any additional shares of Verso common stock. The Company’s warrant to purchase 8,580 shares of Verso common stock expires in November 2005.  The fair value of the warrant is not material to the Company’s financial statements.

Tax Provision.      During the nine months ended September 30, 2003, the Company recorded a $155,398 tax benefit which resulted from a tax refund that its United Kingdom subsidiary received during the first quarter of 2003.  This subsidiary had incurred a loss for the fiscal year ended December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

                The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset in the nine months ended September 30, 2002. See also Note 3. Income Taxes of the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

                Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company’s initial public offering of Common Stock completed in August 1997. At September 30, 2003, the Company had cash and cash equivalents of $7.8 million and working capital of $2.5 million.

The Company’s operating activities used cash of $1.9 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used during the nine months ended September 30, 2003 consisted primarily of a net loss from operations and decreases in accounts payable, accrued liabilities, accrued sales tax and accounts receivable reserve offset by depreciation and amortization; an increase in accrued restructuring and a decrease to accounts receivable.  The decrease in accounts payable is due primarily to the timing of vendor payments. The decrease to accrued liabilities is due primarily to fewer accruals for bonuses during the first nine months of 2003 as compared to the same period in 2002.  The decrease to accrued sales tax is due to payments made to various states in the first three quarters of 2003 for sales taxes due.  The decrease to the accounts receivable reserve is due primarily to the collection of certain accounts for which management had previously specifically reserved.  The decline in the accounts receivable balance is a function of decreased sales activities as well as continued efforts by management to continue to improve its working capital by expediting the collection of accounts receivable.  Net cash used during the nine months ended September 30, 2002 resulted from a net loss from operations and a decrease in deferred revenues and accounts payable offset by the deferred tax change, depreciation and amortization,  a decrease in accounts receivable and an increase in accrued state sales tax.  In anticipation of continuing economic softness, the Company has taken steps to reduce its use of cash during the remainder of 2003 and into 2004 by restructuring its workforce in the third quarter of 2003. As a result of the restructuring, the Company expects to reduce its operating expenses by approximately $1.5 million annually and anticipates that its cash balance at the end of 2003 will be between $7 million and $8 million.

Investing activities provided cash of $1.4 million and $1.0 million during the nine months ended September 30, 2003 and 2002, respectively.  During the nine months ended September 30, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.  The Company’s investments are professionally managed and the Company has instructed its broker to earn the highest interest rate possible for very low-risk securities.  The Company’s broker primarily purchases cash equivalent securities but may, on occasion, purchase short-term investments.  Property and equipment purchases were predominately of computer related software and hardware products.

Financing activities provided cash of $10,000 and used cash of $236,000 for the nine months ended September 30, 2003 and 2002, respectively.  Cash provided for the nine months ended September 30, 2003 was due to the issuance of common stock pursuant to the Company’s employee stock purchase program.  Cash used for the nine months ended September 30, 2002 was primarily due to the purchase of treasury stock.

The Company has experienced declining revenues and operating losses over an extended period of time.  Based upon the current economic environment, general softness in information technology spending, the release of new and emerging products that may not achieve market acceptance, and shortened forecasting visibility, the Company cannot estimate that its financial and operating performance, financial position or cash flow will improve over the next twelve months.  Subject to the factors contained herein, the Company believes that it has sufficient liquidity and cash available to meet the operating needs of the Company for at least the next twelve months.  There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

                The following table represents the approximate amounts of payments due under specified contractual obligations as of September 30, 2003:

	Less than one year	One to three years	Three to five years	More than Five years

Operating lease obligations	$362,000	$356,000	—	—
Total obligations	$362,000	$356,000	—	—

                Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England. As of September 30, 2003, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

Recently Issued Accounting Standards

                In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company has reviewed and evaluated the scope of EITF 00-21and determined that EITF 00-21 does not impact  the  Company’s financial statements (see discussion below).

                In August 2003, the FASB Emerging Issues Task Force released Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-05”). EITF 03-05 focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. EITF 03-05 is effective for all arrangements entered into in fiscal periods beginning after August 13, 2003.  The Company has determined that all of its deliverables are considered software and software-related elements and therefore within the scope of SOP 97-2. Therefore, the Company does not believe that  EITF 03-05 will have an  impact on the Company’s financial statements.

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

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 2000, 2001, 2002 and the nine months ending September 30, 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may continue and, together with pricing pressures and a continued decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Company’s secure business-to-business electronic document exchange solutions and client/server facsimile solutions to new customers as well as increased product penetration into existing customers.  The Company commenced its strategic expansion into secure business-to-business electronic document exchange solutions market in the fourth quarter of 2000, and has limited financial and operating data and a limited operating history relevant to these solutions. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of the Company’s secure business-to-business electronic document exchange solutions. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

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

The Market Risks for Secure Business-to-Business Electronic Document Exchange Solutions.  The market for Genidocs, the Company’s secure business-to-business electronic document exchange solution is new and evolving rapidly. The Company’s success will depend upon the adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. The Company’s success will also depend upon acceptance of its technology as the standard for providing these solutions. The adoption and use of the Company’s secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information. The Company’s ability to influence usage of its secure business-to-business electronic document exchange solution by customers is limited. The Company intends to spend considerable resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for the Company’s secure business-to-

business electronic document exchange solution, or its growth rate, if any. Moreover, the Company cannot predict whether the Company’s secure business-to-business electronic document exchange solution will achieve any market acceptance. Any future products or future product enhancements that are not favorably received by customers may not be profitable and, furthermore, could damage the Company’s reputation or brand name.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2003. Currently the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

As of the end of the fiscal quarter (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

10.13	Severance Agreement with Robert L. Voelk, dated August 29, 2003

10.14	Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003

10.15	Severance Agreement and General Release with Michael K. Sheehy, dated September 2, 2003

10.16	Severance Agreement and General Release with Timothy P. Losik, dated September 2, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

                The Company furnished a Report on Form 8-K, dated July 25, 2003, pursuant to Item 12 thereof furnishing the results of its operations for the quarter ended June 30, 2003.

                    The Company filed a report on Form 8-K dated September 2, 2003 pursuant to Item 5 thereof to report the Company issued a press release announcing a company-wide restructuring, including the resignation of three executives and the appointment of an acting Chief Financial Officer.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

November 11, 2003	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Acting Chief Financial Officer, Secretary and Treasurer

Exhibit Index

10.13	Severance Agreement with Robert L. Voelk, dated August 29, 2003

10.14	Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003

10.15	Severance Agreement and General Release with Michael K. Sheehy, dated September 2, 2003

10.16	Severance Agreement and General Release with Timothy P. Losik, dated September 2, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.