Form 10-K
period 2003-12-31
OMTOOL LTD
filed 2004-03-23
CIK 1020579

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☐    No    ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2003 was approximately $3.6 million.

        The number of shares outstanding of the Registrant's common stock as of March 18, 2004 was 1,757,546.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

        Omtool, Ltd. ("Omtool" or the "Company") is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses. Omtool's products, licensed on a combination server/seat basis or on a server only or seat only basis, provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats. This enables users to streamline the handling and management of business documents and assists businesses in complying with government regulations such as the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The features are also useful to any business that wants to track and archive documents and its transactions as well as secure and protect private information. Included in the Company's products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems. Omtool's products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. AccuRoute®, Omtool's document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived. In addition Omtool's AccRoute software provides capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line. Genidocs™, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Omtool's AccuRoute software further unifies the codes base and architecture of the Genidocs and Genifax product lines, with the routing capabilities of the AccuRoute software to provide a truly unique customer specific product to easily manage documents, both paper and electronic documents with little or no user training required.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multifunctional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems. To address the needs of large enterprises, Omtool's products are modular and scaleable; communication capacity can be implemented and added over time through the addition of system components and connectors as needed to keep pace with demand. Additional Omtool servers can be added to a configuration to provide failover through redundancy, helping to ensure continuous operation. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to consolidate functionality of all its products into a single, configurable platform, expand the level of integration with complimentary technologies such as document management, records management and extend its document capture capability to include virtually all multifunctional devices and scanners. In doing so, Omtool will be pursuing a leadership position in the broader document delivery/exchange and management market which it believes will grow in response to increasingly regulated communications. Omtool will continue to focus on those vertical markets where regulations and or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

        The Company's server products are optimized for the Windows server operating systems, with client applications that run with various versions of Microsoft Windows. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange, Lotus Notes, and Novell GroupWise, offering users the ability to initiate, control and monitor electronic document exchange and track transactions from within their existing e-mail client application, thus eliminating the need for and expense of deploying and managing proprietary applications to corporate desktops. In addition, with the development of Omtool's AccuRoute software, similar document exchange capabilities are available for paper documents. In recognition of the prevalence and wide acceptance of Adobe's Portable Document Format ("PDF") as a popular and sometimes regulated exchange format, Omtool has added capabilities to all of its products to convert and send PDF documents. Omtool's products also include the ability to convert and deliver to the user's desktop, as both fax and secure e-mail documents in PDF format. In addition, archive options enable Omtool users to view and archive inbound PDF documents to resident document management systems, fully-profiled (an important issue for users of document managements systems since it is the document profile that enables users to search for and find documents quickly) with essentially single-click simplicity.

        Omtool was incorporated in New Hampshire in March 1991 and was reincorporated in Delaware in January 1996. The Company's principal executive offices are located at 8A Industrial Way, Salem, New Hampshire 03079 and its telephone number is (603) 898-8900. The Company's Internet address is http://www.omtool.com. The Company makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such materials with the Securities and Exchange Commission.

Industry Background

        To remain competitive in today's marketplace and to comply with emerging government mandates and regulations, companies must focus on improving and streamlining the exchange and management of documents, both within and beyond their organizations. Growth in electronic communication is being driven by productivity and efficiency demands, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise incorporating suppliers, customers and other business partners and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, fax, e-mail and groupware solutions. Currently fax and e-mail are the electronic messaging standard for the movement of information. The realization of a fully electronic environment continues to fall short of expectations because of the existence and continued reliance on paper as a means of exchange, collaboration and storage.

        While a significant amount of all documents originate in electronic form, often they are faxed after being printed. Paper is still a primary medium for exchange, collaboration and final delivery. The Company, recognizing the prevalence of hardcopy, has through strategic partnerships, product development and enhancements introduced its AccuRoute software—a server-based application that leverages the existing electronic-delivery and management tools embodied in the Genifax and Genidocs product lines, to enable users to deliver, manage and archive hardcopy documents, electronically. These products enable both the efficient, secure and controlled electronic delivery and electronic archival that makes hardcopy content available across the enterprise for easy reuse and redistribution. The Company believes that significant opportunities exist in the high volume application market for faxing from data-centric applications, situations where facsimile technology is used in the context of legal requirements and mission critical business processes where fax is the standard for electronic document exchange.

        As business-to-business transactions continue to migrate to the Internet, and issues of privacy, confidentiality, tracking and archiving become the subject of governmental regulation businesses may increasingly seek ways to address these issues through technological solutions that combine a secure Internet-based electronic document exchange that acts as an alternative solution to paper-based document communications with the ability to quickly or automatically archive documents, and to leverage existing hardware and networks to capture convert and manage information that exists solely in paper or hardcopy form. Such solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure exchange, tracking and archiving of all electronic and hardcopy documents required for business-to-business Internet communication and document delivery. In addition, these solutions must be user-friendly and cost-effective to install, manage and use. Omtool believes that existing e-mail systems do not adequately address the issues that are critical to insuring privacy and confidentiality in the electronic exchange of documents and business-to-business communications, such as content encryption, authentication, and notification of delivery, non-repudiation and digital signatures. Document management system vendors tend to approach the issues from the point of view of archiving only, therefore those solutions may not incorporate all of the necessary features or be simple enough to execute to warrant enterprise-wide adoption. Manufacturers scanner and manufacturers of multifunctional devices for the most part have incorporated scan to delivery functionality on a relatively limited basis, leaving important tasks such as document profiling to the user as a "post scan" task, and most do not address the issue of confidential point-to-point document delivery. Omtool has developed a suite of interwoven server and desktop products that provides enhanced, secure enterprise document exchange, incorporating hardcopy seamlessly and providing integrated archiving that combined will enable companies to meet the needs of businesses for efficient, electronic document exchange and emerging regulatory requirements.

The Omtool Solution

        Business documents are typically exchanged in one of three ways: by e-mail, fax or paper. Omtool's enterprise software brings these channels together so that users can control, manage, archive and confirm the secure delivery of every important document leaving the office—without changing existing work habits. Omtool adds the functionality and security missing from existing messaging, multifunction, enterprise resource planning ("ERP") and document management systems. Omtool's security and hardcopy and fax archive features help companies meet ever-increasing government mandates and best practice policies that require the protection and preservation of confidential business and personal information that is transmitted electronically. Omtool's enterprise software and desktop application cost-effectively adds accountability, improved security and archiving, and easy access to popular document management systems for electronic document transactions.

        Omtool's products, licensed on a combination server/seat basis or on a server only or seat only basis provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats. This enables users to streamline the handling and management of business documents and assists businesses with complying with government regulations. Corporate customers deploy the Company's products as a key component of business process systems. Examples of deployment of the Company's product include: legal document exchange, financial transactions, medical records, insurance claims, purchase order processing and sales quoting.

        The Company has invested heavily in re-architecting its core processing platform to be the common engine that supports all of Omtool's document exchange features and functionality. The common engine is referred to as the Omtool Messaging Server, and the base product that supports this new engine is its AccuRoute software.

AccuRoute

        Omtool's AccuRoute software enables users to capture and convert the data stored in hardcopy format to an image based (un-editable) or editable PDF format which is then routed and archived. The key to the power of this product is that it provides a common user interface for all brands of scan-enabled multifunctional devices and scanners by moving the document capture and delivery options from the device's control panel to the user's desktop. The AccuRoute software's desktop feature allows the user to pre-define the document route, providing full access to corporate global address lists and personal contact lists, as well as the profiling functionality of the resident document/records management system. The routing information is captured and encoded as a character-based string called an embedded directive which is the basis for the AccuRoute product's intelligent routing sheet. Printed, the intelligent routing sheet is combined with the document to be routed and scanned. At the multi-function device ("MFD"), rather than using the front panel to create the same routing list (if the capability even exists in the device) the user through a simple keystroke scans the document and directs the data to the AccuRoute server which reads the embedded directive and routes the document accordingly. Stored as a PDF, the intelligent routing sheet can be archived for re-use, distributed to team members or posted on a web site for general use routing documents to a predefined set of destinations.

        The modular design of the message server platform allows an organization to deploy a basic AccuRoute scan-to-route system for document capture, delivery and archive, adding full enterprise fax functionality, including desktop and scan to fax, as needed simply by purchasing the appropriate components and fax modem hardware. Document routing instructions encoded in an embedded directive can be combined with server routing rules to automatically archive inbound faxes in the resident document management system as well as route to numerous other locations. This type of automated document routing streamlines paper intensive processes by eliminating the in-house scanning step as the document is essentially scanned when it is faxed and provides efficient routing of electronic documents.

        Omtool's fax-based client/server software platform deployed as part of a full AccuRoute system or solely as the Genifax product, can be configured to automatically process data-streams from back-office manufacturing and other applications for automatic electronic exchange, thus providing a potential cost-savings in terms of materials and manpower.

Strategy

        The Company's objective is to maintain its position as a leading provider of client/server facsimile software solutions and to become a leading provider of business-to-business electronic document exchange solutions that include capture, conversion, archiving and exchange of either paper or electronically formatted documents. In addition, Omtool intends to take advantage of its customer base, partnerships and knowledge of communication and enterprise solutions to become a leading provider of business-to-business electronic document exchange solutions by implementing the following business strategy:

        Continue to Enhance Existing Products.    The Company intends to continue to add features to and consolidate its product offerings and to form strategic technology and distribution partnerships to further penetrate its markets.

        Maintain Technology Leadership in the Enterprise Market.    The Company intends to continue to invest in its electronic document delivery strategy through integration with other document and records management system platforms, by continuing to refine the Omtool message server based platform with additional features, and by integrating with other third-party systems. In addition, where appropriate, Omtool will continue to invest in and refine its fax and secure messaging technologies as part of the evolution of the AccuRoute platform to keep pace with its customer requirements. Where opportunities exist, Omtool will investigate repackaging parts of its existing technology to address opportunities that the Company believes exists for low cost, distributed products that provide limited document exchange capabities.

        Leverage Installed Base of Customers.    The Company believes that with the AccuRoute platform, opportunities exist to expand the user-base of its products and expand the use of its software applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging both its solution/reseller channel and expanding its direct sales force. In addition, the Company believes that its ability to maintain a high level of customer satisfaction among its install base is of critical importance in marketing its current and future products to new customers as well as to the Company's installed base. The Company will actively seek opportunities to sell its AccuRoute platform capabilities to existing customers who are currently using the Genifax software; specifically to improve processes, reduce costs and address regulatory issues relating to information archiving and access.

        Focus on Vertical Market Opportunities.    The Company believes that opportunity exists for its electronic document delivery solutions in specific vertical markets. The Company has achieved success in the legal, healthcare and Fortune 1000 markets and intends to continue to focus its marketing and sales efforts on the those markets.

        The Company believes that pending government regulations regarding privacy and the need to better manage paper documents will drive many healthcare organizations to re-examine existing methods of delivering patient-related information and investigate ways to streamline paper-based processes to improve efficiency and eliminate redundancy. Today, healthcare organizations use e-mail and fax to communicate patient information between providers of healthcare services, payor organizations and private corporations. With the formalization of the HIPAA regulations for document portability and privacy, both e-mail and fax must undergo significant change to insure that confidential patient information remains confidential to achieve and maintain HIPPA compliance. Omtool's products provide a fully-capable fax and e-mail solution that is designed to comply with HIPAA regulations. The solutions combine both procedural changes to physical workflow and technological changes. The healthcare market represents a major opportunity for Omtool's products and will be a vertical market focus.

        The Company will also seek new opportunities to leverage its document capture, and archiving capabilities as new government mandates such as Sarbanes-Oxley dictate policy for tracking and archiving any and all communications and documents relating to financial reporting.

        Build Direct Sales Organization and Leverage Distribution Channels.    The Company believes that success in the market requires it to build strong relationships with its customer base. The Company also believes that this type of relationship requires it to expand its sales team that focuses on account management. Additionally, the Company will continue to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base. The Company continues to refine its North American and expand its international distribution network with the goal of developing close business partner relationships that will augment its direct sales efforts and provide market strength in various geographic regions.

        Increase International Sales Presence.    The Company intends to increase its international presence (primarily in Europe) in order to address its target markets outside of North America and to serve customers that operate on a multi-national basis. In 2001, 2002 and 2003, approximately 10%, 14% and 19%, respectively, of the Company's total revenues were derived from sales outside of North America

(primarily in Europe). In 2004, the Company plans to increase its current level of investment in sales and marketing efforts directed towards international markets.

        Leadership in the Microsoft Server and Messaging Environments.    Windows server technology has become the dominant server operating system in the enterprise environment for messaging-based applications. The Company intends to continue its focus on near-term research and development, marketing and sales efforts to take advantage of Windows server functionality and that offered in future Microsoft operating and messaging systems.

        Leadership in the Document Capture and Delivery Software Environment.    The AccuRoute platform provides a common set of document capture and distribution tools across a broad set of multifunction devices from virtually all manufacturers. The Company believes that other companies will adopt policies to more effectively control information exchange and archiving as paper will become an obstacle as it does not fit into the e-mail culture of today's business environment. The AccuRoute platform provides a simple solution to the problem by enabling any MFD to become a means of seamlessly bridging the paper/electronic gap and because it is not hardware dependant, it is the ideal solution for mixed device environments.

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

        The Company has strategic alliances with companies such as Xerox, Inc. and Hewlett Packard, Inc., providers of digital scanning multifunction devices that, when combined with the Company's software products, enable users to easily integrate hardcopy documents into the electronic workflow. The Company believes that these strategic alliances will expose it to additional opportunities in the corporate, legal and healthcare markets. In addition, the Company maintains strategic relationships with Verisign, the leading provider of security infrastructure, as well as Avaya and Siemens, providers of PC-based unified messaging systems that include voice mail systems and computer-telephony integration solutions. Other strategic alliances include iManage, Hummingbird, Worldox, and AccuTrack, providers of information and collaboration management software for enterprises.

Current Products and Services

AccuRoute

        Omtool's AccuRoute software enables users to deliver a hardcopy documents from any brand of digital scanning and multifunction devices to multiple recipients via multiple channels simultaneously in a method that is as simple as using a photocopier. The multiple channels consist of fax, e-mail or archived to a resident document/records management system or network file share, or printed on any network connected printer. The AccuRoute software uses an intelligent routing page, created at the user's desktop that encodes the document routing information (a recipient list with corresponding delivery channels, as well as the printing and document management information). The AccuRoute software's routing sheet can be archived for re-use, included as an attachment to an email document (that can also contain an additional document attachment) and routed to the AccuRoute server for processing and delivery or printed, added to the paper document and scanned at the network-connected device.

Genifax

        Omtool's Genifax software is multi-tiered client/server software for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, the Genifax software is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Genifax software has been designed for high availability and high use incorporating features and capabilities essential for these criteria. These features include:

  •
  Redundancy and failover capability to ensure a failsafe capability where fax-based messaging is mission critical;

  •
  Fax Center as the administrative tool to replace the traditional fax room and manual distribution by providing controlled, delivery, of inbound fax messages. The FaxCenter operator can route by content, recipient, combine multiple faxes, annotate, forward and profile and archive in the resident document management systems ("DMS") all from the desktop. Embedded Directives, combined with routing rules automatically routes inbound faxes to predefined recipients using proprietary coding;

  •
  Approval Workflow that allows administrative review and approval for both inbound and outbound activity; and

  •
  The ability to configure the system to receive fax messages as image-based (non editable) or text base (editable) PDF

  •
  Enhanced webclient enables users to send, receive, manage and view status of their fax inbox. The Genifax web client is an alternative to the email based send form for organizations wishing to keep email and fax traffic separate

  •
  The Genifax software private fax feature that ensures the sender that the recipient fax machine is identified prior to the actual delivery.

        The private fax feature has specific utility to the legal, healthcare and financial services markets as well as other markets where maintaining confidentiality of faxed documents is either a regulated requirement or a best practice. An administrator may also take advantage of password/security features native to the Windows server operating system to provide needed protections.

        Genifax LE software is an enterprise fax server, based on the Genifax architecture with features and integrations developed specifically for the legal market and builds on Omtool's success and reputation in the legal market. In addition to a cost recovery component that enables law firms to track each delivery transaction and export the data to popular time and billing systems, Genifax LE software includes client software that integrates with existing DMS enabling users to queue and send documents as faxes from within the DMS application. Similar integration with popular office applications allows users to queue and send a document as a fax from the application that it was created simply by "printing" the document using the Genifax LE software printer driver. These features set Genifax LE software apart in the fax market by delivering critical electronic document delivery and control features to the legal desktop in the context of existing work-flows and habits.

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

LegalFax

        LegalFax, Omtool's legacy network fax product designed for use by law firms, is a client/server software solution, based on the Fax Sr. product that was developed specifically to enable law firms to automate and integrate fax communications and cost recovery systems. The LegalFax product was licensed typically on a shrink-wrap basis, primarily on the Windows 95/98 and Windows NT operating systems. The LegalFax product supported Microsoft Exchange, Novell GroupWise, and Lotus Notes, and allowed users to fax using native transport protocol. Additionally, the LegalFax product was fully-integrated with document management systems such as iManage and Hummingbird DOCS Open, as well as with time and billing systems such as Equitrac, Elite and CMS Open. During 2003, the Company announced the release of Genifax LE as its state of the art product to serve this market. As such, the Company has also been migrating the LegalFax customer base to Genifax LE and is discontinuing the active sales and marketing of the Legalfax product.

Hardware

        The Company resells from third-party vendors certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the

Company's customers and hardware is not required to be purchased from the Company and can be alternatively obtained from a third party vendor. The fax boards and fax modems that are resold are not functional without the Company's software and the Company is not in the business of selling fax boards and modems.

Customer Service

        To aid in the successful deployment of the Company's products by its customers, the Company's customer service organization provides technical support. For an additional fee at the time of the initial licensing of the Company's products, the Company provides support services to its customers for a typical period of 12 months, including telephone support, software support comprised of maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media. Support services may be renewed at the customer's discretion on an annual basis. The Company currently provides annual support services based on a percentage of its product license fee. Additional services are provided on an as needed basis by the Company including installation, training and consulting services.

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

        Outside of North America, the Company primarily utilizes independent distributors to promote, license and support its products. The Company expects to continue to market its products through independent distributors in strategic international markets. In 2001, 2002 and 2003, sales outside of North America (primarily Europe) represented approximately 10%, 14% and 19%, respectively, of total revenues.

        In support of its sales organization, the Company implements comprehensive marketing programs intended to promote and create awareness of the Company's products and position the Company in the enterprise, client/server facsimile and electronic document delivery and management software markets. These efforts may include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns and participation in industry programs and forums.

Customers

        As of December 31, 2003, the Company had more than 8,200 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

        No single customer accounted for 10% or more of total revenues in 2001, 2002 or 2003.

Research and Development

        The Company continues to invest in research and development. The Company believes its future success depends in large part on its ability to continue to consolidate and enhance the Genifax, Genidocs and AccuRoute products into a single feature flexible platform. Omtool deploys its engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

        The Company expects to retain skilled development engineers. If the Company needs to replace such engineers they are likely to be in short supply, and the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 2001, 2002 and 2003 was approximately $3.2 million, $2.8 million and $2.2 million, respectively. Since its inception, the Company has not capitalized any software development costs. The Company plans to continue to make significant investments in research and development, primarily through the compensation of skilled engineers and independent contractors.

Competition

        In the distributed document capture and delivery market where the AccuRoute software competes, the Company is likely to see competitive products being offered by hardware vendors such as Canon, Ricoh, Lexmark and others. In most cases these products are the result of partnerships with U.S.-based software companies. The Company also expects competition in this market from a number of software vendors whose business focus was initially the high volume production scanning segment such as Kofax, Captiva, or forms management and process routing companies such as Cardiff. e-Copy, a former Omtool business partner, has formed a relationship with Canon and has in the past year embedded their document capture and routing capabilities into the Canon device front panel. Other potential software competitors include ScanSoft, as well as the document management vendors like Hummingbird and iManage who are seeking to develop, either through partnerships or internally, scan-to-archive capabilities using standard e-mail as the transport, and a generic document profile as a means of entering the content into their repository. The Company expects this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

        The market for client/server computer-based facsimile solutions is also competitive, although this market is more established and mature than the markets in which the Genidocs and AccuRoute products compete. The Company believes its ability to compete successfully in the fax market depends upon a number of factors both within and beyond its control, including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given these factors, the Company believes that in order to be successful, it must continue its focus and deliver a core, modular and scalable product on one of the most prolific system platforms, Windows 2000/2003, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the of the other document control and management features that Omtool offers.

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

Proprietary Rights

        The Company regards its software as a trade secret and attempts to protect it with a combination of copyright and trade secret laws, and employee nondisclosure and assignment of invention agreements. The Company has one U.S. patent, three pending U.S. patent applications, one pending PCT application, two pending foreign patent applications, one pending U.S. trademark applications and four pending foreign trademark applications. The Company to date has not registered any copyrights. The Company generally licenses its products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

Employees

        As of December 31, 2003, the Company employed 72 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2. Properties

        The Company's executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which the Company occupies 25,500 square feet and 4,500 square feet of which the Company has subleased to a third party. The lease expires in December 31, 2005. The Company believes that this facility are adequate for its present operations. Additionally, the Company leases a facility for sales, customer service, accounting and support, in London, England, which expire in May 2005.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

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

	Stock Price
	High	Low
Quarter ended:
2002
March 31, 2002	$7.84	$5.25
June 30, 2002	$10.01	$5.25
September 30, 2002	$6.58	$1.40
December 31, 2002	$3.15	$1.26
2003
March 31, 2003	$2.38	$1.54
June 30, 2003	$3.27	$1.01
September 30, 2003	$4.85	$2.39
December 31, 2003	$8.85	$3.35

        On March 18, 2004, the closing price for the common stock was $13.75 per share. As of March 18, 2004, there were approximately 76 stockholders of record. The Company believes that shares of the Company's common stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 912 additional beneficial holders.

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

Item 6. Selected Consolidated Financial Data

        The statements of consolidated operations data set forth below for the fiscal year ended December 31, 2001 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002 and 2003 have been derived from the Company's consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included herein. The statements of consolidated operations data for the fiscal years ended December 31, 1999 and 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001, are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenues:
Software license	$12,394	$6,032	$5,051	$4,373	$4,102
Hardware	7,072	4,216	3,129	2,734	2,767
Service and other	7,620	6,659	7,174	7,370	6,878

Total revenues	27,086	16,907	15,354	14,477	13,747

Cost of revenues:
Software license	1,070	423	431	347	280
Hardware	4,891	3,008	2,082	1,769	1,859
Service and other	3,704	4,175	4,091	3,282	3,152

Total cost of revenues	9,665	7,606	6,604	5,398	5,291

Gross profit	17,421	9,301	8,750	9,079	8,456

Operating expenses:
Sales and marketing	11,879	6,328	6,254	6,150	4,745
Research and development	5,003	3,767	3,219	2,815	2,187
General and administrative	5,562	3,879	3,616	4,559	2,948
Restructuring costs and asset write-off	2,995	708	—	—	806
Settlement costs	—	1,700	—	—	—
Loss (income) on sale of AS/400 product line	2,668	(447)	—	—	—

Total operating expenses	28,107	15,935	13,089	13,524	10,686

Loss from operations	(10,686)	(6,634)	(4,339)	(4,445)	(2,230)
Interest and other income, net	668	1,102	631	181	140

Loss before (benefit) provision for income taxes	(10,018)	(5,532)	(3,708)	(4,264)	(2,090)
(Benefit) provision for income taxes	(857)	—	—	1,255	(144)

Net loss	$(9,161)	$(5,532)	$(3,708)	$(5,519)	$(1,946)

Net loss per share
Basic and diluted	$(5.09)	$(3.05)	$(2.04)	$(3.08)	$(1.11)

Weighted average number of common shares outstanding
Basic and diluted	1,800	1,815	1,818	1,794	1,747

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,163	$17,883	$12,491	$9,790	$8,242
Working capital	17,707	13,639	10,225	4,734	3,237
Total assets	27,473	22,463	17,216	12,692	10,492
Total stockholders' equity	20,185	14,890	11,075	5,334	3,439

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

Overview

        Omtool is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses. The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool's products provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats. Included in the Company's products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems. Omtool's products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. AccuRoute, Omtool's document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived. In addition, Omtool's AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line. Genidocs™, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. AccuRoute further unifies the codes base and architecture of Genidocs and Genifax, coupled with the routing capabilities of the AccuRoute platform to provide a truly unique customer specific product to easily manage documents, both paper and electronic documents with little or no user training required. A significant portion of the Company's revenues is derived from licensing the rights to use its fax software products directly to end-users and indirectly through resellers.

        The Company resells, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers and hardware is not required to be purchased from the Company and can be alternatively obtained from a third-party vendor. The fax boards and fax modems that are resold are not functional without the Company's software and the Company is not in the business of selling fax boards and modems. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Management believes that it has a good business relationship with suppliers of these products and that supply of these products is stable.

        Service and other revenues have consisted primarily of the sale of support contracts. Revenue from support contracts is recognized ratably over the term of the support contract period. The Company generates a smaller portion of its service and other revenues from consulting, training and installation services.

        The Company's financial results for 2003 improved from 2002 as the net loss was reduced from $5.5 million in 2002 to $1.9 million in 2003. The Company also recorded a net profit of $400,000 for the quarter ended December 31, 2003. Quarterly revenue for the last three quarters of 2003 was higher than it was for the same three quarters of 2002. However, annual revenue for 2003 was 5% lower than it was for 2002 due to a weak first quarter in 2003. The Company's revenue however has grown in each subsequent quarter. The Company believes that there has been some improvement in the demand for enterprise software solutions over this period which has led to an increase in information technology spending. The sales growth the Company has been experiencing in the last three quarters of 2003 is a result of a steady improvement of sales transactions over the same time period. The current expected level of sales transactions and resulting revenues for 2004 combined with lower annual expenses (resulting from the third quarter of 2003 restructuring charge) leads management to believe that its results of operations will be better in each quarter in 2004 than in the comparable quarter of 2003. However, this expectation is subject to change if the current economic environment changes and the general softness in information technology spending returns or if the Company's products do not achieve market acceptance. As a result of the losses incurred in the first three quarters of 2003, the Company reduced its work force and office space in September 2003 to lower the overall cost of operations. Although the Company's operating cash flow for the year ended December 31, 2003 resulted in a use of cash of $1.4 million, the Company's cash and cash equivalents at December 31, 2003 were approximately $8.2 million. As such, the Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditures for at least the next year.

        Although the Company believes that recently there has been some improvement in the demand for enterprise software solutions, it cannot predict when that market will change. When the market does change, the Company cannot predict whether, and to what extent, the demand for its products will increase or decrease. Any decrease in demand for the Company's products would most likely result in decreased revenue which would in turn have a significant impact on the Company's financial results, particularly because a significant portion of the Company's operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from the Company's September 2003 restructuring, the Company's costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company's operating results.

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

        The Company has historically derived a majority of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented approximately 19%, 14% and 10% of the Company's total revenues in 2003, 2002 and 2001, respectively. The Company's gross profit on these sales approximates the gross profit on sales within North America. The Company's strategy is to expand its international presence (primarily in Europe) and to increase its investment in sales and marketing efforts directed toward international markets. There can be no assurance that the Company will be able to maintain or increase international sales of its products, and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company will continue to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base. The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represent approximately 26%, 23% and 23% of the Company's total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Revenue Recognition and Accounts Receivable Reserves.    The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, at its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without the Company's software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

        The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period. Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts in which case, the associated revenue is recognized over the multiple-year term of the contract. Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products. Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

        The Company's combined accounts receivable and returns reserve was approximately $367,000 and $615,000 at December 31, 2003, and 2002, respectively. Both components of calculating the estimated reserve, specific identification and historic experience, are material judgments. These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

        During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of 2002, and the outlook indicated that significant uncertainty would continue into 2003. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it was more likely than not that all of its deferred tax assets would not be realized in the foreseeable future. Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002. Significant judgment was involved in management's decision to write off its net deferred tax assets. If management had concluded differently, the Company's net loss for the year ended December 31, 2002 would have been materially different.

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

        Accrued state sales taxes are estimated for each reporting period based on tax rates in effect for the reporting periods in each of the states where the Company has potential nexus and the time period that the Company has nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value. In the event that actual results differ from these estimates, the Company's state sales taxes expense could be materially impacted.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2003	2002	2001
Revenues:
Software license	29.9%	30.2%	32.9%
Hardware	20.1	18.9	20.4
Service and other	50.0	50.9	46.7

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	2.0	2.4	2.8
Hardware	13.6	12.2	13.6
Service and other	22.9	22.7	26.6

Total cost of revenues	38.5	37.3	43.0

Gross profit	61.5	62.7	57.0

Operating expenses:
Sales and marketing	34.5	42.5	40.7
Research and development	15.9	19.4	21.0
General and administrative	21.4	31.5	23.6
Restructuring	5.9	—	—

Total operating expenses	77.7	93.4	85.3

Loss from operations	(16.2)	(30.7)	(28.3)
Interest and other income, net	1.0	1.3	4.1

Loss before (benefit) provision for income taxes	(15.2)	(29.4)	(24.2)
(Benefit) provision for income taxes	(1.0)	8.7	—

Net loss	(14.2)%	(38.1)%	(24.2)%

Gross profit:
Software license	93.2%	92.1%	91.5%
Hardware	32.8	35.3	33.5
Service and other	54.2	55.5	43.0

Fiscal Years Ended December 31, 2003 and 2002

Revenues

        Total Revenues.    The Company's total revenues were $13.7 million and $14.5 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of 5%.

        Software License.    Software license revenues were $4.1 million for the year ended December 31, 2003 and $4.4 million for the year ended December 31, 2002, representing a decrease of 6%. Software license revenues accounted for 30% of total revenues for each respective period. The Company believes that there has been some improvement in the demand for enterprise software solutions over the past year which has led to an increase in information technology spending, however, the improvement was not substantial enough nor early enough in the fiscal year to lead to improved software revenues for the year ended December 31, 2003. Included in software license revenue is a reduction in the sales returns and allowance reserve of $147,000 relating to specific accounts where the Company has determined that the risk of a return is no longer present. The Company expects that software license revenue will constitute a larger percentage of its total revenue in the future if demand for its newer software products, such as Accuroute, gain additional market acceptance.

        Hardware.    Hardware revenues were $2.8 million for the year ended December 31, 2003 and $2.7 million for the year ended December 31, 2002, representing an increase of 1%. Hardware revenues accounted for 20% and 19% of total revenues for each respective period. The increase in hardware revenues was primarily due to the change in the particular mix of hardware products sold. Included in hardware revenue is a reduction in the sales returns and allowance reserve of $51,000 relating to specific accounts where the risk of a return is no longer present. The Company expects hardware revenue to constitute a smaller percentage of its total revenue in the future if the sales of software products such as Accuroute, which does not require accompanying hardware, become a larger component of total revenue.

        Service and Other.    Service and other revenues were $6.9 million and $7.4 million for 2003 and 2002, respectively, representing a decrease of 7%. Service and other revenues accounted for 50% and 51% of total revenues for each respective period. The decrease in service and other revenues was due to the decrease in software maintenance and support revenues for the Company's legacy fax products resulting from a decrease in the renewals of software maintenance and support contracts for those products for 2003 compared to 2002. This factor and the decrease in overall revenues explain the decrease in service and other revenues as a percentage of total revenues. Management intends to increase its efforts to improve the renewal of its software maintenance contracts because they account for a significant portion of total revenue.

Cost of Revenues

        Software License.    Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication. Cost of software license revenues was $280,000 and $347,000 in 2003 and 2002, respectively, representing 7% and 8% of software license revenues for each respective period. Software license gross margin percentages improved to 93% in 2003 from 92% in 2002 due mostly to reductions in the expense associated with reproducing product documentation. The decline in cost is due to lower software sales levels in 2003 than in 2002.

        Hardware.    Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.9 million and $1.8 million in 2003 and 2002, respectively, representing 67% and 65% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 2003 was due primarily to the increase of hardware unit sales accompanying the Company's products. The gross margin percentage for hardware sales decreased to 33% for 2003 from 35% in 2002. The gross margin decrease is due mainly to a change in the mix of hardware products sold as each product sells at a different gross margin. The Company's unit cost of the hardware products remained the same in 2003 and management does not expect that it will change significantly enough in 2004 such that it would have a material impact on hardware margins in the future.

        Service and Other.    Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $3.2 million and $3.3 million in 2003 and 2002, respectively, representing 46% and 45% of service and other revenues for each respective period. The gross margin percentage for service and other revenues decreased to 54% for 2003 from 55% in 2002. The decrease in dollar amount of cost of service and other revenues is due to decreased wage expense and the associated overhead costs resulting from a decrease in the number of employees in the service department beginning in September of 2003. The decline in gross margins is a result of the decreased service and other revenues. The Company does not foresee any significant changes to its service and other margins in 2004.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses were $4.7 million and $6.2 million in 2003 and 2002, respectively, representing 35% and 43% of total revenues for each respective period. The decrease in dollar amount was due to a decrease in overhead costs associated with a decreased number of employees in the sales and marketing departments as a result of a corporate restructuring which took place during the third quarter of 2003, along with decreases in advertising and direct marketing expenses. The decrease in expenses as a percent of total revenues is also due to these decreased costs. The Company expects sales and marketing expenses are likely to decrease in absolute dollars as there will be fewer employees in the department in 2004 as a result of the restructuring that took place in the third quarter of 2003.

        Research and Development.    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $2.2 million and $2.8 million in 2003 and 2002, respectively, representing 16% and 19% of total revenues for each respective period. In conjunction with a corporate restructuring, several positions were eliminated during the third quarter of 2003. The decrease in dollar amount and as a percentage of total revenue is primarily attributable to the decrease in overhead costs of supporting a decreased number of employees in the research and development department. Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to the development of new products and new versions of its existing products. The Company expects research and development expenses to remain consistent in absolute dollars.

        General and Administrative.    General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses and sales tax. General and administrative expenses were $2.9 million and $4.6 million in 2003 and 2002, respectively, or 21% and 32% of total revenues for each respective period. The decrease in dollar amount and as a percentage of total revenues is due to reductions in depreciation, consulting and professional fee expenses combined with a decrease in accruals for state sales tax. Management will continue to monitor and reduce professional fees and other general and administrative expenses when possible. The Company expects general and administrative expenses to remain consistent in absolute dollars.

        Restructuring costs    In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge includes severance-related costs associated with the workforce reduction, primarily in the Company's domestic operations, and costs associated with closing of its Oregon office. The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support services and five employees in the research and development department.

        The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(17,420)	(345,331)	(362,751)

Ending balance, December 31, 2003	$—	$443,830	$443,830

        The total cash impact of the restructuring is $806,581, which the Company anticipates will be paid by the end of the third quarter of 2004.

        Interest and Other Income.    Interest and other income consists principally of interest income earned on cash and cash equivalents. Also included in 2003 is amounts recognized from the sale of common stock of Verso Technologies, Inc., ("Verso") as described below. Interest and other income was $140,000 for the fiscal year ended December 31, 2003 and $181,000 for the fiscal year ended December 31, 2002. The decrease of 23% is due to changes in principal balances and lower interest rates.

        Included in the 2003 Interest and Other Income is $51,000 from the sale of common stock of Verso as described below. The remaining decline in interest and other income, net (excluding the proceeds from the sale of Verso stock) is due to changes in principal balances of the Company's cash and cash equivalents.

        In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock ("Preferred Stock") of .comfax, Inc. (which later changed its name to MessageClick, Inc. ("MessageClick")) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

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

        On July 18, 2003, the Company received an additional 11,029 shares of Verso Common Stock as certain conditions described in the purchase agreement were met. The Company sold those shares on September 8, 2003 for $4.63 per share for total gross proceeds of $51,000 and recorded the realized value in Interest and Other Income at that time. The Company does not expect to receive any additional shares of Verso common stock. The Company's warrant to purchase 8,580 shares of Verso common stock expires in November 2005. The fair value of the warrant is not material to the Company's financial statements.

        Provision for Income Taxes.    During 2003, the Company recorded a $155,398 tax benefit which resulted from a tax refund that its United Kingdom subsidiary received during the first quarter of 2003. This subsidiary had incurred a loss for the fiscal year ended December 31, 1999 which resulted in an income tax benefit. The tax benefit was carried back to prior years' taxes paid and resulted in a tax refund. Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003. The Company provided a tax provision of $11,076 for its United Kingdom subsidiary based on the level of profitability that the subsidiary generated in 2003.

        The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset during the year ended December 31, 2002. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the current fiscal year, and the current outlook indicated that significant uncertainty will continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it is more likely than not that all of its deferred tax assets will not be realized in the foreseeable future. Accordingly, the remaining deferred tax asset of $1.2 million was written off in the second quarter of 2002.

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

        Interest and Other Income.    Interest and other income consists principally of interest income earned on excess cash. Interest and other income was $181,000 for the fiscal year ended December 31, 2002 and $631,000 for the fiscal year ended December 31, 2001. The decrease of 71% is due to changes in principal balances and lower interest rates.

        Provision for Income Taxes.    The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset during the year ended December 31, 2002. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of the 2002, and the outlook indicated that significant uncertainty would continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it was more likely than not that all of its deferred tax assets would not be realized in the foreseeable future. Accordingly, the remaining deferred tax asset of $1.2 million was written off in the second quarter of 2002.

Liquidity and Capital Resources

        Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of common stock completed in August 1997. At December 31, 2003, the Company had cash and cash equivalents of $8.2 million and working capital of $3.2 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

        The Company's operating activities used cash of $1.4 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. Management restructured the organization in September 2003 to reduce operating expense and help preserve cash. Management believes that these reductions, which are anticipated to total approximately $1.6 million annually, along with the revenue assumptions used for the Company's 2004 budget will lead to sufficient cash for at least the next twelve months. Net cash used during the year ended December 31, 2003 consisted primarily of a net loss from operations and decreases to the accounts receivable reserve, accrued state sales tax, accounts payable and accrued liabilities. The decrease in the accounts receivable reserve is due to the release of reserves relating to specific accounts where the risk of a return is no longer considered to be present. The decrease in accounts payable is due to the timing of vendor payments. The decrease to accrued state sales tax is due to payments made to settle taxes due to certain states during the year. The Company expects to continue to settle state sales taxes with other states in 2004 but cannot predict with any certainty the overall negative effect this might have on cash. The decrease to the accrued liabilities is due to the timing of the Company's year end payroll and to a reduction in accrued professional fees. The uses of cash were offset by the non-cash effects of depreciation and amortization, along with decreases to accounts receivable, prepaid expenses and inventory and an increase in accrued restructuring. The decrease in accounts receivable is due to management's increased focus on improving working capital by decreasing days sales outstanding. Net cash used during the year ended December 31, 2002 consisted primarily of a net loss from operations and a decrease to accrued liabilities due to timing of the Company's year end payroll and fewer accruals for bonuses in 2002 than in 2001. This was offset by a write-off of the deferred tax asset as discussed in footnote 5 of Notes to Consolidated Financial Statements, depreciation and amortization, an increase in accrued state sale tax and accounts payable and decreases in accounts receivable and prepaid and other current assets.

        Investing activities provided cash of $1.4 million and used cash of $583,000 for the years ended December 31, 2003 and 2002, respectively. Cash proceeds in 2003 were from the sale of short-term investments offset by the purchases of short-term investments and purchases of property, plant and equipment. The Company's investments are professionally-managed and the Company has instructed its broker to earn the highest interest rate possible for low-risk securities. The Company's broker primarily purchases cash equivalent securities but may, on occasion, purchase short-term investments. Property and equipment purchases were predominately of computer-related software and hardware products. The principal uses in 2002 were purchases of short-term investments and property and equipment, offset by proceeds from the sale of short-term investments.

        Financing activities provided cash of $11,000 and used cash of $236,000 during the years ended December 31, 2003 and 2002. Cash provided by financing activities in 2003 consists of proceeds from the issuance of treasury stock for stock option exercises. Cash used by financing activities in 2002 is due primarily to net proceeds from the issuance of treasury stock for stock option exercises offset by the purchases of treasury stock.

        Based on its fourth quarter performance and current expectations, the Company believes that the cash, cash equivalents and cash generated from operations will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations through at least the next twelve months. The Company expects that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment. Management currently has no plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

        The following table represents the approximate amounts of payments due under specified contractual obligations as of December 31, 2003:

	Less than one year	One to three years	Three to five years	More than Five years
Operating lease obligations	$365,000	$270,000	—	—

Total obligations	$365,000	$270,000	—	—

        Operating lease requirements consist mainly of lease payments for the Company's offices in Salem, New Hampshire and London, England (See Item 2, Properties, of this form 10-K for more information regarding the Company's leases). As of December 31, 2003, the Company did not have any long-term debt obligations, capital lease obligations, or other long-term liabilities for which payments are required.

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

        Future Operating Results Uncertain.    The Company incorporated and shipped its initial facsimile software products in 1991. In the years ending December 31, 2001, 2002 and 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future; as the Company's operating history makes the prediction of future operating results difficult or impossible. Increases in operating expenses may occur and, together with pricing pressures and a decline in the growth rate of the overall U.S. economy, may result in a continued decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the Accuroute, Genifax and Genidoc software products to new customers as well as increased product penetration into existing customers. The Company recently commenced its strategic expansion into document routing and distribution software, and has limited financial and operating data and a limited operating history relevant to this solution. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

        Product Concentration.    To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, the Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000 and it introduced its proprietary document and routing software, Accuroute, in the second quarter of 2002. To date, the Company has not recognized a significant amount of revenues from its Genidocs and Accuroute products. The Company expects that its Genidocs and Accuroute products may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs and Accuroute products will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

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

        Dependence on Genifax Product Line and the Windows 2000/XP environment.    The Company currently derives a significant portion of its revenues from licenses of the Genifax product and related services and resale of related hardware. Continued market acceptance of the Genifax product is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on new and enhanced versions of the Genifax product. There can be no assurance that the Company will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Intense Competition.    The document routing and distribution software, secure business-to-business electronic document exchange solution and enterprise, client/server facsimile solution markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance; reliability and features; product adoption; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders and industry and general economic trends.

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

        Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.    The Company markets its products and services directly through telesales and indirectly through marketing channels such as value added resellers ("VARs"), systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company continues to utilize resources to develop and expand indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company's products. In addition, there can be no assurance that the Company's resellers and strategic business partners will not develop, acquire or market computer-based facsimile products that are competitive with the Company's products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Ability to obtain Additional Financing.    We expect our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

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

        Risks Associated with International Expansion.    An element of the Company's strategy is to increase its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully maintain international sales, the Company needs to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain international sales of its products or that the Company's international distribution channels will be able to adequately market, service and support the Company's products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws. The Company has a sales office outside of the United States, such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of December 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2003. Currently, the Company does not engage in foreign currency hedging activities.

Item 8. Financial Statements

        The Company's Consolidated Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-26, respectively, of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company changed its independent public accountants in June 2002 as reported in its Current Report on 8-K dated June 28, 2002.

Item 9a. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

          As of December 31, 2003 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls

          There were no changes in the Company's internal controls over financial reporting during the Company's fiscal quarter ended December 31, 2003 or in other factors that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

Executive Officers

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

Item 11. Executive Compensation and Other Information

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

        (3)   Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)

*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)
10.5	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6	Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.9	Consulting Arrangement with Arnold E. Ditri (filed as Exhibit 10.9 to Company's Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference)
*10.10	Severance Letter with Timothy P. Losik (filed as Exhibit 10.10 to the Company's Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference)
10.11	Offer Letter with Michael K. Sheehy (filed as Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)
*10.12	Severance Eligibility Letter with Michael K. Sheehy (filed as Exhibit 10.12 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)
*10.13	Severance Agreement with Robert L. Voelk, dated August 29, 2003 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.14	Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003 (filed as Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.15	Severance Agreement and General Release with Michael K. Sheehy, dated September 2, 2003 (filed as Exhibit 10.15 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.16	Severance Agreement and General Release with Timothy P. Losik, dated September 2, 2003 (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23	Consent of PricewaterhouseCoopers LLP
23.1	Consent of Arthur Andersen LLP
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Indicates a management contract or any compensatory plan, contract or arrangement required to be as an Exhibit pursuant to Item 14(c).

(b)
Reports on Form 8-K.

        The Company furnished a Report on Form 8-K, dated October 22, 2003, pursuant to Item 12 thereof furnishing the results of its operations for the quarter ended September 30, 2003.

  (c)
  Exhibits.

        The exhibits required by this Item are listed under Item 15(a)(3).

  (d)
  Financial Statement Schedules.

        The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 22nd day of March 2004.

OMTOOL, LTD.
By:	/s/ DANIEL A. COCCOLUTO Daniel A. Coccoluto Acting Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

        We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert L. Voelk and Daniel A. Coccoluto, and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. VOELK Robert L. Voelk	Chairman, Chief Executive Officer and President	March 22, 2004
/s/ DANIEL A. COCCOLUTO Daniel A. Coccoluto	Acting Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 22, 2004
/s/ RICHARD D. CRAMER Richard D. Cramer	Director	March 22, 2004

/s/ ARNOLD E. DITRI Arnold E. Ditri	Director	March 22, 2004
/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 22, 2004
/s/ MARTIN A. SCHULTZ Martin A. Schultz	Director	March 22, 2004
/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	Director	March 22, 2004

OMTOOL, LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Omtool, Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Omtool, Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Omtool, Ltd. for the year ended December 31, 2001, prior to the revisions discussed in Note 6(d), were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated January 16, 2002.

        As discussed above, the consolidated financial statements of Omtool, Ltd. for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 6(d), these consolidated financial statements have been revised to give effect to the one-for-seven reverse stock split. We audited the adjustments described in Note 6(d) that were applied to revise the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 15, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Omtool, Ltd.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.01 for further discussion. The consolidated balance sheet as of December 31, 2001, and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 referred to in this report have not been included in the accompanying financial statements. As discussed in Note 6(d), the Company has revised the 2001 consolidated financial statements to reflect the one-for-seven reserve stock split that was effective on January 15, 2003. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 16, 2002

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,242,067	$8,192,523
Short-term investments	—	1,597,155
Accounts receivable, less reserves of $367,000 and $615,000 in 2003 and 2002, respectively	1,535,540	1,664,849
Inventories, net	37,632	187,918
Prepaid expenses and other current assets	268,112	420,083

Total current assets	10,083,351	12,062,528
Property and equipment, net	394,623	615,703
Other assets	13,962	13,962

	$10,491,936	$12,692,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$883,583	$1,019,584
Accrued liabilities	1,202,359	1,665,046
Accrued restructuring	443,830	—
Accrued state sales tax	1,010,496	1,275,735
Deferred revenue, current	3,306,474	3,368,542

Total current liabilities	6,846,742	7,328,907

Long term liabilities
Deferred revenue, long-term	205,967	29,026

Total liabilities	7,052,709	7,357,933

Commitments, contingencies and guarantees (Notes 9 and 11)
Stockholders' equity:
Preferred stock, $.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized—35,000,000 shares; Issued—1,858,439 shares in 2003 and 2002, Outstanding—1,750,250 and 1,744,500 shares in 2003 and 2002, respectively	18,585	18,585
Additional paid-in capital	31,954,622	31,990,720
Accumulated deficit	(27,617,599)	(25,671,834)
Treasury stock, at cost, 108,189 and 113,939 shares in 2003 and 2002, respectively	(877,934)	(924,570)
Accumulated other comprehensive loss	(38,447)	(78,641)

Total stockholders' equity	3,439,227	5,334,260

	$10,491,936	$12,692,193

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
Revenues:
Software license	$4,101,588	$4,372,982	$5,050,515
Hardware	2,767,570	2,733,608	3,129,151
Service and other	6,878,088	7,370,099	7,174,101

Total revenues	13,747,246	14,476,689	15,353,767

Cost of revenues:
Software license	279,573	346,592	431,202
Hardware	1,859,363	1,768,869	2,081,535
Service and other	3,151,851	3,282,463	4,090,719

Total cost of revenues	5,290,787	5,397,924	6,603,456

Gross profit	8,456,459	9,078,765	8,750,311

Operating expenses:
Sales and marketing	4,745,375	6,149,532	6,254,568
Research and development	2,186,615	2,815,324	3,219,227
General and administrative	2,947,869	4,559,322	3,616,008
Restructuring	806,581	—	—

Total operating expenses	10,686,440	13,524,178	13,089,803

Loss from operations	(2,229,981)	(4,445,413)	(4,339,492)
Interest and other income, net	139,894	181,114	631,211

Loss before (benefit) provision for income taxes	(2,090,087)	(4,264,299)	(3,708,281)
(Benefit) provision for income taxes	(144,322)	1,255,456	—

Net loss	$(1,945,765)	$(5,519,755)	$(3,708,281)

Net loss per share
Basic and diluted	$(1.11)	$(3.08)	$(2.04)

Weighted average number of common shares outstanding
Basic and diluted	1,747,237	1,794,249	1,818,840

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2000	1,858,439	18,585	(38,876)	(778,636)	32,185,701	(16,443,798)	(91,446)	14,890,406
Comprehensive loss:
Net loss	—	—	—	—	—	(3,708,281)	—	(3,708,281)
Change in cumulative translation adjustment	—	—	—	—	—	—	(2,537)	(2,537)

Total comprehensive loss	—	—	—	—	—	—	—	(3,710,818)

Purchase of treasury stock	—	—	(15,720)	(128,092)	(22,245)	—	—	(150,337)
Issuance of shares through Employee Stock Purchase Plan	—	—	1,697	33,142	(24,964)	—	—	8,178
Compensation expense related to issuance of common stock to directors	—	—	7,142	139,500	(102,000)	—	—	37,500

Balance, December 31, 2001	1,858,439	18,585	(45,757)	(734,086)	32,036,492	(20,152,079)	(93,983)	11,074,929
Comprehensive loss:
Net loss	—	—	—	—	—	(5,519,755)	—	(5,519,755)
Change in cumulative translation adjustment	—	—	—	—	—	—	15,342	15,342

Total comprehensive loss	—	—	—	—	—	—	—	(5,504,413)

Purchase of treasury stock	—	—	(72,242)	(255,339)	—	—	—	(255,339)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	4,060	64,855	(45,772)	—	—	19,083

Balance, December 31, 2002	1,858,439	18,585	(113,939)	(924,570)	31,990,720	(25,671,834)	(78,641)	5,334,260

Comprehensive loss:
Net loss	—	—	—	—	—	(1,945,765)	—	(1,945,765)
Change in cumulative translation adjustment	—	—	—	—	—	—	40,194	40,194

Total comprehensive loss	—	—	—	—	—	—	—	(1,905,571)

Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	5,750	46,636	(36,098)	—	—	10,538

Balance, December 31, 2003	1,858,439	$18,585	(108,189)	$(877,934)	$31,954,622	$(27,617,599)	$(38,447)	$3,439,227

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(1,945,765)	$(5,519,755)	$(3,708,281)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	413,525	509,932	692,286
Accounts receivable reserves	(260,609)	(13,691)	(348,290)
Compensation expense related to issuance of common stock to directors	—	—	37,500
Deferred income taxes	—	1,225,350	—
Changes in assets and liabilities—
Accounts receivable	420,432	242,350	31,642
Prepaid expenses and other current assets	157,691	198,785	(301,057)
Inventory	151,904	(18,419)	(10,094)
Accounts payable	(146,238)	283,642	104,970
Accrued liabilities	(487,997)	(385,680)	(2,078,155)
Accrued restructuring	443,830	—	—
Accrued state sales tax	(265,239)	1,275,735	170,709
Deferred revenue	71,697	(37,562)	462,744

Net cash used in operating activities	(1,446,769)	(2,239,313)	(4,946,026)

Cash Flows from Investing Activities:
Purchases of property and equipment	(189,120)	(283,040)	(294,567)
Purchases of short-term investments	(1,999,449)	(1,597,155)	(1,296,750)
Proceeds from sale of short-term investments	3,596,604	1,296,750	3,281,999
Decrease in other assets	—	—	463

Net cash provided by (used in) investing activities	1,408,035	(583,445)	1,691,145

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	10,538	19,083	8,178
Purchase of treasury stock	—	(255,339)	(150,337)

Net cash provided by (used in) financing activities	10,538	(236,256)	(142,159)

Exchange rate effect on cash	77,740	57,419	(8,192)

Net increase (decrease) in cash and cash equivalents	49,544	(3,001,595)	(3,405,232)
Cash and cash equivalents, beginning of year	8,192,523	11,194,118	14,599,350

Cash and cash equivalents, end of year	$8,242,067	$8,192,523	$11,194,118

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Omtool, Ltd ("Omtool" or the "Company" is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses. Omtool's products, licensed on a combination server/seat basis or on a server only or seat only basis, provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats. This enables users to streamline the handling and management of business documents and assists businesses in complying with government regulations such as the Sarbanes-Oxley of 2002 ("Sarbanes-Oxley") and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The features are also useful to any business that wants to track and archive documents and the document's transactions and secure and protect private information. Included in the Company's products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems. Omtool's products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements. AccuRoute®, Omtool's document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived in addition to providing capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set, and shares a common Windows server-based architecture with the Genidocs product line. Genidocs™, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. AccuRoute further unifies the codes base and architecture of Genidocs and Genifax, coupled with the routing capabilities of AccuRoute to provide a truly unique customer specific product to easily manage documents, both paper and electronic with little or no user training required.

        The Company is subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, continued market acceptance of the Company's products, competition from substitute products and larger companies and the continued ability to manage and finance the Company's anticipated future growth.

        The Company's financial results for 2003 improved from 2002 as the net loss was reduced from $5.5 million in 2002 to $1.9 million in 2003. The Company also recorded a net profit of $400,000 for the quarter ended December 31, 2003. Quarterly revenue for the last three quarters of 2003 was higher than it was for the same three quarters of 2002. However, annual revenue for 2003 was 5% lower than it was for 2002 due to a weak first quarter in 2003. The Company's revenue has grown in each subsequent quarter since then. The Company believes that there has been some improvement in the demand for enterprise software solutions over this period which has led to an increase in information technology spending. The sales growth the Company has been experiencing in the last three quarters of 2003 is a result of a steady improvement of sales bookings over the same time period. The current expected level of sales bookings and resulting revenues for 2004 combined with the lower annual expenses resulting from the third quarter of 2003 restructuring charge lead management to believe that its results of operations will be better in each quarter in 2004 than it was in the same quarter of 2003. However, this expectation is subject to change if the current economic environment changes and the general softness in information technology spending returns or if the Company's products do not achieve market acceptance. As a result of the losses incurred in the first three quarters of 2003, the Company reduced its work force and office space in September 2003 to lower the overall cost of operations. Although the Company's operating cash flow for the year ended December 31, 2003 resulted in a use of cash of $1.4 million, the Company's cash, cash equivalents and short-term investments at December 31, 2003 were approximately $8.2 million. As such, the Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditures for at least the next year.

(2) Summary of Significant Accounting Policies and Estimates

        The accompanying consolidated financial statements reflect the application of certain accounting policies and estimates as described in this note and elsewhere in the notes to the consolidated financial statements.

(a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

(b) Revenue Recognition

        The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order for stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. The hardware that is resold is not functional without the Company's software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

        The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period. Other services revenue is recognized as the services are performed. If the fee is considered to be not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products. Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products.

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

        The Company's short term deferred revenue and long term deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy. Deferred revenue consisted of the following as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Deferred revenue	$568,295	$431,983
Deferred maintenance and support, current	2,738,179	2,936,559
Deferred maintenance and support, long-term	205,967	29,026

	$3,512,441	$3,397,568

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

(d) Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6,692,912 and $6,837,255 at December 31, 2003 and 2002, respectively, and consisted primarily of investments in money market funds and commercial paper.

(e) Short-Term Investments

        As of December 31, 2003, the Company had no short term investments. As of December 31, 2002, the Company had $1,597,155 invested in securities consisting of commercial paper. In accordance with SFAS No. 115, the Company has classified its short-term investments as available-for-sale. These securities have been recorded at market value, which approximates amortized cost at December 31, 2002.

(f) Advertising Expense

        The Company recognizes advertising expense as incurred. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $78,803, $312,313 and $545,353, respectively, as advertising expense.

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

(h) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification
	Estimated Useful Life	2003	2002
Computer equipment	1 — 5 years	$3,048,833	$2,859,054
Computer software	2 — 3 years	1,307,073	1,255,804
Furniture and fixtures	5 — 7 years	935,121	912,842
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	229,061	215,171

		5,520,088	5,242,871
Less—Accumulated depreciation and amortization		5,125,465	4,627,168

		$394,623	$615,703

        Depreciation expense was $413,525, $509,932 and $714,100 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(i) Stock Based Compensation

        The Company accounts for stock-based compensation for employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(1,945,765)	$(5,519,755)	$(3,708,281)
Add: Stock-based employee compensation included in reported net loss	—	—	$37,500
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(662,166)	(945,430)	(1,410,003)

Pro forma net loss	$(2,607,931)	$(6,465,185)	$(5,080,784)

Net loss per share:
Basic and diluted, as reported	$(1.11)	$(3.08)	$(2.04)
Basic and diluted, pro forma	$(1.49)	$(3.60)	$(2.79)

(j) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the recorded estimates.

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

        The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 2003:

Year Ended	Balance at Beginning of Year	Increases		Reductions		Balance at End of Year
December 31, 2001	$980,000	65,000	(1)	(415,000	) (2)	$630,000
December 31, 2002	$630,000	80,000	(1)	(95,000)	(2)	$615,000
December 31, 2003	$615,000	345,000	(1)	(593,000)	(2)	$367,000

(1)
Amounts represent the establishment of reserves for potential sales returns or uncollectible accounts receivable. Increases to the reserve were made by decreasing revenue for sales returns and by increasing bad debt expense for those accounts receivable that were deemed to be uncollectible.

(2)
Amounts represent the reversal of reserves that were no longer required. These reversals were made to revenue for sales returns and to bad debt expense on collection of accounts receivable previously deemed to be uncollectible or to accounts receivable for accounts that were written off during the period.

        In accordance with APB Opinion No. 20, Accounting Changes, the following table displays the effects of the net reduction in the accounts receivable reserve which impacted net loss and net loss per share (excludes write-offs):

Year Ended	Net Loss	Net Loss per Share
December 31, 2001	$350,000	$0.19
December 31, 2002	$15,000	$0.01
December 31, 2003	$218,000	$0.12

        As of December 31, 2003, one customer accounted for 10% of the Company's accounts receivable balance. As of December 31, 2002, one customer accounted for 10% and one customer accounted for 23% of the Company's accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2003 and 2002. For the years ended December 31, 2003, 2002 and 2001, no single customer accounted for greater than 10% of the Company's total revenues.

(l) Foreign Currency Translation

        The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity (accumulated other comprehensive income) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2003, 2002 and 2001.

(m) Net Loss Per Share

        The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. Diluted weighted average shares outstanding for 2003, 2002 and 2001 exclude the potential common shares from stock options because to include them would have been antidilutive for the year presented. For the years ended December 31, 2003, 2002 and 2001, there were 247,793, 378,698 and 332,728 outstanding stock options, respectively, which have an antidilutive effect.

(3) Related Party Transactions

        On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. ("eSped") to sublease from the Company 4,500 square feet of the premises the Company is occupying at its Salem, New Hampshire, headquarters. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of Omtool is also the Chief Executive Officer and Chairman of the Board of eSped and Mr. Schultz, a Director of Omtool is a Director of eSped. The sub-lease is a tenancy at will and commenced on February 1, 2001. Either party may terminate the sublease with 120 days written notice to the other party. The amount of rent payments and building maintenance charges received in 2003, 2002 and 2001 was $62,037, $55,323 and $50,710, respectively, and has been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the sublease have been negotiated at arms-length.

        The Company entered into a consulting arrangement with a Director of the Company in July 2001. Under this arrangement, the Director provided consulting services to the Company. The Company paid $106,184 and $162,114 to the Director for the years ended December 31, 2002 and 2001, respectively. As of August 1, 2002, the Company terminated this consulting arrangement, and therefore there were no payments made to the Director in 2003.

(4) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2003	2002
Accrued health insurance expense	$205,547	$308,854
Accrued salary and salary-related	466,903	597,035
Accrued professional fees	145,962	275,477
Other accrued expenses	383,947	483,680

	$1,202,359	$1,665,046

(5) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2003, the Company had available federal net operating loss carryforwards of approximately $21.1 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $894,000. If not utilized, these carryforwards expire through 2023. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

        The components of the deferred tax asset are as follows:

	December 31,
	2003	2002
Net operating loss carryforward	$7,166,000	$6,555,000
Research and development tax credit carryforwards	894,000	932,000
Accrued liabilities and reserves	1,072,000	853,000
Valuation allowance	(9,132,000)	(8,340,000)

Net deferred tax asset	—	—

        Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. During the quarter ended June 30, 2002, the Company recorded an additional valuation allowance of approximately $1.2 million against all of its net deferred tax assets. SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in 2002, and the outlook indicated that significant uncertainty would continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it was more likely than not that all of its deferred tax assets would not be realized in the foreseeable future. Accordingly, the remaining net deferred tax asset was written off in the second quarter of 2002.

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

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax (benefit) provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
(Decrease) increase in tax resulting from—
State tax provision, net of federal benefit	2.8	0.2	3.0
Research and development tax credits	(3.6)	(2.2)	(3.1)
Increase in valuation allowance	37.9	62.7	33.8
Difference in foreign tax rates	(6.9)	0.7	0.0
Other	(3.1)	2.0	0.3

(Benefit) provision for income taxes	(6.9)%	29.4%	—%

        The (benefit) provision for income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	—	—	—
State	—	—	—
Foreign	$(144,322)	—	—

Deferred
Federal	—	$1,225,350	—
State	—	—	—
Foreign	—	30,106	—

	—	—	—

(Benefit) provision for income taxes	$(144,322)	$1,255,456	$—

        The components of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Domestic	$(2,601,795)	$(4,470,194)	$(3,495,818)
Foreign	511,708	205,895	(212,463)

	$(2,090,087)	$(4,264,299)	$(3,708,281)

(6) Stockholders' Equity

(a) Treasury Stock

        In October 1998 and in October 2002, the Company's Board of Directors authorized the repurchase of up to 142,857 shares and $250,000 worth of shares, respectively, of the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. As of December 31, 2003, the Company had repurchased a total of 140,223 shares under the 1998 program and $250,000 worth, or 71,428 shares, under the 2002 program for a combined total of 211,651 shares under both programs.

(b) Reserved Common Stock

        As of December 31, 2003, 614,634 shares of common stock were reserved for issuance pursuant to stock option plans and the employee stock purchase plan.

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

Under the terms of the 1997 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the 1997 Plan is 614,285. In accordance with the 1997 Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.

        The Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 2003, 2002 and 2001 had a weighted average fair value of $2.20, $4.22 and $5.39, respectively. The assumptions used are as follows:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.68%	3.67%	4.58%
Volatility	95.0%	95.0%	85.0%
Expected dividend yield	—	—	—
Expected lives	4 Years	4 Years	4 Years

        On July 11, 2001, in accordance with the Company's 1997 Stock Plan, as amended, the Board of Directors approved grants of 3,571 shares each of fully vested common stock to two members of the Company's Board of Directors in exchange for services rendered to the Company in connection with their service on the Board of Directors. Based on the market price of the Company's common stock at the grant date, the Company recorded compensation expense of $37,500 during the year ended December 31, 2001.

        The following is a summary of all stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2000	198,921	$1.75-$38.50	$19.75
Granted	169,289	5.04-14.44	8.38
Canceled and expired	(35,482)	1.75-34.13	15.49

Outstanding, December 31, 2001	332,728	1.75-38.50	14.42
Granted	101,288	1.47-8.19	6.17
Exercised	(302)	1.75-6.39	5.86
Canceled and expired	(55,016)	5.04-34.13	14.08

Outstanding, December 31, 2002	378,698	1.47-38.50	12.27
Granted	25,000	1.48-3.70	3.26
Exercised	(286)	1.75	1.75
Canceled and expired	(155,619)	1.47-34.13	7.70

Outstanding, December 31, 2003	247,793	$1.47-$38.50	$12.33

Exercisable, December 31, 2003	159,829	$1.48-$38.50	$15.14

Exercisable, December 31, 2002	155,105	$1.47-$38.50	$16.50

Exercisable, December 31, 2001	87,757	$1.75-$38.50	$19.92

        At December 31, 2003, options to purchase 361,872 shares of common stock were available for future grants under the 1997 Plan.

        The range of exercise prices for options outstanding and options exercisable at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price Per Share
		(Years)
$1.48-1.75	6,655	7.5	$1.55	1,655	$1.75
3.70-5.25	121,145	7.8	4.98	57,776	5.23
6.37-8.40	6,948	7.2	7.01	3,960	6.67
12.95-17.50	52,923	6.1	16.10	44,354	15.99
20.13-25.38	33,144	5.9	20.28	25,106	20.33
30.63-38.50	26,978	4.8	32.22	26,978	32.22

	247,793	6.8	$12.33	159,829	$15.14

(b) 1997 Employee Stock Purchase Plan

        The 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") provides for the issuance of a maximum of 28,571 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. As of December 31, 2003, 18,491 shares had been issued under the 1997 Purchase Plan.

(8) 401(k) and Profit-Sharing Plan

        The Company's 401(k) and Profit-Sharing Plan (the "Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed approximately $114,000, $159,000 and $130,000 to the Profit-Sharing Plan for the years ended December 31, 2003, 2002 and 2001, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2003, 2002 and 2001, the Company made no additional discretionary contributions.

(9) Lease Commitments

        The Company leases certain equipment and its office facilities under operating leases that expire at various times through December 2005.

        Future minimum lease payments under these leases at December 31, 2003 are approximately as follows:

Year ending December 31,
2004	$365,000
2005	270,000

$635,000

        Rent expense, net of subrentals, included in the accompanying consolidated statements of operations was $444,000, $447,000 and $463,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(10) Restructuring Costs

        In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge includes severance-related costs associated with the workforce reduction in the Company's domestic operations and costs associated with the closing of its Oregon office. The reduction in workforce consisted of three employees in the Company's sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company's research and development department. The balance of this charge consists of costs incurred as a result of the closure of the Company's Oregon facility.

        The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(17,420)	(345,331)	(362,751)

Ending balance, December 31, 2003	$—	$443,830	$443,830

        The total cash impact of the restructuring is $806,581, which the Company anticipates will be paid entirely by the end of the third quarter of 2004.

(11) Guarantees

        In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, and of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company's agreements that it has determined are within the scope of FIN 45.

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

(12) Segment and Geographic Information

        To date, the Company has viewed its operations and manages its business as principally one segment, product sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        Total revenues from international sources were approximately $3.1 million, $2.8 million and $2.3 million in 2003, 2002 and 2001, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Total revenues (1)
United States	$10,647,321	$11,668,319	$13,021,036
United Kingdom	1,281,283	1,309,888	978,872
Rest of World	1,818,642	1,498,482	1,353,859

	$13,747,246	$14,476,689	$15,353,767

Long-lived assets (2)
North America	$392,801	$600,116
Europe	15,784	29,549

	$408,585	$629,665

(1)
Revenues are attributed to geographic regions based on location of customer.

(2)
Long-lived assets include property and equipment and other assets.

(13) Asset Write-off

        In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock ("Preferred Stock") of .comfax, Inc. (which later changed its name to MessageClick, Inc. ("MessageClick")) a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

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

        On July 18, 2003, the Company received an additional 11,029 shares of Verso Common Stock as certain conditions described in the purchase agreement were met. The Company sold those shares on September 8, 2003 for $4.63 per share for total gross proceeds of $51,000. This amount is included in interest and other income. The Company does not expect to receive any additional shares of Verso common stock. The Company's warrant to purchase 8,580 shares of Verso common stock expires in November 2005. The fair value of the warrant is not material to the Company's consolidated financial statements.

(14) Quarterly Results of Operations (unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2003 and 2002.

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,982,155	$3,331,785	$3,550,132	$3,883,174
Gross profit	1,788,176	1,978,029	2,214,702	2,475,552
Net (loss) income	(665,411)	(758,484)	(922,255)	400,385
Net (loss) income per share
Basic and diluted	$(0.38)	$(0.43)	$(0.53)	$0.23
	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$3,962,624	$3,291,507	$3,537,881	$3,684,677
Gross profit	2,601,245	1,940,047	2,147,797	2,389,676
Net loss	(1,087,402)	(3,376,293)	(809,860)	(246,200)
Net loss per share
Basic and diluted	$(0.63)	$(1.89)	$(0.42)	$(0.14)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation and Other Information
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
OMTOOL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
OMTOOL, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS