Form 10-Q
period 2004-03-31
OMTOOL LTD
filed 2004-05-14
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☐   No   ☒

There were 3,840,592 shares of the Company’s Common Stock, par value $0.01, outstanding on May 12, 2004.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,948,312	$8,242,067
Accounts receivable, less reserves of $212,000 at March 31, 2004 and $367,000 at December 31, 2003	1,780,250	1,535,540
Inventories, net	27,501	37,632
Prepaid expenses and other current assets	327,828	268,112
Total current assets	12,083,891	10,083,351
Property and equipment, net	329,877	394,623
Other assets	13,962	13,962
Total assets	$12,427,730	$10,491,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$918,769	$883,583
Accrued liabilities	1,336,662	1,202,359
Accrued restructuring	300,057	443,830
Accrued state sales tax	1,034,176	1,010,496
Deferred revenue	3,301,802	3,306,474
Total current liabilities	6,891,466	6,846,742
Long term liabilities:
Deferred revenue, long-term	180,865	205,967
Total liabilities	7,072,331	7,052,709

Stockholders’ equity:
Preferred Stock, $.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at March 31, 2004 and 3,716,878 at December 31, 2003, Outstanding — 3,816,092 and 3,500,500 shares at March 31, 2004 and December 31, 2003, respectively	43,678	37,169
Additional paid-in capital	35,395,259	31,936,038
Accumulated deficit	(27,237,844)	(27,617,599)
Treasury stock, at cost (551,786 shares at March 31, 2004 and 216,378 shares at December 31, 2003)	(2,831,257)	(877,934)
Accumulated other comprehensive loss	(14,437)	(38,447)
Total stockholders’ equity	5,355,399	3,439,227

Total liabilities and stockholders’ equity	$12,427,730	$10,491,936

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Software license	$1,171,898	$877,491
Hardware	1,167,551	506,208
Service and other	1,688,629	1,598,456

Total revenues	4,028,078	2,982,155

Cost of revenues:
Software license	31,525	54,035
Hardware	674,243	348,190
Service and other	747,227	791,754

Total cost of revenues	1,452,995	1,193,979

Gross profit	2,575,083	1,788,176

Operating expenses:
Sales and marketing	1,043,287	1,331,848
Research and development	471,175	584,605
General and administrative	699,391	731,800

Total operating expenses	2,213,853	2,648,253

Income (loss) from operations	361,230	(860,077)

Interest and other income, net	37,656	39,268

Income (loss) before tax provision (benefit)	398,886	(820,809)

Tax provision (benefit)	19,131	(155,398)

Net income (loss)	$379,755	$(665,411)

Net income (loss) per share
Basic	$0.11	$(0.19)
Diluted	$0.10	$(0.19)

Weighted average number of common shares outstanding
Basic	3,514,438	3,491,912
Diluted	3,680,185	3,491,912

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$379,755	$(665,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities–
Depreciation	78,473	113,747
Accounts receivable reserves	(154,124)	(166,799)
Changes in assets and liabilities
Accounts receivable	(65,422)	602,816
Prepaid expenses and other current assets	(53,182)	94,381
Inventory	10,202	(61,064)
Accounts payable	25,172	82,966
Accrued liabilities	119,524	(304,065)
Accrued state sales tax	23,680	(365,081)
Accrued restructuring	(143,772)	—
Deferred revenue	(45,845)	(50,170)

Net cash provided by (used in) operating activities	174,461	(718,680)

Cash Flows from Investing Activities:
Purchases of property and equipment	(13,237)	(123,762)
Purchases of short-term investments	—	(1,999,449)
Proceeds from sale of short-term investments	—	1,597,155

Net cash used in investing activities	(13,237)	(526,056)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,524,907	2,640
Purchase of treasury stock	(2,012,500)	—

Net cash provided by financing activities	1,512,407	2,640

Exchange rate effect on cash	32,614	(41,453)

Net increase (decrease) in cash and cash equivalents	1,706,245	(1,283,549)

Cash and cash equivalents, beginning of period	8,242,067	8,192,523

Cash and cash equivalents, end of period	$9,948,312	$6,908,974

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 as filed with the SEC on March 23, 2004. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s financial results for the first quarter of 2004 improved from the first quarter of 2003; the Company generated a net profit of $380,000 in the first quarter of 2004 as compared to a net loss of $655,000 in the first quarter of 2003.  The improvement in financial results was due primarily to an increase of over $1.0 million, or 35%, in total revenues and a decrease in operating expenses associated with ongoing cost controls.  The Company has experienced five consecutive quarters of revenue growth.  Management believes that the growth during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and resulting sales bookings for the Company.  Furthermore, management believes that the financial results for the remainder of fiscal year 2004 will exhibit improvements compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter restructuring activity in 2003.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve market acceptance.  During the quarter ended March 31, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement will be used for additional working capital and other general corporate purposes.  Also during the quarter, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with first quarter operations resulted in an increase in cash and cash equivalents of approximately $1.7 million for the quarter ended March 31, 2004.  The Company’s cash and cash equivalents at March 31, 2004 were $9.9 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months.

(2)     Net Income (Loss) per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three months ended March 31, 2003 exclude 753,300 potential common shares from stock options because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period.  For the quarter ended March 31, 2004, the dilutive calculation excludes the potential common shares related to 220,774 outstanding stock options which have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months ended March 31,
	2004	2003
Weighted average number of common shares outstanding	3,514,438	3,491,912
Potential common shares pursuant to stock options and warrants	165,747	—
Diluted weighted average shares	3,680,185	3,491,912
Basic net income (loss) per common share	$0.11	$(0.19)
Diluted net income (loss) per common and potential common share	$0.10	$(0.19)

(3)     Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  As a result of cumulative losses in recent years and continued economic uncertainty, the Company has provided a full valuation allowance against all of its net deferred tax assets and will do so until it returns to an appropriate level of sustained taxable income.  The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

During the three months ended March 31, 2004, the Company recorded a net tax provision of $19,131 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary, Omtool Europe Limited (“OEL”).  The provision for the 2004 quarter is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

During the three months ended March 31, 2003, the Company recorded $155,398 of tax benefit due to a tax refund that OEL received during the first quarter of 2003. OEL had incurred a loss for the year ended December 31, 1999 which resulted in the income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for the 1999 tax year, doubt existed about the realizability of this refund and the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

(4)     Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)	$379,755	$(665,411)
Foreign currency translation adjustments	24,011	(33,860)
Comprehensive income (loss)	$403,766	$(699,271)

(5)     Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months Ended March 31,
	2004	2003

Net income (loss), as reported	$379,755	$(665,411)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(71,905)	(265,994)
Pro forma net income (loss)	$307,850	$(931,405)

Net income (loss) per share:
Basic, as reported	$0.11	$(0.19)
Diluted, as reported	$0.10	$(0.19)
Basic, pro forma	$0.09	$(0.27)
Diluted, pro forma	$0.08	$(0.27)

(6)     Restructuring Costs

In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pre-tax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The charge includes severance-related costs associated with the workforce reduction in the Company’s domestic operations and costs associated with closing its Oregon office.  The reduction in workforce consisted of three employees in the Company’s sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company’s research and development department.  The balance of this charge consists of costs incurred as a result of closing the Company’s Oregon office.  All of the costs associated with closing the Company’s Oregon office were paid as of December 31, 2003.

The following table summarizes the restructuring activity for the three months ended March 31, 2004:

Severance
Ending balance at December 31, 2003	$443,830
Cash payments	(143,773)
Ending balance, March 31, 2004	$300,057

The total cash impact of the restructuring is $806,581 which the Company anticipates will be paid by the end of the third quarter of 2004.

(7)     Equity Transactions

On March 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share in a private placement to institutional and other accredited investors.  The fees associated with issuing the shares in connection with the private placement are estimated to be approximately $107,000 and were recorded as a reduction of additional paid-in capital.  Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period at a price of $6.00 per share, to its financial advisor or its nominees for advisory services related to the private placement.

On March 31, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The 350,000 shares that were repurchased have been recorded and are held as treasury stock.

(8)     Subsequent Event

On March 30, 2004, Omtool’s Board of Directors approved a two-for-one stock split of the Company’s Common Stock in the form of a dividend effective April 27, 2004.  All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

(9)     Segment and Geographic Information

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

Total revenues from international sources were $1.3 million for the three months ended March 31, 2004 and $441,000 for the three months ended March 31, 2003. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended March 31,
	2004	2003
Total revenues (1)
United States	$2,684,800	$2,541,377
United Kingdom	692,199	265,809
Rest of World	651,079	174,969
	$4,028,078	$2,982,155

	March 31, 2004	December 31, 2003
Long-lived assets (2)
United States	$328,240	$392,801
United Kingdom	15,600	15,784
	$343,840	$408,585

(1)  Revenues are attributed to geographic regions based on location of customer.

(2)  Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2004.

Overview

Omtool is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses.  The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s products provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats.  Included in the Company’s products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems.  Omtool’s products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing.  Omtool’s products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements.  AccuRoute™, Omtool’s document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived.  In addition, Omtool’s AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information.  Genifax™, Omtool’s enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line.  Genidocs™, the Company’s secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures.  The Company’s AccuRoute software further unifies the codes base and architecture of the Genidocs and Genifax products, coupled with the routing capabilities of AccuRoute’s software platform to provide a truly unique customer specific product to easily manage documents, both paper and electronic documents with little or no user training required.  A significant portion of the Company’s revenue is derived from licensing the rights to use its fax software products directly to end-users and indirectly through resellers.

The Company resells, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company’s customers and hardware is not required to be purchased from the Company and can be alternatively obtained from a third-party vendor.  The fax boards and fax modems that are resold are not functional without the Company’s software and the Company is not in the business of selling fax boards and modems. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products.  Management believes that the Company has a good business relationship with suppliers of these products and that supply of these products is stable.

Service and other revenues have consisted primarily of the sale of support contracts.  The Company generates a smaller portion of its service and other revenues from consulting, training and installation services.

The Company’s financial results for the first quarter of 2004 improved from the first quarter of 2003 as it generated a net profit of $380,000 in the first quarter of 2004 as compared to a net loss of $655,000 in the first quarter of 2003.  The improvement in financial results was due primarily to an increase of over $1.0 million, or 35%, in total revenues and a decrease in operating expenses associated with ongoing cost controls. The Company has experienced five consecutive quarters of revenue growth.  Management believes that the growth during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and resulting sales bookings for the Company.  Furthermore, management believes that the financial results for the remainder of fiscal year 2004 will exhibit improvements compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter restructuring activity in 2003.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve market acceptance.  During the quarter ended March 31, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement will be used for additional working capital and other general corporate purposes.  Also during the quarter, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with first quarter operations resulted in an increase in cash and cash equivalents of approximately $1.7 million for the quarter ended March 31, 2004.  The Company’s cash and cash equivalents at March 31, 2004 were $9.9 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months.

Although the Company believes that there has been some recent improvement in the demand for enterprise software solutions, it cannot predict whether or when that market will soften.  If the market changes, the Company cannot predict whether, and to what extent, the demand for its products will increase or decrease.  Any decrease in demand for the Company’s products would likely result in decreased revenue which would, in turn, have a significant impact on the Company’s financial results because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite savings realized from the Company’s September 2003 restructuring, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

The Company’s future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions that the Company enters into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenue from a large order may constitute a significant portion of the Company’s total revenues in a particular quarter.

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented 31% and 13% of the Company’s total revenues for the three months ended March 31, 2004 and 2003, respectively.  The Company’s gross profit on these sales approximates the gross profit on sales within North America.  The increase in the percent of sales outside of North America is a result of the Company’s strategy to expand its international presence (primarily in Europe) by increasing investments in sales and marketing efforts directed toward international markets.

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

The Company will continue to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base.  The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented 10% and 22% of the Company’s total revenues for the three months ended March 31, 2004 and 2003, respectively.

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

Revenue Recognition and Accounts Receivable Reserves.  The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis.  The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers.   The Company’s resellers order products from the Company based on purchase orders received from end-users and do not order stock.  The Company’s products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without the Company’s software.  To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no customer acceptance provisions. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period.  Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract.  Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision, the Company will defer all revenue until the customer accepts the products.  Acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

The Company’s combined accounts receivable and returns reserve was approximately $212,000 and $367,000 at March 31, 2004 and December 31, 2003, respectively.  Both components of calculating the estimated reserve, specific identification and historic experience, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

The Company’s deferred tax assets are assessed for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income, including assumptions regarding on going tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the statement of operations.

The Company provides a full valuation allowance against all of its net deferred tax assets and will continue to do so until it returns to an appropriate level of taxable income. The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

Accrued state sales taxes are estimated for each reporting period based on tax rates in effect for the reporting periods in each of the states where the Company has potential nexus and for the time period that the Company has nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value.  In the event that actual results differ from these estimates, the Company’s state sales taxes expense could be materially impacted.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended March 31,
	2004	2003
Revenues:
Software license	29.1%	29.4%
Hardware	29.0	17.0
Service and other	41.9	53.6
Total revenues	100.0	100.0
Cost of revenues:
Software license	0.8	1.8
Hardware	16.7	11.7
Service and other	18.6	26.5
Total cost of revenues	36.1	40.0
Gross profit	63.9	60.0
Operating expenses:
Sales and marketing	25.9	44.7
Research and development	11.7	19.6
General and administrative	17.4	24.5
Total operating expenses	55.0	88.8
Income (loss) from operations	8.9	(28.8)
Interest and other income, net	0.9	1.3
Tax provision (benefit)	0.5	(5.2)

Net income (loss)	9.3%	(22.3)%

Gross profit:
Software license	97.3%	93.8%
Hardware	42.3	31.2
Service and other	55.7	50.5

Three Months Ended March 31, 2004 and 2003

Revenues

Total Revenues.  The Company’s total revenue was $4.0 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively.

Software License.  Software license revenue was $1.2 million for the three months ended March 31, 2004 and $877,000 for the three months ended March 31, 2003, representing an increase of 34%.  Software license revenue accounted for 29% of total revenues for each respective period.  The increase in software license revenue is due to an improvement in the demand for enterprise software solutions resulting in higher software revenue for the Company.   Included in software license revenue for the three months ended March 31, 2004 and 2003 is a reduction of $110,000 and $83,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue would constitute a larger percentage of its total revenue in the future if demand for its newer products, such as AccuRoute, gain additional market acceptance.

Hardware.  Hardware revenue was $1.2 million for the three months ended March 31, 2004 and $506,000 for the three months ended March 31, 2003, representing an increase of 131%.  Hardware revenue accounted for 29% and 17% of total revenue for each respective period.  The increase in hardware revenue is primarily driven by the increase in software sales, which are generally accomplished by hardware sales.  The increase in hardware revenue as a percent of total revenue is due to an increase in demand from existing customers who have upgraded information systems hardware in their worldwide locations.  Included in hardware revenue for the three months ended March 31, 2004 and 2003 is a reduction of $36,000 and $30,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if demand for its newer products, such as AccuRoute, gain additional market acceptance.

Service and Other.  Service and other revenue increased by 6% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  Service and other revenue was $1.7 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively.  Service and other revenue accounted for 42% and 54% of total revenues for each respective period. The increase in service and other revenue is primarily due to an increase in support revenue bookings as a result of the increase in software license revenue during the quarter.  The decrease in service and other revenue as a percent of total revenues is due primarily to the increase in both software license and hardware bookings, which tend to result in current period revenue as opposed to support revenue, which is recognized ratably over the period for which those services are being provided, which is typically one year.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the three months ended March 31, 2004 decreased by 42% or $22,000 during the quarter to $32,000 compared to $54,000 during the corresponding period in 2003.  The decrease is due primarily to the fact that the Company has replaced third party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold.  This decrease is also reflected in software license gross margin as it improved to 97% from 94%.

Hardware.  Cost of hardware revenue consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $674,000 and $348,000 for the three months ended March 31, 2004 and 2003, respectively, representing 58% and 69% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues was due primarily to the increase of hardware unit sales accompanying sales of the Company’s software products. The gross margin percentage for hardware sales improved to 42% from 31% for the three month periods ended March 31, 2004 and 2003 due to a change in the mix of particular hardware products sold.  The Company does not expect that its per unit cost of hardware products will change significantly enough through the remainder of 2004 such that it would have a material impact on hardware margins in the future.

Service and Other.  Cost of service and other revenue consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $747,000 and $792,000 for the three months ended March 31, 2004 and 2003, respectively, representing 44% and 50% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 56% for the three months ended March 31, 2004, compared to 50% in the same period in 2003.  The increase in gross margin is due to a decrease in the number of employees and the associated overhead costs.  The Company does not expect any significant variances in its service and other gross margins for the remainder of fiscal year 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.0 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively, or 26% and 45% of total revenues for each respective period.  The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003.   Additionally, the Company reduced its trade show expenses during the first quarter of 2004 as compared to the first quarter of 2003.  The Company expects that its sales and marketing expenses will increase in absolute dollars as additional sales staff is added during the year.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $471,000 for the three months ended March 31, 2004 and $585,000 for the three months ended March 31, 2003, representing 12% and 20% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel due to the restructuring that occurred in the third quarter of 2003.  Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and updated versions of its existing products.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $699,000 and $732,000 for the three months ended March 31, 2004 and 2003, respectively, or 17% and 25% of total revenues for each period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel and a decrease in management consulting expenses.  The Company expects that it may experience increases to general and administrative expenses in the form of professional fees and consulting expenditures in the remaining quarters of 2004 as it continues to comply with the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $38,000 for the three months ended March 31, 2004 and $39,000 for the three months ended March 31, 2003.  Also included in the three months ended March 31, 2004 interest and other income is other income of $5,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  The fair value of the warrant is marked to market in each financial reporting period resulting in future changes in fair value which are recorded in income and other expenses.  The Company’s warrant to purchase 8,580 shares of Verso common stock expires in November 2005.

Provision for Income Taxes.  During the three months ended March 31, 2004, the Company recorded a net tax provision of $19,131 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary, Omtool Europe Limited (“OEL”).  The provision for the 2004 quarter is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

During the three months ended March 31, 2003, the Company recorded $155,398 of tax benefit due to a tax refund that OEL received during the first quarter of 2003. OEL had incurred a loss for the year ended December 31, 1999 which resulted in an income tax benefit.  The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund.  Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, doubt existed about the realizability of this refund and the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003.

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and common stock and the Company’s initial public offering of Common Stock completed in August 1997. At March 31, 2004, the Company had cash and cash equivalents of $9.9 million and working capital of $5.2 million.

The Company’s operating activities provided cash of $174,000 for the three months ended March 31, 2004 and used cash of $719,000 for the three months ended March 31, 2003.  Management restructured the organization in September 2003 to reduce operating expenses and help preserve cash.  Management believes that these reductions, which are anticipated to total approximately $1.6 million annually, along with the revenue assumptions used for the remainder of the Company’s 2004 budget, will lead to sufficient cash for at least the next twelve months.  Net cash provided during the first quarter of March 31, 2004 consisted primarily of a net profit from operations and an increase in accrued liabilities partially offset by a decrease in accrued restructuring and increases in accounts receivable and prepaid expenses and other current assets.  The increase in accounts receivable is due primarily to the increased revenues during the first quarter of 2004, and management continues to focus on improving working capital by decreasing its days sales outstanding.  The increase to prepaid and other current assets is due primarily to cash paid for the support of certain internally used information systems software.  The increase to accrued liabilities is primarily the result of an increase in wage-related accruals due to the timing of payroll and an increase in the accruals for the expenses associated with the private placement to institutional and other accredited investors on March 30, 2004.  Net cash used during the three months ended March 31, 2003 resulted from a net loss from operations and decreases in accrued liabilities and accrued sales tax partially offset by depreciation and amortization and a decrease in accounts receivable.

Investing activities used cash of $13,000 and $526,000 during the three months ended March 31, 2004 and 2003, respectively.  During the three months ended March 31, 2004, the only use of cash was for purchases of property and equipment. Property and equipment purchases were predominately of computer related software and hardware products. During the three months ended March 31, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.

Financing activities provided cash of $1.5 million and $2,600 for the three months ended March 31, 2004 and 2003, respectively.  Cash provided for the three months ended March 31, 2004 was due to the net proceeds from the issuance of common stock. On March 30, 2004 the Company completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement, which totaled $3.6 million, are to be used for additional working capital and other general corporate purposes. This was offset by a cash usage of $2.0 million during the quarter as the Company repurchased 350,000 shares of its outstanding common stock from ASA International, an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury. Cash used for the three months ended March 31, 2003 was due primarily to proceeds from the issuance of common stock related to the Company’s employee stock purchase program.

Based on its first quarter performance and current expectations for the remainder of 2004, the Company believes that the current cash and cash equivalents balance as well as the expected cash to be generated from operations for the remainder of the year will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations through at least the next twelve months.  The Company expects that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  Management currently has no plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of March 31, 2004:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$575,000	$391,000	$184,000	—	—
Total obligations	$575,000	$391,000	$184,000	—	—

Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England. As of March 31, 2004, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks which may affect future operating results.

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s business; the Company’s strategic alliances; changes in the regulatory environment; the Company’s expected liquidity and capital resources and the Company’s critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risks and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risk factors discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 2001, 2002 and 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or return to profitability in the future; as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may occur and, together with pricing pressures and a decline in the growth rate of the overall U.S. economy, may result in a decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the AccuRoute, Genifax and Genidocs software products to new customers as well as increased product penetration into existing customers.  The Company recently commenced its strategic expansion into document routing and distribution software, and has limited financial and operating data and a limited operating history relevant to this solution.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

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

Dependence on Genifax Product Line and the Windows 2000/XP environment.  The Company currently derives a significant portion of its revenues from licenses of the Genifax product and related services and resale of related hardware. Continued market acceptance of the Genifax  product is critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on new and enhanced versions of the Genifax product. There can be no assurance that the Company will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product.  There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.  The Company markets its products and services directly through telesales and indirectly through marketing channels such as value added resellers (“VARs”), systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company continues to utilize resources to develop and expand indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners to successfully market the Company’s products. In addition, there can be no assurance that the Company’s resellers and strategic business partners will not develop, acquire or market computer-based facsimile products that are competitive with the Company’s products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks Associated with International Expansion.  An element of the Company’s strategy is to increase its international sales. The Company expects to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries. To successfully maintain international sales, the Company needs to recruit and retain additional international resellers and distributors. There can be no assurance that the Company will be able to maintain international sales of its products or that the Company’s international distribution channels will be able to adequately market, service and support the Company’s products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.  The Company has a sales office outside of the United States; such operations are subject to certain additional risks, including difficulties in staffing and managing such operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that such factors will not have a material adverse effect on the Company’s future international sales and, consequently, the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of March 31, 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2004. Currently, the Company does not engage in foreign currency hedging activities.

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

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 2.    Changes in Securities, use of Proceeds and Issuer Purchases of Equity Securities

Private Placement

On March 30, 2004, the Company sold 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors.  In connection with that transaction, the Company issued 51,000 shares of common stock at a price of $6.00 per share and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period at a price of $6.00 per share, to its financial advisor or its nominees for financial advisory services related to the private placement.  The Company intends to use the net proceeds of this private placement for additional working capital and general corporate purposes.

The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering.  The shares in this transaction were offered and sold only to “accredited investors,” as defined in Regulation D who represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the private placement.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	—		—	—	—
February 1, 2004 – February 29, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	350,000	(1)	$5.75	—	—
Total	350,000		$5.75	—	—

(1) On March 31, 2004, the Company purchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share.  The shares were purchased with the use of generally available corporate funds and will be held in treasury.

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company furnished a Report on Form 8-K, dated January 22, 2004, pursuant to Item 12 thereof furnishing the results of its operations for the quarter ended December 31, 2003.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

May 14, 2004	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Acting Chief Financial Officer, Secretary and Treasurer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002