Form 10-Q
period 2004-06-30
OMTOOL LTD
filed 2004-08-10
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☐     No  ☒

There were 3,851,472 shares of the Company’s Common Stock, par value $0.01, outstanding on August 12, 2004.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,270,200	$8,242,067
Accounts receivable, less reserves of $161,000 at June 30, 2004 and $367,000 at December 31, 2003	1,264,473	1,535,540
Inventories	32,893	37,632
Prepaid expenses and other current assets	300,325	268,112
Total current assets	11,867,891	10,083,351
Property and equipment, net	290,692	394,623
Other assets	11,563	13,962
Total assets	$12,170,146	$10,491,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$496,133	$883,583
Accrued liabilities	1,348,813	1,202,359
Accrued restructuring	158,247	443,830
Accrued state sales tax	944,731	1,010,496
Deferred revenue, short term	3,290,265	3,306,474
Total current liabilities	6,238,189	6,846,742
Long term liabilities:
Deferred revenue, long-term	292,895	205,967
Total liabilities	6,531,084	7,052,709

Stockholders’ equity:
Preferred Stock, $0.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at June 30, 2004 and 3,716,878 shares at December 31, 2003; Outstanding — 3,847,376 shares at June 30, 2004 and 3,500,500 shares at December 31, 2003, respectively	43,678	37,169
Additional paid-in capital	35,275,049	31,936,038
Accumulated deficit	(26,960,164)	(27,617,599)
Treasury stock, at cost (520,502 shares at June 30, 2004 and 216,378 shares at December 31, 2003)	(2,670,770)	(877,934)
Accumulated other comprehensive loss	(48,731)	(38,447)
Total stockholders’ equity	5,639,062	3,439,227

Total liabilities and stockholders’ equity	$12,170,146	$10,491,936

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Software license	$1,131,485	$1,110,787	$2,303,384	$1,988,278
Hardware	448,195	611,131	1,615,746	1,117,339
Service and other	1,787,900	1,609,867	3,476,529	3,208,323

Total revenues	3,367,580	3,331,785	7,395,659	6,313,940

Cost of revenues:
Software license	86,649	96,780	118,174	150,815
Hardware	314,277	451,330	988,520	799,520
Service and other	644,421	805,646	1,391,648	1,597,400

Total cost of revenues	1,045,347	1,353,756	2,498,342	2,547,735

Gross profit	2,322,233	1,978,029	4,897,317	3,766,205

Operating expenses:
Sales and marketing	988,494	1,336,674	2,031,781	2,668,522
Research and development	481,990	587,516	953,165	1,172,121
General and administrative	572,296	826,418	1,271,688	1,558,218

Total operating expenses	2,042,780	2,750,608	4,256,634	5,398,861

Income (loss) from operations	279,453	(772,579)	640,683	(1,632,656)

Interest and other income, net	36,799	14,095	74,455	53,363

Income (loss) before tax provision (benefit)	316,252	(758,484)	715,138	(1,579,293)

Tax provision (benefit)	38,572	—	57,703	(155,398)

Net income (loss)	$277,680	$(758,484)	$657,435	$(1,423,895)
Net income (loss) per share
Basic	$0.07	$(0.22)	$0.18	$(0.41)
Diluted	$0.07	$(0.22)	$0.17	$(0.41)

Weighted average number of common shares outstanding
Basic	3,833,896	3,492,226	3,677,865	3,492,086
Diluted	4,054,874	3,492,226	3,862,484	3,492,086

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$657,435	$(1,423,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation	131,583	227,051
Accounts receivable reserves	(207,363)	(146,746)
Changes in assets and liabilities–
Accounts receivable	491,102	450,142
Prepaid expenses and other current assets	(49,996)	193,607
Inventory	4,774	23,863
Accounts payable	(392,493)	39,250
Accrued liabilities	160,084	(80,498)
Accrued state sales tax	(65,765)	(299,463)
Accrued restructuring	(285,583)	—
Other assets	2,399	—
Deferred revenue	62,626	(236,111)

Net cash provided by (used in) operating activities	508,803	(1,252,800)

Cash Flows from Investing Activities:
Purchases of property and equipment	(27,405)	(164,603)
Purchases of short-term investments	—	(1,999,449)
Proceeds from sale of short-term investments	—	3,596,604

Net cash (used in) provided by investing activities	(27,405)	1,432,552

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,565,184	2,640
Purchase of treasury stock	(2,012,500)	—

Net cash provided by financing activities	1,552,684	2,640

Exchange rate effect on cash	(5,949)	8,294

Net increase in cash and cash equivalents	2,028,133	190,686

Cash and cash equivalents, beginning of period	8,242,067	8,192,523

Cash and cash equivalents, end of period	$10,270,200	$8,383,209

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 as filed with the SEC on March 23, 2004. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s financial results for the first six months of 2004 improved from the first six months of 2003; the Company generated a net profit of $657,000 in the first six months of 2004 as compared to a net loss of $1.4 million in the first six months of 2003.  The improvement in financial results was due primarily to an increase of over $1.0 million, or 17%, in total revenues and a decrease in operating expenses associated with ongoing cost controls.  Management believes that the increase in revenues during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and resulting sales bookings for the Company.  Furthermore, management believes that the financial results for the remainder of fiscal year 2004 will exhibit improvement compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter 2003 restructuring.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve further market acceptance.  During the six months ended June 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement are being used for additional working capital and other general corporate purposes.  Also during the six months ended June 30, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with cash generated from operations resulted in an increase in cash and cash equivalents of approximately $2.0 million for the six months ended June 30, 2004. The Company’s cash and cash equivalents at June 30, 2004 were $10.3 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months.

(2)         Net Income (Loss) per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three months and six months ended June 30, 2003 exclude 751,160 potential common shares from stock options because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period.  For the three months and six months ended June 30, 2004, the dilutive calculation excludes the potential common shares related to 49,374 and 126,408, respectively, outstanding stock options which have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	3,833,896	3,492,226	3,677,865	3,492,086
Potential common shares pursuant to stock options and warrants	220,978	—	184,619	—
Diluted weighted average shares	4,054,874	3,492,226	3,862,484	3,492,086
Basic net income (loss) per common share	$0.07	$(0.22)	$0.18	$(0.41)
Diluted net income (loss) per common and potential common share	$0.07	$(0.22)	$0.17	$(0.41)

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

During the six months ended June 30, 2004, the Company recorded a net tax provision of $57,703 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary, Omtool Europe Limited (“OEL”).  The provision for the first six months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

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

(4)         Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$277,680	$(758,484)	$657,435	$(1,423,895)
Foreign currency translation adjustments	(34,294)	32,015	(10,283)	(1,845)
Comprehensive income (loss)	$243,386	$(726,469)	$647,152	$(1,425,740)

(5)         Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure to stock-based employee compensation

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$277,680	$(758,484)	$657,435	$(1,423,895)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(51,065)	(174,188)	(122,970)	(440,182)
Pro forma net income (loss)	$226,615	$(932,672)	$534,465	$(1,864,077)

Net income (loss) per share:
Basic, as reported	$0.07	$(0.22)	$0.18	$(0.41)
Diluted, as reported	$0.07	$(0.22)	$0.17	$(0.41)
Basic, pro forma	$0.06	$(0.27)	$0.15	$(0.53)
Diluted, pro forma	$0.06	$(0.27)	$0.14	$(0.53)

(6)         Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
Accrued health insurance expense	$216,382	$205,547
Accrued salary and salary-related	568,743	466,903
Accrued professional fees	182,479	145,962
Other accrued expenses	381,209	383,947

	$1,348,813	$1,202,359

(7)         Restructuring Costs

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

The following table summarizes the restructuring activity for the six months ended June 30, 2004:

Severance
Ending balance at December 31, 2003	$443,830
Cash payments	(285,583)
Ending balance, June 30, 2004	$158,247

The total cash impact of the restructuring is $806,581, which the Company anticipates will be paid by the end of the third quarter of 2004.

(8)         Equity Transactions

On March 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share in a private placement to institutional and other accredited investors.  The fees associated with issuing the shares in connection with the private placement were approximately $147,000 and were recorded as a reduction of additional paid-in capital.  Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period at a price of $6.00 per share, to its financial advisor or its designees for advisory services related to the private placement.

On March 30, 2004, Omtool’s Board of Directors approved a two-for-one stock split of the Company’s Common Stock in the form of a dividend effective April 27, 2004 for each stockholder of record as of April 7, 2004.  All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

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

Total revenues from international sources were $691,000 and $2.0 million for the three months and six months ended June 30, 2004 and $717,000 and $1.2 million for the three months and six months ended June 30, 2003, respectively. The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
Total revenues (1)	2004	2003	2004	2003
United States	$2,676,863	$2,615,274	$5,361,663	$5,156,653
United Kingdom	128,771	445,616	820,971	711,425
Rest of World	561,946	270,895	1,213,025	445,862
	$3,367,580	$3,331,785	$7,395,659	$6,313,940

Long-lived assets (2)	June 30, 2004	December 31, 2003
United States	$290,571	$392,801
United Kingdom	11,684	15,784
	$302,255	$408,585

(1)          Revenues are attributed to geographic regions based on location of customer.

(2)          Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 23, 2004.

Overview

Omtool is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses.  The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s products provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats.  Included in the Company’s products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems.  Omtool’s products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing.  Omtool’s products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements.  AccuRoute™, Omtool’s document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived.  In addition, Omtool’s AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information.  Genifax™, Omtool’s enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line.  Genidocs™, the Company’s secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures.  The Company’s AccuRoute software further unifies the codes base and architecture of the Genidocs and Genifax products, coupled with the routing capabilities of AccuRoute’s software platform to provide a truly unique customer specific product to easily manage documents, both paper and electronic documents, with little or no user training required.  A significant portion of the Company’s revenue is derived from licensing the rights to use its fax software products directly to end-users and indirectly through resellers.

The Company resells, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company’s customers; and hardware is not required to be purchased from the Company and can be alternatively obtained from a third-party vendor.  The fax boards and fax modems that are resold are not functional without the Company’s software and the Company is not in the business of selling fax boards and modems. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products.  Management believes that the Company has a good business relationship with suppliers of these products and that supply of these products is stable.

Service and other revenues have consisted primarily of the sale of support contracts.  The Company generates a smaller portion of its service and other revenues from consulting, training and installation services.

The Company’s financial results for the first six months of 2004 improved from the first six months of 2003 as the Company generated a net profit of $657,000 in the first six months of 2004 as compared to a net loss of $1.4 million in the first six months of 2003.  The improvement in financial results was due primarily to an increase of over $1.0 million, or 17%, in total revenues and a decrease in operating expenses associated with ongoing cost controls.  Management believes that the increase in revenues during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and resulting sales bookings for the Company.  Furthermore, management believes that the financial results for the remainder of fiscal year 2004 will exhibit improvement compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter 2003 restructuring.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve further market acceptance.  During the six months ended

June 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement are being used for additional working capital and other general corporate purposes.  Also during the six months ended June 30, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with cash generated from operations resulted in an increase in cash and cash equivalents of approximately $2.0 million for the six months ended June 30, 2004. The Company’s cash and cash equivalents at June 30, 2004 were $10.3 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months

Although the Company believes that there has been some recent improvement in the demand for enterprise software solutions, it cannot predict whether or when that market will soften.  If the market changes, the Company cannot predict whether, and to what extent, the demand for its products will increase or decrease.  Any decrease in demand for the Company’s products would likely result in decreased revenue which would, in turn, have a significant impact on the Company’s financial results because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite savings realized from the Company’s September 2003 restructuring, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

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

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented 23% and 15% of the Company’s total revenues for the six months ended June 30, 2004 and 2003, respectively.  The Company’s gross profit on these sales approximates the gross profit on sales within North America.  The increase in the percent of sales outside of North America is a result of the Company’s strategy to expand its international presence (primarily in Europe) by increasing investments in sales and marketing efforts directed toward international markets.

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

The Company will continue to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base.  The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented 20% and 23% of the Company’s total revenues for the six months ended June 30, 2004 and 2003, respectively.

Critical Accounting Policies and Estimates

The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. Note that the Company’s preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period.  Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract.  Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products.  Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.  If an arrangement includes an acceptance provision regarding the Company’s product meeting published specifications and there are no uncertainties with regard to the customer’s acceptance then the Company will recognize revenue at the time of sale provided all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

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

The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products.  Management’s calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue.  Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.  Similarly, management must make estimates of the Company’s ability to collect on its accounts receivable.  Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Management’s calculation of the estimated accounts receivable reserve is based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable.

The Company’s combined accounts receivable and returns reserve was approximately $161,000 and $367,000 at June 30, 2004 and December 31, 2003, respectively.  Both components of calculating the estimated reserve, specific identification and historic experience, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Software license	33.6%	33.3%	31.2%	31.5%
Hardware	13.3	18.3	21.8	17.7
Service and other	53.1	48.4	47.0	50.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	2.6	2.9	1.6	2.4
Hardware	9.3	13.5	13.4	12.7
Service and other	19.1	24.2	18.8	25.3
Total cost of revenues	31.0	40.6	33.8	40.4
Gross profit	69.0	59.4	66.2	59.6
Operating expenses:
Sales and marketing	29.4	40.2	27.4	42.2
Research and development	14.3	17.6	12.9	18.6
General and administrative	17.0	24.8	17.2	24.7
Total operating expenses	60.7	82.6	57.5	85.5
Income (loss) from operations	8.3	(23.2)	8.7	(25.9)
Interest and other income, net	1.1	0.4	1.0	0.8
Tax provision (benefit)	1.2	—	0.8	(2.5)

Net income (loss)	8.2%	(22.8)%	8.9%	(22.6)%

Gross profit:
Software license	92.3%	91.3%	94.9%	92.4%
Hardware	29.9	26.1	38.8	28.4
Service and other	64.0	50.0	60.0	50.2

Three Months Ended June 30, 2004 and 2003

Revenues

Total Revenues.  The Company’s total revenue was $3.4 million and $3.3 million for the three months ended June 30, 2004 and 2003, respectively.

Software License.  Software license revenue was $1.1 million for each of the three months ended June 30, 2004 and June 30, 2003.  Software license revenue accounted for 34% and 33% of total revenues for each respective period.  Included in software license revenue for the three months ended June 30, 2004 is a reduction of $30,000 in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Software license revenue for the three months ended June 30, 2003 was reduced by a $23,000 increase in the sales returns and allowance reserve based on the Company’s determination of risk of potential returns related to specific customer accounts.  Software license revenues for the three month period ended June 30, 2004 reflected an overall increase in demand for the Company’s AccuRoute product while the Company’s legacy fax product line exhibited a decline compared to the three month period ended June 30, 2003.  Revenues from the Company’s AccuRoute product, which requires no hardware related components, represented 53% and 4% or software sales for the three month period ended June 30, 2004 and 2003, respectively.  Software revenues from the Company’s legacy fax product line represented 47% and 90% of software sales for the three month period ended June 30, 2004 and 2003, respectively.  The growth of the AccuRoute product line is a result of greater market acceptance of the product.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue will constitute a larger percentage of its total revenue if demand for its newer products which do not require the purchase of additional hardware, such as AccuRoute, continue to gain additional market acceptance.

Hardware.  Hardware revenue was $448,000 for the three months ended June 30, 2004 and $611,000 for the three months ended June 30, 2003, representing a decrease of 27%.  Hardware revenue accounted for 13% and 18% of total revenue for each respective period.  The decrease in hardware revenue is primarily driven by the fact that less of the Company’s legacy fax products were sold in the three months ended June 30, 2004 than were sold in the three months ended June 30, 2003 resulting in a decrease in accompanying hardware sales.  Included in hardware revenue for the three months ended June 30, 2004 is a reduction of $8,000 in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Hardware revenue for the three month period ended June 30, 2003 was reduced by a $7,000 increase in the sales returns and allowance reserve based on the Company’s determination of risk of potential returns related to specific customer accounts.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continue to gain additional market acceptance.

Service and Other.  Service and other revenue increased by 11% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Service and other revenue was $1.8 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively.  Service and other revenue accounted for 53% and 48% of total revenues for each respective period. The increase in service and other revenue is primarily due to an increase in maintenance revenues from a larger installed customer base.  The increase in service and other revenue as a percent of total revenues is due primarily to the combined decrease in software license and hardware revenues.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the three months ended June 30, 2004 decreased by 10% or $10,000 during the quarter to $87,000 compared to $97,000 during the corresponding period in 2003.  The decrease is due primarily to the fact that the Company replaced third-party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold.  This decrease is also reflected in software license gross margin as it improved to 92% from 91%.  The Company has recently added additional third-party software into its products and expects that its software license cost of revenue as a percent of software license revenue will increase slightly in the future.

Hardware.  Cost of hardware revenue consists primarily of the costs of third-party hardware products. Cost of hardware revenue was $314,000 and $451,000 for the three months ended June 30, 2004 and 2003, respectively, representing 70% and 74% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying sales of the Company’s software products. The gross margin percentage for hardware sales improved to 30% from 26% for the three month periods ended June 30, 2004 and 2003 due to a change in the particular mix of hardware products sold.  The Company does not expect that its per unit cost of hardware products will change significantly enough through the remainder of 2004 such that it would have a material impact on hardware margins in the future.

Service and Other.  Cost of service and other revenue consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $644,000 and $806,000 for the three months ended June 30, 2004 and 2003, respectively, representing 36% and 50% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 64% for the three months ended June 30, 2004, compared to 50% in the same period in 2003.  The increase in gross margin is due to a decrease in the number of employees and the associated overhead costs resulting from the restructuring that occurred in the third quarter of 2003.  The Company does not expect any significant variances in its service and other gross margins for the remainder of fiscal year 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $988,000 and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, or 29% and 40% of total revenues for each respective period.  The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003. The Company expects that its sales and marketing expenses will increase in absolute dollars as additional sales staff is added during the year.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $482,000 for the three months ended June 30, 2004 and $588,000 for the three months ended June 30, 2003, representing 14% and 18% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel due to the restructuring that occurred in the third quarter of 2003.  Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and updated versions of its existing products.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $572,000 and $826,000 for the three months ended June 30, 2004 and 2003, respectively, or 17% and 25% of total revenues for each period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel and a decrease in management consulting expenses.  The decrease is also due to a $90,000 reduction in the state sales tax accrual for the three month period ended June 30, 2004 resulting from a refinement in the Company’s methodology for accrual of sales taxes based on activity in the state as a basis for determining nexus.  The Company expects that it may experience increases to general and administrative expenses in the form of professional fees and consulting expenditures in the remaining quarters of 2004 as it continues to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $37,000 for the three months ended June 30, 2004 and $14,000 for the three months ended June 30, 2003.  This increase is a result of a higher cash balance as well as a higher interest rate for the three months ended June 30, 2004.  The Company expects that interest and other income will be relatively stable quarter over quarter for the remainder of 2004.

Provision for Income Taxes.  During the three months ended June 30, 2004, the Company recorded a net tax provision of $38,572 for expected tax liability in the United States and for expected tax liability related to OEL.  The Company did not record a tax provision during the three months ended June 30, 2003 as the Company was in a loss position.

Six Months Ended June 30, 2004 and 2003

Revenues

Total Revenues.  The Company’s total revenue was $7.4 million and $6.3 million for the six months ended June 30, 2004 and 2003, respectively.

Software License.  Software license revenue was $2.3 million for the six months ended June 30, 2004 and $2.0 million for the six months ended June 30, 2003, representing an increase of 16%.  Software license revenue accounted for 31% and 32% of total revenues for each respective period.  The increase in software license revenue is due to an improvement in the demand for enterprise software solutions resulting in higher software revenue for the Company.  Software license revenue for the six month period ended June 30, 2004 reflect an overall increase in demand for the Company’s AccuRoute product while the Company’s legacy fax product line exhibited a decline compared to the six month period ended June 30, 2003.  Revenues from the Company’s AccuRoute product represented 36% and 6% of software license revenue for the six month period ended June 30, 2004 and 2003, respectively.  Software license revenue from the Company’s legacy fax product line represented 64% and 90% of software license revenue for the six month period ended June 30, 2004 and 2003, respectively.  The growth of the AccuRoute product line is a result of greater market acceptance of the product.  Included in software license revenue for the six months ended June 30, 2004 and 2003 is a net reduction of $140,000 and $60,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue will constitute a larger percentage of its total revenue in the future if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continues to gain additional market acceptance.

Hardware.  Hardware revenue was $1.6 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003, representing an increase of 45%.  Hardware revenue accounted for 22% and 18% of total revenue for each respective period.  The increase in hardware revenue is due to an increase in demand from existing customers who have upgraded information systems hardware in their worldwide locations.  Included in hardware revenue for the six months ended June 30, 2004 and 2003 is a reduction of $44,000 and $23,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continue to gain additional market acceptance.

Service and Other.  Service and other revenue increased by 8% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Service and other revenue was $3.5 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively.  Service and other revenue accounted for 47% and 51% of total revenues for each respective period.  The increase in service and other revenue is primarily due an increase in maintenance revenues from a larger installed customer base.  The decrease in service and other revenue as a percent of total revenues is due primarily to the increase in both software license and hardware revenue.

Cost of Revenue

Software License.  Cost of software license revenue for the six months ended June 30, 2004 decreased by 22% or $33,000 to $118,000 compared to $151,000 during the corresponding period in 2003.  The decrease is due primarily to the fact that the Company replaced third-party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold.  This decrease is also reflected in software license gross margin as it improved to 95% from 92%.  The Company has recently added additional third-party software into its products and expects that its software license cost of sales as a percent of software license revenue will increase slightly in the future.

Hardware.  Cost of hardware revenues was $989,000 and $800,000 for the six months ended June 30, 2004 and 2003, respectively, representing 61% and 72% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues was due primarily to the increase of hardware unit sales accompanying sales of the Company’s software products. The gross margin percentage for hardware sales improved to 39% from 28% for the six month periods ended June 30, 2004 and 2003 due to a change in the particular mix of hardware products sold.  The Company does not expect that its per unit cost of hardware products will change significantly enough through the remainder of 2004 such that it would have a material impact on hardware margins in the future.

Service and Other.  Cost of service and other revenues was $1.4 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively, representing 40% and 50% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 60% for the six months ended June 30, 2004, compared to 50% in the same period in 2003.  The increase in gross margin is due to a decrease in the number of employees and the associated overhead costs resulting from the restructuring that occurred in the third quarter of 2003.  The Company does not expect any significant variances in its service and other gross margins for the remainder of fiscal year 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $2.0 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively, or 27% and 42% of total revenues for each respective period.  The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003.  Additionally, the Company reduced its trade show expenses during the first six months of 2004 as compared to the first six months of 2003.  The Company expects that its sales and marketing expenses will increase in absolute dollars as additional sales staff is hired throughout the year.

Research and Development. Research and development expenses were $953,000 for the six months ended June 30, 2004 and $1.2 million for the six months ended June 30, 2003, representing 13% and 19% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel due to the restructuring that occurred in the third quarter of 2003.  Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and updated versions of its existing products.  The Company expects research and development expenses to remain consistent in absolute dollars.

General and Administrative.  General and administrative expenses were $1.3 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively, or 17% and 25% of total revenues for each period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel and a decrease in management consulting expenses.  The decrease is also due to a $90,000 reduction in the state sales tax accrual for the six month period ended June 30, 2004 resulting from a refinement in the Company’s methodology for accrual of sales taxes based on activity in the state as a basis for determining nexus.  The Company expects that it may experience increases to general and administrative expenses in the form of professional fees and consulting expenditures in the remaining quarters of 2004 as it continues to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $74,000 for the six months ended June 30, 2004 and $53,000 for the six months ended June 30, 2003.  Also included in the six months ended June 30, 2004 interest and other income is other income of $5,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  The fair value of the warrant is marked to market in each financial reporting period resulting in future changes in fair value which are recorded in income and other expenses.  The Company’s warrant to purchase 8,580 shares of Verso common stock expires in November 2005.  This increase is a result of a higher cash balance as well as a higher interest rate for the six months ended June 30, 2004.  The Company expects that interest and other income will be relatively stable quarter over quarter for the remainder of 2004.

Provision for Income Taxes.  During the six months ended June 30, 2004, the Company recorded a net tax provision of $57,703 for expected tax liability in the United States and for expected tax liability related to OEL.  The provision for the first six months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

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

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and common stock and the Company’s initial public offering of Common Stock completed in August 1997. At June 30, 2004, the Company had cash and cash equivalents of $10.3 million and working capital of $5.6 million.

The Company’s operating activities provided cash of $506,000 for the six months ended June 30, 2004 and used cash of $1.3 million for the six months ended June 30, 2003.  Management restructured the organization in September 2003 to reduce operating expenses and help preserve cash.  Management believes that these reductions, which are anticipated to total approximately $1.6 million annually, along with anticipated revenue for the remainder of fiscal year 2004, will lead to sufficient cash for at least the next twelve months.  Net cash provided during the six months ended June 30, 2004 consisted primarily of a net profit from operations, depreciation and amortization, an increase in accrued liabilities and a decrease in accounts receivable partially offset by a decrease to the accounts receivable reserve, a decrease in accrued restructuring and accounts payable.  The decrease in accounts receivable is due primarily to the continued efforts by management to continue to improve its working capital by expediting the collection of accounts receivable.  The decrease in the accounts receivable reserve relates primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  The increase to accrued liabilities is the result of an increase in wage-related accruals due to the timing of payroll and an increase in the accruals for professional services.  The decrease in accrued restructuring reflects continued severance payments relating to the September 2003 restructuring.  The decrease to accounts payable is the result of timing of payments to vendors.  Net cash used in operations during the six months ended June 30, 2003 resulted from a net loss from operations and decreases in deferred revenue, accrued sales tax and accounts receivable reserve offset by depreciation and amortization; and a decrease to accounts receivable, prepaids and other current assets.

Investing activities used cash of $25,000 and provided cash of $1.4 million during the six months ended June 30, 2004 and 2003, respectively.  During the six months ended June 30, 2004, the primary use of cash was for purchases of property and equipment. Property and equipment purchases were predominately of computer related software and hardware products. During the six months ended June 30, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.  The Company does not currently anticipate any significant changes to its level and purpose of cash used in investing activities for the remainder of fiscal year 2004.

Financing activities provided cash of $1.6 million and $2,600 for the six months ended June 30, 2004 and 2003, respectively.  Cash provided for the six months ended June 30, 2004 was due to the net proceeds from the issuance of common stock. On March 30, 2004 the Company completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement, which totaled $3.6 million, are to be used for additional working capital and other general corporate purposes. This was offset by a cash usage of $2.0 million during the six months ended June 30, 2004 as the Company repurchased 350,000 shares of its outstanding common stock from ASA International, an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury. Cash provided by financing activities for the six months ended June 30, 2003 was due primarily to net proceeds from the issuance of common stock related to the Company’s employee stock purchase program.

Based on its first two quarters performance and current expectations for the remainder of 2004, the Company believes that the current cash and cash equivalents balance as well as the expected cash to be generated from operations for the remainder of the year will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations through at least the next twelve months.  The Company expects that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  Management currently has no plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of June 30, 2004:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$512,000	$396,000	$116,000	—	—

Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England, United Kingdom. As of June 30, 2004, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

Certain Factors Affecting Future Operating Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. The discussion highlights some of the risks which may affect future operating results.

Information provided by the Company from time to time including statements in this Quarterly Report on Form 10-Q which are not historical facts are so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company’s product and service offerings, markets and acquisitions; anticipated trends in the Company’s business; the Company’s strategic alliances; changes in the regulatory environment; the Company’s expected liquidity and capital resources and the Company’s critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risks and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risk factors discussed from time to time in the Company’s other filings with the SEC.

Future Operating Results Uncertain.  The Company incorporated and shipped its initial facsimile software products in 1991.  In the years ending December 31, 2001, 2002 and 2003, the Company had operating losses and decreasing revenues. There can be no assurance that the Company will be able to increase its level of revenues or maintain profitability in the future; as the Company’s operating history makes the prediction of future operating results difficult or impossible.  Increases in operating expenses may occur and, together with pricing pressures and a decline in the growth rate of the overall U.S. economy due to factors beyond the Company’s control, may result in a decrease in operating income and operating margin percentage.  The Company’s ability to improve its operating results will depend upon, among other things, its ability to increase sales of the AccuRoute, Genifax and Genidocs software products to new customers as well as increased product penetration into existing customers.  The Company recently commenced its strategic expansion into document routing and distribution software, and has limited financial and operating data and a limited operating history relevant to this solution.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes, the level of acceptance of the Windows NT, Windows 2000, Windows XP and other operating systems, the level of product and price competition, the ability of the Company to establish strategic relationships and develop and market new and enhanced products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future the Company’s operating results will be below the expectations of public market analysts and investors.  In such event, the price of the Company’s common stock would likely be materially adversely affected.

Product Concentration.  To date, much of the Company’s revenues have been attributable to licenses of the Company’s facsimile-based enterprise solutions and related products and services. The Company expects such products and related services to continue to account for much of the Company’s future revenues. However, recently the amount of revenues attributable to the licenses of such products has declined and there can be no assurances that such decline will not continue. Furthermore, the Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  To date, the Company has not recognized a significant amount of revenues from its Genidocs product. The Company expects that its Genidocs products may account for an increasing portion of future revenues. However, there can be no assurances that the Genidocs products will be financially successful or result in any significant revenues. Factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s prospects must be considered in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

New Products and Technological Change.  The markets for the Company’s products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company’s future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company, such as the Genidocs, Genifax and AccuRoute products will achieve continuing market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company’s existing products obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company’s existing product offerings. There can be no assurance that announcements of new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company’s existing or planned products and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Dependence on the Genifax and AccuRoute Product Lines and the Windows 2000/XP environment.  The Company currently derives a significant portion of its revenues from licenses of the Genifax product and related services and resale of related hardware as well as licenses of the AccuRoute product. Continued market acceptance of the Genifax and AccuRoute products are critical to the Company’s future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax and AccuRoute product lines as a result of competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend in large part on new and enhanced versions of the Genifax and AccuRoute products. There can be no assurance that the Company will continue to be successful in marketing the Genifax and AccuRoute products or any new or enhanced versions of the Genifax and AccuRoute products.  There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that such systems will not obviate the need for the Company’s products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Risks Associated with Listing on the Nasdaq SmallCap Market.  On November 26, 2002, the Company transferred from the Nasdaq National Market to the Nasdaq SmallCap Market.  The Company cannot predict the continuance of its listing status in the future including the possibility of delisting from the Nasdaq Small Cap Market.  The delisting of the Company’s common stock from Nasdaq may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock.  Furthermore, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.  The Company’s listing on the Nasdaq Stock Market is highly important to the Company and the Company intends to take reasonable measures to maintain compliance.

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

The document routing and distribution software market includes competitive products from vendors such as e-Copy, Notable Solutions, Inc., and Electronics For Imaging, Inc., as well as software products provided by scanning hardware vendors directly, such as Flowport from Xerox and Globalscan from Ricoh.  Furthermore, these and additional hardware vendors may elect to include new functionality in their hardware which could have the effect of rendering the Company’s products less attractive to end users or distribution partners.  The Company may not be able to compete successfully against these current and future vendors of directly competitive products.  Additionally, many other companies in the image acquisition, workflow, facsimile software, secure messaging software and document management markets have products with functionality that overlaps with, and which over time may become increasingly more competitive with, the Company’s products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of June 30, 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2004. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

As of the end of the fiscal quarter (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 24, 2004.  The following nominees were re-elected as Class I Directors of the Company each to serve for a three-year term or until his successor is elected and qualified:

Nominee	Total Votes for Nominee	Total Votes Withheld for Nominee

Richard D. Cramer	1,692,319	4,240
Andrew E. Lietz	1,692,319	4,240

The term of office of the following directors continued after the meeting:  Arnold E. Ditri (Class II), William C. Styslinger, III (Class II), Robert L. Voelk (Class III), and Martin A. Schultz (Class III).

Item 5.             Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the time period covered by this Quarterly Report on Form 10-Q.

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

(b)         Reports on Form 8-K

The Company filed a Report on Form 8-K, dated March 30, 2004, pursuant to Items 5 and 7 thereof, disclosing that it had completed a private placement of an aggregate of 300,000 shares of its common stock, par value $0.01 per share, at a purchase price equal to $12.00 per share to institutional and other accredited investors and that the Company’s Board of Directors had approved a 2-for-1 stock split in the form of a stock dividend on the Company’s common stock.

The Company filed a Report on Form 8-K, dated March 31, 2004, pursuant to Items 2 and 7 thereof, disclosing that it had agreed to purchased 175,000 shares of its outstanding common stock from an existing stockholder, ASA International Ltd., in a private transaction at a price of $11.50 per share

The Company furnished a Report on Form 8-K, dated April 20, 2004, pursuant to Item 12 thereof, furnishing the results of its operations for the quarter ended March 31, 2004.

The Company filed a Report on Form 8-K, dated April 27, 2004, pursuant to Item 5 thereof, disclosing that it had effected a two-for-one stock split in the form of a stock dividend, which stock split in the form of a dividend was paid to stockholders of record as of April 7, 2004.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

August 10, 2004	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Acting Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

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