Form 10-Q
period 2004-09-30
OMTOOL LTD
filed 2004-11-15
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐   No ☒

There were 3,851,472 shares of the Company’s Common Stock, par value $0.01, outstanding on November 12, 2004.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$10,032,239	$8,242,067
Accounts receivable, less reserves of $123,000 at September 30, 2004 and $367,000 at December 31, 2003	1,269,652	1,535,540
Inventories	37,936	37,632
Prepaid expenses and other current assets	386,330	268,112
Total current assets	11,726,157	10,083,351
Property and equipment, net	242,128	394,623
Other assets	11,563	13,962
Total assets	$11,979,848	$10,491,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$790,039	$883,583
Accrued liabilities	1,176,168	1,202,359
Accrued restructuring	—	443,830
Accrued state sales tax	828,076	1,010,496
Deferred revenue, short term	2,833,599	3,306,474
Total current liabilities	5,627,882	6,846,742
Long term liabilities:
Deferred revenue, long-term	301,764	205,967
Total liabilities	5,929,646	7,052,709

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,367,878 shares at September 30, 2004 and 3,716,878 shares at December 31, 2003; Outstanding — 3,851,472 shares at September 30, 2004 and 3,500,500 shares at December 31, 2003, respectively	43,678	37,169
Additional paid-in capital	35,259,708	31,936,038
Accumulated deficit	(26,565,955)	(27,617,599)
Treasury stock, at cost (516,406 shares at September 30, 2004 and 216,378 shares at December 31, 2003)	(2,649,757)	(877,934)
Accumulated other comprehensive loss	(37,472)	(38,447)
Total stockholders’ equity	6,050,202	3,439,227

Total liabilities and stockholders’ equity	$11,979,848	$10,491,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Software license	$1,011,298	$983,595	$3,314,682	$2,971,873
Hardware	696,715	710,189	2,312,461	1,827,528
Service and other	1,739,991	1,856,348	5,216,520	5,064,671

Total revenues	3,448,004	3,550,132	10,843,663	9,864,072

Cost of revenues:
Software license	32,659	86,820	150,833	237,635
Hardware	404,545	432,000	1,393,065	1,231,520
Service and other	676,073	816,610	2,067,721	2,414,010

Total cost of revenues	1,113,277	1,335,430	3,611,619	3,883,165

Gross profit	2,334,727	2,214,702	7,232,044	5,980,907

Operating expenses:
Sales and marketing	1,013,316	1,038,515	3,045,097	3,707,037
Research and development	478,108	562,893	1,431,273	1,735,014
General and administrative	527,364	796,729	1,799,052	2,354,947
Restructuring	—	806,581	—	806,581

Total operating expenses	2,018,788	3,204,718	6,275,422	8,603,579

Income (loss) from operations	315,939	(990,016)	956,622	(2,622,672)

Interest and other income, net	30,476	67,761	104,931	121,124

Income (loss) before tax (benefit) provision	346,415	(922,255)	1,061,553	(2,501,548)

Tax (benefit) provision	(47,794)	—	9,909	(155,398)

Net income (loss)	$394,209	$(922,255)	$1,051,644	$(2,346,150)

Net income (loss) per share
Basic	$0.10	$(0.26)	$0.28	$(0.67)
Diluted	$0.10	$(0.26)	$0.27	$(0.67)

Weighted average number of common shares outstanding
Basic	3,936,706	3,493,696	3,738,216	3,495,162
Diluted	4,126,239	3,493,696	3,924,607	3,495,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$1,051,644	$(2,346,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation	188,477	323,373
Accounts receivable reserves	(245,033)	(247,912)
Changes in assets and liabilities–
Accounts receivable	522,434	397,151
Prepaid expenses and other current assets	(192,352)	88,252
Inventory	(272)	67,785
Accounts payable	(98,125)	(226,053)
Accrued liabilities	44,170	(202,356)
Accrued state sales tax	(182,420)	(338,558)
Accrued restructuring	(443,830)	725,677
Other assets	2,399	—
Deferred revenue	(384,430)	(96,071)

Net cash provided by (used in) operating activities	262,662	(1,854,862)

Cash Flows from Investing Activities:
Purchases of property and equipment	(35,758)	(180,338)
Purchases of short-term investments	—	(1,999,449)
Proceeds from sale of short-term investments	—	3,596,604

Net cash (used in) provided by investing activities	(35,758)	1,416,817

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,570,856	10,037
Purchase of treasury stock	(2,012,500)	—

Net cash provided by financing activities	1,558,356	10,037

Exchange rate effect on cash	4,912	18,133

Net increase (decrease) in cash and cash equivalents	1,790,172	(409,875)

Cash and cash equivalents, beginning of period	8,242,067	8,192,523

Cash and cash equivalents, end of period	$10,032,239	$7,782,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 as filed with the SEC on March 23, 2004. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s financial results for the first nine months of 2004 improved from the first nine months of 2003 as the Company generated a net profit of $1.1 million in the first nine months of 2004 as compared to a net loss of $2.3 million in the first nine months of 2003.  The improvement in financial results was due primarily to an increase of approximately $1.0 million, or 10%, in total revenues as well as realized operating cost savings resulting from the restructuring charge in 2003.  Management believes that the increase in revenues during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and is also due to greater market acceptance of the AccuRoute™ product, both of which resulted in increased sales bookings for the Company.  Furthermore, management believes that the financial results for the fourth quarter of fiscal year 2004 will exhibit improvement compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter 2003 restructuring.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve further market acceptance.  During the nine months ended September 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement are being used for additional working capital and other general corporate purposes.  Also during the nine months ended September 30, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with cash generated from operations resulted in an increase in cash and cash equivalents of approximately $1.8 million for the nine months ended September 30, 2004. The Company’s cash and cash equivalents at September 30, 2004 were $10.0 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months.

(2)  Net Income (Loss) per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three months and nine months ended September 30, 2003 exclude 740,444 potential common shares from stock options because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period.  For the three months and nine months ended September 30, 2004, the dilutive calculation excludes the potential common shares related to 126,278 and 175,738, respectively, outstanding stock options which have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	3,936,706	3,493,696	3,738,216	3,495,162
Potential common shares pursuant to stock options and warrants	189,533	—	186,391	—
Diluted weighted average shares	4,126,239	3,493,696	3,924,607	3,495,162
Basic net income (loss) per common share	$0.10	$(0.26)	$0.28	$(0.67)
Diluted net income (loss) per common and potential common share	$0.10	$(0.26)	$0.27	$(0.67)

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

During the three months ended September 30, 2004, the Company recorded a net tax benefit of $47,794 resulting primarily from a decrease in the Company’s estimated taxes payable as a result of a revised international transfer pricing agreement with its United Kingdom Subsidiary.  The resulting net tax provision required for the consolidated entity for the nine months ended September 30, 2004, was $9,909 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary.  The provision for the first nine months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

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

(4)  Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$394,209	$(922,255)	$1,051,644	$(2,346,150)
Foreign currency translation adjustments	11,259	7,883	976	6,038
Comprehensive income (loss)	$405,468	$(914,372)	$1,052,620	$(2,340,112)

(5)  Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure to stock-based employee compensation.

	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$394,209	$(922,255)	$1,051,644	$(2,346,150)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(46,452)	(134,974)	(169,422)	(575,156)
Pro forma net income (loss)	$347,757	$(1,057,229)	$882,222	$(2,921,306)

Net income (loss) per share:
Basic, as reported	$0.10	$(0.26)	$0.28	$(0.67)
Diluted, as reported	$0.10	$(0.26)	$0.27	$(0.67)
Basic, pro forma	$0.09	$(0.30)	$0.24	$(0.84)
Diluted, pro forma	$0.08	$(0.30)	$0.22	$(0.84)

(6)       Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003
Accrued health insurance expense	$185,621	$205,547
Accrued salary and salary-related	561,785	466,903
Accrued professional fees	160,885	145,962
Other accrued expenses	267,877	383,947
	$1,176,168	$1,202,359

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

The following table summarizes the restructuring activity for the nine months ended September 30, 2004:

Severance
Ending balance at December 31, 2003	$443,830
Cash payments	(443,830)
Ending balance, September 30, 2004	$—

The total cash impact of the restructuring is $806,581, all of which was paid by the end of the third quarter of 2004.

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

Total revenues from international sources were $403,000 and $2.4 million for the three months and nine months ended September 30, 2004 and $624,000 and $1.8 million for the three months and nine months ended September 30, 2003, respectively.  The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total revenues (1)
United States	$3,044,993	$2,926,623	$8,406,656	$8,083,275
United Kingdom	131,190	237,986	952,161	949,410
Rest of World	271,821	385,523	1,484,846	831,387
	$3,448,004	$3,550,132	$10,843,663	$9,864,072

	September 30, 2004	December 31, 2003
Long-lived assets (2)
United States	$242,465	$392,801
United Kingdom	11,226	15,784
	$253,691	$408,585

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

Overview

Omtool is a leading provider of electronic document delivery and management software that enables efficient, secure, confirmed and cost-efficient document exchange between businesses.  The Company was incorporated in March 1991 and shipped its initial facsimile software products in 1991. Omtool’s products provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats.  Included in the Company’s products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems.  Omtool’s products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase order processing.  Omtool’s products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements.  AccuRoute™, Omtool’s document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived.  In addition, Omtool’s AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information.  Genifax™, Omtool’s enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line.  Genidocs™, the Company’s secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures.  The Company’s AccuRoute software further unifies the codes base and architecture of the Genidocs and Genifax products, coupled with the routing capabilities of AccuRoute’s software platform to provide a truly unique customer specific product to easily manage documents, both paper and electronic, with little or no user training required.  A significant portion of the Company’s revenue is derived from licensing the rights to use its fax software products directly to end-users and indirectly through resellers.

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

The Company’s financial results for the first nine months of 2004 improved from the first nine months of 2003 as the Company generated a net profit of $1.1 million in the first nine months of 2004 as compared to a net loss of $2.3 million in the first nine months of 2003.  The improvement in financial results was due primarily to an increase of approximately $1.0 million, or 10%, in total revenues as well as realized operating cost savings resulting from the restructuring charge in 2003.  Management believes that the increase in revenues during this period is due to increased demand for enterprise software solutions which has led to an increase in information technology spending and is also due to greater market acceptance of the AccuRoute product, both of which resulted in increased sales bookings for the Company.  Furthermore, management believes that the financial results for the fourth quarter of fiscal year 2004 will exhibit improvement compared to the same period in the prior year.  This belief is based on the Company’s current expected level of sales bookings and corresponding revenue growth combined with lower expected operating expenses as a direct result of the Company’s third quarter 2003 restructuring.  However, this expectation may change if the current economic environment changes and softness in information technology spending returns or if the Company’s products do not achieve further market acceptance.  During the nine months ended September 30, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement are being used for additional working capital and other general corporate purposes.  Also during the nine months ended September 30, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury.  These activities along with cash generated from operations resulted in an increase in cash and cash equivalents of approximately $1.8 million for the nine months ended September 30, 2004. The Company’s cash and cash equivalents at September 30, 2004 were $10.0 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures for at least the next twelve months.

Although the Company believes that there has been some recent improvement in the demand for enterprise software solutions and market acceptance of our product, it cannot predict whether or when that market will soften or if market acceptance will change.  If the market or the market acceptance of our product changes, the Company cannot predict whether, and to what extent, the demand for its products will increase or decrease.  Any decrease in demand for the Company’s products would likely result in decreased revenue which would, in turn, have a significant impact on the Company’s financial results because a significant portion of the Company’s operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite savings realized from the Company’s September 2003 restructuring, the Company’s costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby affecting the Company’s operating results.

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

The Company has historically derived a substantial portion of its total revenues from sales within North America. Sales outside of North America (primarily in Europe) represented 18% and 14% of the Company’s total revenues for the nine months ended September 30, 2004 and 2003, respectively.  The Company’s gross profit on these sales approximates the gross profit on sales within North America.  The increase in the percent of sales outside of North America is a result of the Company’s strategy to expand its international presence (primarily in Europe) by increasing investments in sales and marketing efforts directed toward international markets.

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

The Company will continue to leverage its existing distribution channels where appropriate to broaden its reach to the target vertical markets and further penetrate its installed base.  The Company is pursuing sales opportunities via its solution/reseller channel as well as focusing sales efforts on specific market segments in order to facilitate product acceptance.  Sales through the Company’s indirect distribution channels represented 19% and 25% of the Company’s total revenues for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period.  Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract.  Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products.  Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.  If an arrangement includes an acceptance provision regarding the Company’s product meeting published specifications and there are no uncertainties with regard to the customer’s acceptance then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

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

The Company reserves for potential product returns and makes adjustments to the reserve as needed, based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products.  Management’s calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue.   Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.  Similarly, management must make estimates of the Company’s ability to collect on its accounts receivable.  The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest.  Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  The Company reviews the allowance for doubtful accounts on a monthly basis.  Management’s calculation of the estimated accounts receivable reserve is based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable.  The Company does not have any off-balance-sheet credit exposure to its customers.

The Company’s combined accounts receivable and returns reserve was approximately $123,000 and $367,000 at September 30, 2004 and December 31, 2003, respectively.  Both components of calculating the estimated reserve, specific identification and historic experience, are material judgments.  These judgments are based on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Software license	29.3%	27.7%	30.6%	30.1%
Hardware	20.2	20.0	21.3	18.5
Service and other	50.5	52.3	48.1	51.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	1.0	2.4	1.4	2.4
Hardware	11.7	12.2	12.8	12.5
Service and other	19.6	23.0	19.1	24.5
Total cost of revenues	32.3	37.6	33.3	39.4
Gross profit	67.7	62.4	66.7	60.6
Operating expenses:
Sales and marketing	29.4	29.3	28.1	37.5
Research and development	13.9	15.9	13.2	17.6
General and administrative	15.3	22.4	16.6	23.9
Restructuring	—	22.7	—	8.2
Total operating expenses	58.6	90.3	57.9	87.2
Income (loss) from operations	9.1	(27.9)	8.8	(26.6)
Interest and other income, net	0.9	1.9	1.0	1.2
Tax (benefit) provision	(1.4)	—	0.1	1.6

Net income (loss)	11.4%	(26.0)%	9.7%	(23.8)%

Gross profit:
Software license	96.8%	91.2%	95.4%	92.0%
Hardware	41.9	39.2	39.8	32.6
Service and other	61.1	56.0	60.4	52.3

Three Months Ended September 30, 2004 and 2003

Revenues

Total Revenues.  The Company’s total revenue was $3.4 million and $3.6 million for the three months ended September 30, 2004 and 2003, respectively.

Software License.  Software license revenue was $1,011,000 and $984,000 for the three months ended September 30, 2004 and September 30, 2003, respectively.  Software license revenue accounted for 29% and 28% of total revenues for each respective period.  Included in software license revenue for the three months ended September 30, 2004 and 2003 is a reduction of $19,000 and $55,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Software license revenues for the three month period ended September 30, 2004 reflected an overall increase in demand for the Company’s AccuRoute product while the Company’s legacy fax product line exhibited a decline compared to the three month period ended September 30, 2003.  Revenues from the Company’s AccuRoute product, which requires no hardware related components, represented 46% and 19% of software sales for the three month period ended September 30, 2004 and 2003, respectively.  Software revenues from the Company’s legacy fax product line represented 54% and 81% of software sales for the three month period ended September 30, 2004 and 2003, respectively.  The growth of the AccuRoute product line is a result of greater market acceptance of the product.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue will constitute a larger percentage of its total revenue if demand for its newer products which do not require the purchase of additional hardware, such as AccuRoute, continue to gain additional market acceptance.

Hardware.  Hardware revenue was $697,000 for the three months ended September 30, 2004 and $710,000 for the three months ended September 30, 2003, representing a decrease of 2%.  Hardware revenue accounted for 20% of total revenue for each respective period.  The decrease in hardware revenue is primarily driven by the fact that less of the Company’s legacy fax products were sold in the three months ended September 30, 2004 than were sold in the three months ended September 30, 2003 resulting in a decrease in accompanying hardware sales. Hardware revenue for the three month period ended September 30, 2004 and 2003, includes $6,000 and $19,000, respectively, of revenue associated with a reduction in the sales returns and allowance reserve based on the Company’s determination of risk of potential returns related to specific customer accounts.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continue to gain additional market acceptance.

Service and Other.  Service and other revenue decreased by 6% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Service and other revenue was $1.7 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively.  Service and other revenue accounted for 50% and 52% of total revenues for each respective period. The decrease in service and other revenue and as a percentage of total revenue is primarily due to a decrease of approximately $170,000 in consulting and installation revenues for the three months ended September 30, 2004 as compared to the same period in 2003.  The Company cannot accurately predict the future demand for consulting and installation services but generally expects such revenues to correlate to software revenues in the future.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the three months ended September 30, 2004 decreased by 62% or $54,000 during the quarter to $33,000 compared to $87,000 during the corresponding period in 2003.  The decrease is due primarily to the fact that the Company replaced third-party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold.  This decrease is also reflected in software license gross margin as it improved to 97% from 91%.  The Company has recently added additional third-party software into its products and expects that its software license cost of revenue as a percent of software license revenue will increase slightly in the future.

Hardware.  Cost of hardware revenue consists primarily of the costs of third-party hardware products. Cost of hardware revenue was $405,000 and $432,000 for the three months ended September 30, 2004 and 2003, respectively, representing 58% and 61% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying sales of the Company’s software products. The gross margin percentage for hardware sales improved to 42% from 39% for the three month periods ended September 30, 2004 and 2003 due to a change in the particular mix of hardware products sold.  The Company does not expect that its per unit cost of hardware products will change significantly enough through the remainder of 2004 such that it would have a material impact on hardware margins in the future.

Service and Other.  Cost of service and other revenue consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $676,000 and $817,000 for the three months ended September 30, 2004 and 2003, respectively, representing 39% and 44% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 61% for the three months ended September 30, 2004, compared to 56% in the same period in 2003.  The decrease in cost of service and other revenue and the increase in gross margin percentage is due to a decrease in the number of employees and the associated overhead costs resulting from restructuring that occurred in the third quarter of 2003.  The Company does not expect any significant variances in its service and other gross margins during the fourth quarter of fiscal year 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.0 million for each of the three months ended September 30, 2004 and 2003, respectively, or 29% of total revenues for each respective period. The Company expects that its sales and marketing expenses will increase in absolute dollars as additional sales staff is added during the year.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $478,000 for the three months ended September 30, 2004 and $563,000 for the three months ended September 30, 2003, representing 14% and 16% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel due to the restructuring that occurred in the third quarter of 2003.  Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and updated versions of its existing products.  The Company expects research and development expenses to increase in absolute dollars as it continues to invest in its products.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $527,000 and $797,000 for the three months ended September 30, 2004 and 2003, respectively, or 15% and 22% of total revenues for each period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel and a decrease in professional expenses.  The decrease is also due to a $67,000 reduction in the Company’s accrual for state sales and other local taxes for the three month period ended September 30, 2004.  The Company expects that it may experience increases to general and administrative expenses in the form of professional fees and consulting expenditures in the fourth quarter of 2004 as it continues to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consist principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $30,000 for the three months ended September 30, 2004 and $68,000 for the three months ended September 30, 2003.  Included in the $68,000 for the three months ended September 30, 2003 was $51,000 from the sale of common stock of Verso Technologies, Inc. (“Verso”). The remaining increase in interest and other income (excluding proceeds from the sale of Verso stock) is due to a higher rate of return on the Company’s investments. The Company expects that interest and other income will be relatively stable for the fourth quarter of 2004.

Provision for Income Taxes.  During the three months ended September 30, 2004, the Company recorded a net tax benefit of $47,794 as a result of a decrease in the Company’s estimated taxes payable resulting from a revised international transfer pricing agreement with its United Kingdom Subsidiary.  The Company did not record a tax provision during the three months ended September 30, 2003 as the Company was in a loss position.

Nine Months Ended September 30, 2004 and 2003

Revenues

Total Revenues.  The Company’s total revenue was $10.8 million and $9.9 million for the nine months ended September 30, 2004 and 2003, respectively.

Software License.  Software license revenue was $3.3 million for the nine months ended September 30, 2004 and $3.0 million for the nine months ended September 30, 2003, representing an increase of 12%.  Software license revenue accounted for 31% and 30% of total revenues for each respective period.  The increase in software license revenue is due to an improvement in the demand for enterprise software solutions resulting in higher software revenue for the Company.  Software license revenue for the nine month period ended September 30, 2004 reflect an overall increase in demand for the Company’s

AccuRoute product while the Company’s legacy fax product line exhibited a decline compared to the nine month period ended September 30, 2003.  Revenues from the Company’s AccuRoute product represented 39% and 10% of software license revenue for the nine month period ended September 30, 2004 and 2003, respectively.  Software license revenue from the Company’s legacy fax product line represented 61% and 88% of software license revenue for the nine month period ended September 30, 2004 and 2003, respectively.  Genidocs and Swiftwriter account for the other 2% of software license revenue for the nine month period ended September 30, 2004.  The growth of the AccuRoute product line is a result of greater market acceptance of the product.  Included in software license revenue for the nine months ended September 30, 2004 and 2003 is a net reduction of $159,000 and $160,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue will constitute a larger percentage of its total revenue in the future if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continues to gain additional market acceptance.

Hardware.  Hardware revenue was $2.3 million for the nine months ended September 30, 2004 and $1.8 million for the nine months ended September 30, 2003, representing an increase of 27%.  Hardware revenue accounted for 21% and 19% of total revenue for each respective period.  The increase in hardware revenue is due to an increase in demand from existing customers who have upgraded information systems hardware in their worldwide locations.  Included in hardware revenue for the nine months ended September 30, 2004 and 2003 is a reduction of $50,000 and $53,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  Though the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if demand for its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continue to gain additional market acceptance.

Service and Other.  Service and other revenue increased by 3% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Service and other revenue was $5.2 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively.  Service and other revenue accounted for 48% and 51% of total revenues for each respective period.  The increase in service and other revenue is primarily due an increase in maintenance revenues from a larger installed customer base.  The decrease in service and other revenue as a percent of total revenues is due primarily to the increase in both software license and hardware revenue.

Cost of Revenue

Software License.  Cost of software license revenue for the nine months ended September 30, 2004 decreased by 37% or $87,000 to $151,000 compared to $238,000 during the corresponding period in 2003.  The decrease is due primarily to the fact that the Company replaced third-party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold.  This decrease is also reflected in software license gross margin as it improved to 95% from 92%.  The Company has recently added additional third-party software into its products and expects that its software license cost of sales as a percent of software license revenue will increase slightly in the future.

Hardware.  Cost of hardware revenues was $1.4 million and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively, representing 60% and 67% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues was due primarily to the increase of hardware unit sales.  The gross margin percentage for hardware sales improved to 40% from 33% for the nine month periods ended September 30, 2004 and 2003 due to a change in the particular mix of hardware products sold.  The Company does not expect that its per unit cost of hardware products will change significantly enough through the remainder of 2004 such that it would have a material impact on hardware margins in the future.

Service and Other.  Cost of service and other revenues was $2.1 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively, representing 40% and 48% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 60% for the nine months ended September 30, 2004, compared to 52% in the same period in 2003.  The increase in gross margin and the decrease in the cost of service and other revenues is due to a decrease in the number of employees and the associated overhead costs resulting from the restructuring that occurred in the third quarter of 2003.  The Company does not expect any significant variances in its service and other gross margins during the fourth quarter of fiscal year 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $3.0 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively, or 28% and 38% of total revenues for each respective period.  The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003.   Additionally, the Company reduced its trade show expenses during the first nine months of 2004 as compared to the first nine months of 2003.  The Company expects that its sales and marketing expenses will increase in absolute dollars as additional sales staff is hired throughout the year.

Research and Development. Research and development expenses were $1.4 million for the nine months ended September 30, 2004 and $1.7 million for the nine months ended September 30, 2003, representing 13% and 18% of total revenues for each respective period.  The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the associated costs of supporting such personnel due to the restructuring that occurred in the third quarter of 2003.  Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and updated versions of its existing products.  The Company expects research and development expenses to increase in absolute dollars as it continues to invest in its products.

General and Administrative.  General and administrative expenses were $1.8 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively, or 17% and 24% of total revenues for each period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting such personnel and a decrease in depreciation and management consulting expenses.  The decrease is also due to a $123,000 reduction in the state sales tax accrual for the nine month period ended September 30, 2004 resulting from a refinement in the Company’s methodology for accrual of sales taxes based on activity in the state as a basis for determining nexus.  The Company expects that it may experience increases to general and administrative expenses in the form of professional fees and consulting expenditures in the remaining quarters of 2004 as it continues to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $105,000 for the nine months ended September 30, 2004 and $121,000 for the nine months ended September 30, 2003.  Also included in the nine months ended September 30, 2004 interest and other income is other income of $2,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  The fair value of the warrant is marked to market in each financial reporting period resulting in future changes in fair value which are recorded in income and other expenses.  The Company’s warrant to purchase 8,580 shares of Verso common stock expires in November 2005.  This increase in interest and other income is a result of a higher cash balance as well as a higher interest rate for the nine months ended September 30, 2004.  The Company expects that interest and other income will be relatively stable quarter over quarter for the remainder of 2004.

Provision for Income Taxes.  During the three months ended September 30, 2004, the company recorded a net tax benefit of $47,794 resulting primarily from a decrease in the Company’s estimated taxes payable as a result of a revised international transfer pricing agreement with its United Kingdom Subsidiary.  The resulting net tax provision required for the consolidated entity for the nine months ended September 30, 2004, was $9,909 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary.  The provision for the first nine months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

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

Liquidity and Capital Resources

Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and common stock and the Company’s initial public offering of Common Stock completed in August 1997. At September 30, 2004, the Company had cash and cash equivalents of $10.0 million and working capital of $6.1 million.

The Company’s operating activities provided cash of $263,000 for the nine months ended September 30, 2004 and used cash of $1.9 million for the nine months ended September 30, 2003.  Management restructured the organization in September 2003 to reduce operating expenses and help preserve cash.  Management believes that these reductions along with anticipated revenue for the remainder of fiscal year 2004, will lead to sufficient cash for at least the next twelve months.  Net cash provided during the nine months ended September 30, 2004 consisted primarily of a net profit from operations, depreciation and amortization and a decrease in accounts receivable partially offset by an increase to prepaid expenses and other current assets a decrease to the accounts receivable reserve, a decrease in accrued restructuring, and decreases in deferred revenue and accrued state sales tax.  The decrease in accounts receivable is due primarily to the continued efforts by management to continue to improve its working capital by expediting the collection of accounts receivable.  The increase in prepaid expenses and other current assets is due to the payment of insurance premiums that are expensed throughout the year.  The decrease in the accounts receivable reserve relates primarily to specific accounts where the Company has determined that the risk of a return is no longer present.  The decrease to deferred revenues is due to the recognition during the first nine months of 2004 of previously deferred revenues.  The decrease in accrued restructuring reflects the final severance payments relating to the September 2003 restructuring and the decrease to accrued state sales tax is a result of continued settlement with states in which the Company may have nexus along with a refinement in the Company’s methodology for accrual of sales taxes based on activity in the state as a basis for determining nexus.  Net cash used in operations during the nine months ended September 30, 2003 resulted from a net loss from operations and decreases in accounts payable, accrued liabilities, accrued sales tax and accounts receivable reserve offset by depreciation and amortization; an increase in accrued restructuring and a decrease to accounts receivable.

Investing activities used cash of $36,000 and provided cash of $1.4 million during the nine months ended September 30, 2004 and 2003, respectively.  During the nine months ended September 30, 2004, the sole use of cash was for purchases of property and equipment. Property and equipment purchases were predominately of computer related software and hardware products. During the nine months ended September 30, 2003, the principal uses were purchases of property and equipment and short-term investments, offset by proceeds from the sale of short-term investments.  The Company does not currently anticipate any significant changes to its level and purpose of cash used in investing activities for the remainder of fiscal year 2004.

Financing activities provided cash of $1.6 million and $10,000 for the nine months ended September 30, 2004 and 2003, respectively.  Cash provided for the nine months ended September 30, 2004 was due to the net proceeds from the issuance of common stock.  On March 30, 2004, the Company completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement, which totaled $3.6 million, are to be used for additional working capital and other general corporate purposes. This was offset by a cash usage of $2.0 million during the six months ended September 30, 2004 as the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and will be held in treasury. Cash provided by financing activities for the nine months ended September 30, 2003 was due primarily to net proceeds from the issuance of common stock related to the Company’s employee stock purchase program.

Based on its first three quarters performance and current expectations for the remainder of 2004, the Company believes that the current cash and cash equivalents balance as well as the expected cash to be generated from operations for the remainder of the year will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations through at least the next twelve months.  The Company expects that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  Management currently has no plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of September 30, 2004:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$447,000	$389,000	$58,000	—	—

Operating lease requirements consist mainly of lease payments for the Company’s offices in Salem, NH and London, England, United Kingdom. As of September 30, 2004, the Company did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

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

Intense Competition.  The document routing and distribution software, secure business-to-business electronic document exchange solution and enterprise, and client/server facsimile solution markets are intensely competitive and rapidly changing and the Company expects competition to continue to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance; reliability and features; product adoption; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors; the emergence of new computer-based facsimile and secure business-to-business electronic document exchange solutions and standards; name recognition; the establishment of strategic alliances with industry leaders and industry and general economic trends.

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

Many of the Company’s competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company’s products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior-in terms of price and performance features-to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins.  Changes in government laws and regulations may also affect our ability to maintain competitiveness.  Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company’s ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

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

Ability to obtain Additional Financing.  The Company expects that its current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months.  The Company may need to raise additional funding at that time or earlier if it decides to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if it increases its marketing and/or research and development efforts in order to respond to competitive pressures.  The Company cannot be certain that it will be able to obtain additional financing on favorable terms, if at all.  The Company may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders.  If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm its business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of September 30, 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2004. Currently, the Company does not engage in foreign currency hedging activities.

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

Item 6.     Exhibits

Exhibits

10.17	Form of Incentive Stock Option Agreement

10.18	Form of Incentive Stock Option Agreement

10.19	Form of Non-Qualified Stock Option Agreement

10.20	Form of Non-Qualified Stock Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

November 15, 2004	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Acting Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

10.17	Form of Incentive Stock Option Agreement

10.18	Form of Incentive Stock Option Agreement

10.19	Form of Non-Qualified Stock Option Agreement

10.20	Form of Non-Qualified Stock Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.