Form 10-K
period 2004-12-31
OMTOOL LTD
filed 2005-03-29
CIK 1020579

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File Number 0-22871

OMTOOL, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0447481 (I.R.S. Employer Identification Number)
8A Industrial Way, Salem, NH (Address of Principal Executive Offices)	03079 (Zip Code)

Registrant's telephone number, including area code: (603) 898-8900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2004 was approximately $31.0 million.

        The number of shares outstanding of the Registrant's common stock as of March 23, 2005 was 3,854,580.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

        Omtool, Ltd. ("Omtool" or the "Company") provides enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange. Omtool accomplishes this by integrating with industry-leading e-mail messaging, enterprise resource and document management systems to add secure delivery and high volume fax functionality to a company's existing communication infrastructure. Because paper remains an integral part of many business processes, Omtool also provides software products that incorporate electronic delivery, security and billing functionality into industry-leading multifunction and scanning devices.

        AccuRoute®, Omtool's document routing and distribution software product, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived. In addition Omtool's AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs™ product line. Genidocs, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Omtool's AccuRoute software further unifies the code bases and architecture of the Genidocs and Genifax product lines, with enhanced routing capabilities to provide a truly unique customer specific product to easily manage documents, both paper and electronic, with little or no user training required.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multifunctional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems and are licensed on a combination server/seat basis or on a server only or seat only basis. To address the needs of large enterprises, Omtool's products are modular and scaleable; communication capacity can be implemented and added over time through the addition of system components and connectors as needed to keep pace with demand. Additional Omtool servers can be added to a configuration to provide failover through redundancy, helping to ensure continuous operation. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to consolidate functionality of all its products into a single, configurable platform. Omtool also intends to expand the level of integration with complimentary technologies such as document and record management products, and extend its document capture capability to include virtually all multifunctional devices and scanners. In doing so, Omtool will be pursuing a leadership position in the broader document delivery/exchange and management market which it believes will grow in response to increasingly regulated communications. Omtool will continue to focus on those vertical markets where regulations and or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

        The Company's server products are optimized for the Windows server operating systems, with client applications that run with various versions of Microsoft Windows. In addition, Omtool has integrated its electronic document exchange capabilities with Microsoft Exchange, Lotus Notes, and Novell GroupWise, offering users the ability to initiate, control and monitor electronic document exchange and track transactions from within their existing e-mail client application, thus eliminating the need for and expense of deploying and managing proprietary applications to corporate desktops. In addition, with the development of Omtool's AccuRoute software, similar document exchange capabilities are available for paper documents. In recognition of the prevalence and wide acceptance of Adobe's Portable Document Format ("PDF") as a popular and sometimes regulated exchange format, Omtool's products have the capability to convert and send PDF documents. Omtool's products also include the ability to convert and deliver to the user's desktop, as both fax and secure e-mail, documents in PDF format. In addition, archive options enable Omtool users to view and archive inbound PDF documents to resident document management systems, fully-profiled (an important issue for users of document management systems since it is the document profile that enables users to search for and find documents quickly) with essentially single-click simplicity.

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

Industry Background

        To remain competitive in today's marketplace and to comply with emerging government mandates and regulations, companies must focus on improving and streamlining the exchange and management of documents, both within and beyond their organizations. Growth in electronic communication is being driven by productivity and efficiency demands, the information sharing requirements of dispersed organizations, the emergence of the virtual enterprise incorporating suppliers, customers and other business partners, evolving regulatory requirements and the general globalization of markets. Enterprises have responded to the need for improved communications through a combination of telephony, fax, e-mail and groupware solutions. Currently fax and e-mail are the electronic messaging standard for the movement of information. The realization of a fully electronic environment continues to fall short of expectations because of the existence and continued reliance on paper as a means of exchange, collaboration and storage.

        While a significant amount of all documents originate in electronic form, often they are faxed after being printed. Paper is still a primary medium for exchange, collaboration and final delivery. Omtool, recognizing the continued prevalence of hardcopy documents, has through strategic partnerships, product development and enhancements developed its AccuRoute software—a server-based application that leverages the existing electronic delivery and management tools embodied in the Genifax and Genidocs product lines—to enable users to deliver, manage and archive hardcopy documents electronically. These products enable efficient, secure and controlled electronic delivery and electronic archiving, making hardcopy content available across the enterprise for easy reuse and redistribution. Omtool believes that significant opportunities exist in the high volume application market for faxing from data-centric applications, situations where facsimile technology is used in the context of legal requirements and mission critical business processes where fax is the standard for electronic document exchange.

        Omtool's products enable users to streamline the handling and management of business documents and assists businesses in complying with government regulations such as the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The features are also useful to any business that wants to track and archive documents and its transactions, as well as secure and protect private information. Included in the Company's products is a suite of utility and control functions that enables the conversion of paper documents to standard electronic formats and integrates with industry recognized document and records management systems. Omtool's products enable the integration of business processes that include the exchange of hard copy and electronic documents such as legal contracts, financial transactions, medical records and purchase orders. Omtool's products minimize risks by preserving the security of high value documents while facilitating increased productivity, reducing costs and fulfilling emerging business requirements.

        As business-to-business transactions continue to migrate to the Internet, and issues of privacy, confidentiality, tracking and archiving become the subject of governmental regulation, businesses may increasingly seek ways to address these issues through technological solutions that combine a secure Internet-based electronic document exchange that acts as an alternative solution to paper-based document communications. Further, businesses may increasingly seek solutions that provide the ability to quickly or automatically archive documents and that leverage existing hardware and networks to capture, convert and manage information that exists solely in paper or hardcopy form. These solutions must enable businesses to extend and enhance their existing enterprise and web-based technology to provide the reliable and secure exchange, tracking and archiving of electronic and hardcopy documents required for business-to-business Internet communication and document delivery. In addition, these solutions must be user-friendly and cost-effective to install, manage and use. Omtool believes that existing e-mail systems do not adequately address the issues that are critical to insuring privacy and confidentiality in the electronic exchange of documents and business-to-business communications, such as content encryption, authentication, and notification of delivery, non-repudiation and digital signatures. Document management system vendors tend to approach the issues from the point of view of archiving only, thereby potentially not incorporating all of the necessary features or being simple enough to execute to warrant enterprise-wide adoption. Scanner and multifunctional device manufacturers, for the most part, have incorporated scan-to-delivery functionality on a relatively limited basis, leaving important tasks such as document profiling to the user as a "post scan" task. Further, most of these manufacturers do not address the issue of confidential point-to-point document delivery. Omtool has developed a suite of interwoven server and desktop products that provides enhanced, secure enterprise document exchange, incorporating hardcopy seamlessly and providing integrated archiving that will enable companies to meet the needs of businesses for efficient, electronic document exchange and compliance with emerging regulatory requirements.

The Omtool Solution

        Business documents are typically exchanged in one of three ways: by e-mail, fax or paper. Omtool's enterprise software brings these channels together so that users can control, manage, archive and confirm the secure delivery of every important document leaving the office—without changing existing work habits. Omtool adds the functionality and security missing from existing messaging, multifunction, enterprise resource planning and document management systems. Omtool's security, along with its hardcopy and fax archive features, helps companies meet ever-increasing government mandates and best practice policies that require the protection and preservation of confidential business and personal information that is transmitted electronically. Omtool's enterprise software and desktop application cost-effectively adds accountability, improved security and archiving, and easy access to popular document management systems for electronic document transactions.

        Omtool's products provide users with an extensive, flexible feature set that converts, transmits, receives, and automatically archives documents in electronic formats. This enables users to streamline the handling and management of business documents and assists businesses with complying with government regulations. Corporate customers deploy the Company's products as a key component of business process systems. Examples of deployment of the Company's products include: legal document exchange, financial transactions, medical records, insurance claims, purchase order processing and sales quoting.

        The Company has invested heavily in re-architecting its core processing platform to be the common engine that supports all of Omtool's document exchange features and functionality. The common engine is referred to as the Omtool Messaging Server, and the base product that supports this new engine is its AccuRoute software.

AccuRoute

        Omtool's AccuRoute software enables users to capture and convert hardcopy documents to either an un-editable image-based format such as a tagged image file format ("TIFF") or a PDF, or an editable text-based format such as PDF text, Microsoft Word document file or Rich Text Format, and then route and archive the document to various document delivery and document storage systems. The product provides a universal capability that works with any brand of scan-enabled multi-function device ("MFD") or scanner by virtue of moving the process of defining the document capture and delivery options away from the device's control panel and to the end user's desktop computer. The AccuRoute software's desktop feature allows the user to pre-define the desired document routing workflow, taking full advantage of the systems that are present on the end user's desktop, including access to the corporate global address list and personal contacts as well as the document import/indexing functionality of the document/records management system ("DMS"). Once defined, this routing information is stored on the AccuRoute server and assigned a unique code, known as an embedded directive. That embedded directive code is then inserted into a single-page, intelligent routing sheet and delivered back to the end user on his desktop. At the MFD, rather than using the front panel to create the same routing list (if the capability even exists in the device), the user simply scans the hardcopy document with the routing sheet added to it, and directs the scanned image to the AccuRoute server. The AccuRoute server then locates and reads the embedded directive code printed on the routing sheet, looks up the associated routing instructions and routes the document accordingly. Stored as a PDF, the intelligent routing sheet can be archived for re-use, distributed to team members or posted on a web site for general use routing documents to a predefined set of destinations.

        The modular design of the message server platform allows an organization to deploy a basic AccuRoute scan-to-route system for document capture, delivery and archive, adding full enterprise fax functionality through Genifax, including desktop and scan-to-fax, as needed simply by purchasing the appropriate components and fax modem hardware. Document routing instructions encoded in an embedded directive can be combined with server routing rules to automatically archive inbound faxes in the resident document management system as well as route to numerous other locations. This type of automated document routing streamlines paper intensive processes by eliminating the in-house scanning step, as the document is essentially scanned when it is faxed, and provides efficient routing of electronic documents.

        Omtool's fax-based client/server software-based platform deployed as part of a full AccuRoute system or solely as part of the Genifax product, can be configured to process automatically data-streams from back-office manufacturing and other applications for automatic electronic exchange, thus providing a potential cost-savings in terms of materials and manpower.

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

        Continue to Enhance Existing Products.    The Company intends to continue to add features to and consolidate its existing product offerings and to form strategic technology and distribution partnerships to further penetrate its markets.

        Maintain Technology Leadership in the Enterprise Market.    The Company intends to continue to invest in its electronic document delivery strategy through integration with other document and records management system platforms, by continuing to refine the Omtool message server based platform with additional features, and by integrating with other third-party systems. In addition, where appropriate, Omtool will continue to invest in and refine its fax and secure messaging technologies as part of the evolution of the AccuRoute platform to keep pace with customer requirements. Where opportunities exist, Omtool will investigate repackaging parts of its existing technology to address opportunities that the Company believes exists for low cost, distributed products that provide limited document exchange capabilities.

        Leverage Installed Base of Customers.    The Company believes that with the AccuRoute platform, opportunities exist to expand the user-base of its products and expand the use of its software applications at the Company's existing customer installations. The Company intends to pursue these opportunities by leveraging both its solution/reseller channel and maintaining its direct sales force. In addition, the Company believes that its ability to maintain a high level of customer satisfaction among its customer base is of critical importance in marketing its current and future products to new customers, as well as to the Company's installed base. The Company will actively seek opportunities to sell its AccuRoute platform capabilities to existing customers who are currently using the Genifax software, specifically highlighting how the AccuRoute platform improves processes, reduce costs and address regulatory issues relating to information archiving and access.

        Focus on Vertical Market Opportunities.    The Company believes that opportunity exists for its electronic document delivery solutions in specific vertical markets. The Company has achieved success in the legal, healthcare, finance and Fortune 1000 markets and intends to continue to focus its marketing and sales efforts on those markets.

        The Company plans to continue to broaden its exposure within the legal market. Omtool products are particularly suited to the document-centric environment existing in law firms. Many of these firms have a need to convert current as well as legacy paper based documents into electronic files that can be archived in document or records management systems. Ideally, these electronic documents should be in a searchable format and properly profiled so that they can be accessed once they are stored.

        Omtool's AccuRoute product enables law firms to quickly, easily and conveniently convert paper documents using a one scan process that can be carried out on any number of networked, scan enabled office devices. These scan files are converted (through the AccuRoute application) to selected formats including searchable PDF—a format required by many law firms. AccuRoute can deliver these files to multiple recipients via fax and email and also store them in a document repository. AccuRoute is tightly integrated with popular document systems such as Interwoven/iManage, Hummingbird, and WORLDOX, and provides access to their native profiling screens to capture document information at the time of prescan, thus allowing law firms to take full advantage of their document archiving systems.

        The Company believes that government regulations regarding privacy and the need to better manage paper documents will drive many healthcare organizations to re-examine existing methods of delivering patient-related information and investigate ways to streamline paper-based processes to improve efficiency and eliminate redundancy. Today, healthcare organizations use e-mail and fax to communicate patient information between providers of healthcare services, payor organizations and private corporations. With the formalization of the HIPAA regulations for document portability and privacy, both e-mail and fax communications must undergo significant changes to insure that confidential patient information remains confidential, as required by HIPAA. Omtool's products provide a fully-capable fax and e-mail solution that is designed to comply with HIPAA regulations. The solutions combine both procedural changes to physical workflow and technological changes. The healthcare market represents a major opportunity for Omtool's products and will be a vertical market focus.

        The Company will also seek new opportunities to leverage its document capture and archiving capabilities as government mandates such as Sarbanes-Oxley dictate policy for tracking, securing and archiving any and all communications and documents relating to financial reporting.

        Leverage Distribution Channels and Maintain Direct Sales Organization.    The Company believes that success in the market requires it to expand its distribution base to broaden both its reach into the target vertical markets and to penetrate further its installed base. Additionally, the Company will continue to use direct sales efforts where appropriate to focus on account management. The Company continues to refine its domestic and international distribution network with the goal of developing close business partner relationships that will augment its distribution channels, compliment its direct sales efforts and provide market strength in various geographic regions.

        Increase International Sales Presence.    The Company intends to increase its international presence (primarily in Europe) in order to address its target markets outside of the United States and to serve customers that operate on a multi-national basis. In 2002, 2003 and 2004, approximately 19%, 23% and 22%, respectively, of the Company's total revenues were derived from sales outside of United States (primarily in Europe).

        Promote Leadership in the Microsoft Server and Messaging Environments.    Windows server technology has become the dominant server operating system in the enterprise environment for messaging-based applications. The Company intends to continue its focus on near-term research and development, marketing and sales efforts to take advantage of currently available Windows server functionality, as well as those offered in future Microsoft operating and messaging systems.

        Promote Leadership in the Document Capture and Delivery Software Environment.    The AccuRoute platform provides a common set of document capture and distribution tools across a broad set of multifunction devices from virtually all manufacturers. The Company believes that business enterprises and other organizations will adopt policies to control more effectively information exchange and archiving as reliance on paper will increasingly become an obstacle since it does not fit into the e-mail culture of today's business environment. The AccuRoute platform provides a simple solution to the problem by enabling any MFD to become a means of seamlessly bridging the paper/electronic gap. Because it is not hardware dependent, the Company's solution is ideal for mixed device environments.

        Continue to Pursue Strategic Relationships.    The Company has and will continue in the future to form strategic relationships with leading providers of products and services that are complementary to the Company's offerings. The Company believes that these relationships will provide both a valuable source of sales leads and exposure of its products to new markets and prospective customers.

        The Company has strategic alliances with companies such as Xerox, Inc., Ricoh and Hewlett-Packard Company, providers of digital scanning multi-function devices that, when combined with the Company's software products, enable users to easily integrate hardcopy documents into the electronic workflow. The Company believes that these strategic alliances will expose it to additional opportunities in the corporate, legal and healthcare markets. Other strategic alliances include Interwoven/iManage, Hummingbird, EMC/Documentum, World Software and AccuTrac, providers of information and collaboration management software for enterprises.

Current Products and Services

AccuRoute

        Omtool's AccuRoute software enables users to deliver hardcopy documents from any brand of digital scanning and multi-function devices to multiple recipients via a number of channels simultaneously in a method that is as simple as using a photocopier. The multiple channels consist of fax, e-mail, archive to a resident document/records management system or network file share, or print on any network connected printer. The AccuRoute software uses an intelligent routing page, created at the user's desktop that encodes the document routing information (a recipient list with corresponding delivery channels, as well as the printing and document management information). The AccuRoute software's routing sheet can be archived for re-use, included as an attachment to an email document (that can also contain an additional document attachment) and routed to the AccuRoute server for processing and delivery or printed, added to the paper document and scanned at the network-connected device.

Genifax

        Omtool's Genifax software is multi-tiered client/server software for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, the Genifax software is designed to be deployed on heterogeneous, multi-platform networks and to integrate with desktop and enterprise software applications. The Genifax software has been designed for high availability and high use incorporating features and capabilities essential for these criteria. These features include:

  •
  Redundancy and failover capability to ensure a failsafe system where fax-based messaging is mission critical;

  •
  Fax Center as the administrative tool to replace the traditional fax room and manual distribution by providing controlled delivery of inbound fax messages. The Fax Center operator can route by content, recipient, combine multiple faxes, annotate, forward and profile and archive in the resident Document Management Systems ("DMS") all from the desktop. Embedded directives, combined with routing rules, automatically route inbound faxes to predefined recipients using proprietary coding;

  •
  Approval workflow that allows administrative review and approval for both inbound and outbound activity;

  •
  The ability to configure the system to receive fax messages as image-based (non-editable) or text based (editable) PDF;

  •
  Enhanced web client enables users to send, receive, manage and view status of their fax inbox. The Genifax web client is an alternative to the email based send form for organizations wishing to keep email and fax traffic separate; and

  •
  The Genifax software private fax feature that ensures the sender that the recipient fax machine is identified prior to the actual delivery.

The private fax feature has specific utility to the legal, healthcare and financial services markets, as well as other markets where maintaining confidentiality of faxed documents is either a regulated requirement or a best practice. An administrator may also take advantage of password/security features native to the Windows server operating system to provide needed protections.

        Genifax LE software is an enterprise fax server, based on the Genifax architecture, with features and integrations developed specifically for the legal market and builds on Omtool's success and reputation in the legal market. In addition to a cost recovery component that enables law firms to track each delivery transaction and export the data to popular time and billing systems, Genifax LE software includes client software that integrates with existing DMS enabling users to queue and send documents as faxes from within the DMS application. Similar integration with popular office applications allows users to queue and send a document as a fax from the application in which it was created simply by "printing" the document using the Genifax LE software printer driver. These features set Genifax LE software apart in the fax market by delivering critical electronic document delivery and control features to the legal desktop in the context of existing work-flows and habits.

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

        Genidocs LE software is designed specifically for law firms. It provides a cost-effective, user-friendly means to package effectively and deliver and manage securely electronic delivery of high-value, confidential or time-sensitive documents. The Genidocs LE software expands the core functionality of the Genidocs product with features specific to the legal market. The Genidocs LE's software confirmed and secure electronic document delivery capabilities integrate readily with existing e-mail, document management and time and billing systems to provide:

  •
  Automated PDF conversion and delivery;

  •
  Cost recovery tracking and client bill-back reporting;

  •
  Document management archiving;

  •
  Encryption (including public-key infrastructure ("PKI"));

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

Hardware

        The Company resells from third-party vendors certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers and hardware is not required to be purchased from the Company and can be alternatively obtained from a third party vendor. The fax boards and fax modems that are resold are not functional without the Company's software and the Company is not in the business of selling fax boards and modems generally.

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

Sales and Marketing

        The Company targets large and mid-sized corporations, business and healthcare organizations, financial institutions, law firms and government entities as the primary markets for its electronic document delivery product line. In order to address the legal vertical market, the Company has enhanced its core products with features that address workflow needs and integrates with products that are specific to the legal vertical market. The Company has also invested in marketing programs and product branding targeted to the legal market. In addition, the Company believes that opportunity exists in the healthcare vertical market for its product lines. The Company believes that government regulations regarding confidentiality and portability of and secured access to patient records may indicate a shift toward electronic delivery methods for patient records that are consistent with the capabilities of the Company's products.

        To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its sales organization, key executives and marketing department. The Company also offers its product lines through indirect sales channels such as resellers, systems integrators and value added distributors and strategic partners. The Company has maintained its efforts to establish a strong reseller channel by dedicating sales resources specifically to finding, qualifying and managing channel partners. The Company plans to add and maintain channel partners in geographic locations where Omtool's direct sales force does not have adequate presence.

        Outside of the United States, the Company primarily utilizes independent distributors to promote, license and support its products. The Company expects to continue to market its products through independent distributors in strategic international markets. In 2002, 2003 and 2004, sales outside of the United States (primarily Europe) represented approximately 19%, 23% and 22%, respectively, of total revenues. In 2002, 2003 and 2004, total revenues within the United States accounted for 81%, 77% and 78%, respectively, of total revenues.

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

Customers

        As of December 31, 2004, the Company had more than 8,300 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's products and services.

        No single customer accounted for 10% or more of the Company's total revenues in 2002, 2003 or 2004.

Research and Development

        The Company continues to invest in research and development. The Company believes its future success depends in large part on its ability to continue to consolidate and enhance the Genifax, Genidocs and AccuRoute products into a single-feature flexible platform. Omtool deploys its engineers in product teams that focus on the concurrent development of a range of product enhancements that leverage its products' modular product architecture. Omtool's product development efforts are focused on new products, the exploration of emerging technologies and the continued enhancement of existing products. The Company also continually reviews opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of its product families. In the future, the Company may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

        The Company expects to retain skilled development engineers whose services are in short supply. Should the Company need to replace these skilled engineers, the Company's business, financial condition and results of operations could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and development expense for 2002, 2003 and 2004 was approximately $2.8 million, $2.2 million and $1.9 million, respectively. Since its inception, the Company has not capitalized any software development costs. The Company plans to continue to make significant investments in research and development, primarily through the compensation of skilled engineers and independent contractors.

Competition

        In the distributed document capture and delivery market where the AccuRoute software competes, the Company is likely to see competitive products being offered by hardware vendors such as Xerox, Canon, Ricoh, Lexmark and others. In some cases these products are the result of partnerships with U.S.-based software companies. The Company also expects competition in this market from a number of independent software vendors whose business focus was initially the high volume production scanning segment such as Kofax and Captiva, or forms management and process routing companies such as Cardiff. e-Copy, a former Omtool business partner, has formed a relationship with Canon and has embedded their document capture and routing capabilities into the front panel of the Canon ImageRunner Multifunction Printer ("MFP") device. Other potential software competitors include ScanSoft, as well as the document management vendors like Hummingbird and Interwoven/iManage who are seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities using standard e-mail as the transport, and a generic document profile as a means of entering the content into their repository. The Company believes its ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond its control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. The Company expects this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

        The market for client/server computer-based facsimile solutions is also intensely competitive and is more established and mature than the markets in which the AccuRoute and Genidocs products compete. The Company believes its ability to compete successfully in the fax market depends upon a number of factors both within and beyond its control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given these factors, the Company believes that in order to be successful, it must continue its focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Windows 2000/2003, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that Omtool offers.

        The Company competes directly with a number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris/RightFax, Dicom/TopCall and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services and Xpedite; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

        In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers. There are also other categories of technology solutions that overlap and compete in certain ways with aspects of the Company's products. These include:

  •
  Document management solutions from vendors such as EMC/Documentum, Hummingbird and Interwoven/iManage whose electronic collaboration solutions compete with certain aspects of the Company's solutions;

  •
  Electronic forms and electronic signature solutions from vendors such as Adobe, PureEdge, Silanis that offer the creation of electronic documents with electronic signatures; and

  •
  Security infrastructure solutions from vendors such as Verisign and Entrust whose solutions can be used to build applications that enable secure document communications.

        The Company believes its ability to compete successfully in the business-to-business secure document exchange market depends upon a number of factors both within and beyond its control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. The Company expects the competition in the business-to-business secure document exchange market to increase over time.

        Many of Omtool's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of Omtool will not develop products comparable or superior in terms of price and performance features to those developed by the Company, adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that the Company will be able to compete successfully in the future. Increased competition could result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

Proprietary Rights

        The Company regards its software as a trade secret and attempts to protect it under a combination of copyright and trade secret laws, employee nondisclosure and assignment of invention agreements and nondisclosure agreements with other businesses, including current and prospective business partners. The Company has one U.S. patent, three pending U.S. patent applications, one U.S. trademark and six foreign trademarks. The Company currently intends to pursue one pending U.S. trademark application and one pending foreign trademark application. The Company to date has not registered any copyrights. The Company generally licenses its products to its customers under "shrink-wrap" and/or "click-wrap" licenses (i.e., licenses included as part of the product packaging or as part of the installation process). Shrink-wrap and click-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its products exists, the Company expects this kind of piracy to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

        There has been substantial litigation in the software industry involving intellectual property rights. There can be no assurance that claims of infringement of intellectual property rights will not be asserted against the Company and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, inasmuch as the Company licenses certain components of its products from third-parties, its exposure to copyright and other infringement actions may increase because the Company must rely on those third-parties for information as to the origin and ownership of the licensed components. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any litigation of this nature could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in this kind of litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, or require the Company to seek licenses from third-parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

        As of December 31, 2004, the Company employed 78 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

Item 2. Properties

        The Company's executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which the Company occupies 25,500 square feet and 4,500 square feet of which the Company has subleased to a third party. The Company's lease expires on December 31, 2005. The Company believes that this facility is adequate for its present operations. Additionally, the Company leases a facility for sales, customer service, accounting and support in London, England, the lease for which expires in May 2005.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        From August 8, 1997, the date of the Company's initial public offering of common stock, until November 19, 2002, the Company's common stock was traded on The Nasdaq National Stock Market under the symbol OMTL. Since November 26, 2002, the Company's Common Stock has been trading on the Nasdaq SmallCap Market. On March 30, 2004, Omtool's Board of Directors approved a two-for-one split of its common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on April 7, 2004 (record date) to receive one additional share for every share of Omtool common stock held on that date. Shares resulting from the split were distributed by the transfer agent on April 27, 2004 (payment date). On January 14, 2003, Omtool's Board of Directors and stockholders, at a special meeting of stockholders, voted to approve an amendment to the Company's certificate of incorporation that effected a one-for-seven stock split of the Company's common stock effective January 15, 2003. Prior to August 8, 1997, there was no public market for the Company's common stock. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported by The Nasdaq Stock Market based on a split-adjusted actual sales price.

	Stock Price
	High	Low
Quarter ended:
2003
March 31, 2003	$1.19	$0.77
June 30, 2003	$1.64	$0.51
September 30, 2003	$2.43	$1.20
December 31, 2003	$4.43	$1.68

2004
March 31, 2004	$8.63	$3.13
June 30, 2004	$12.49	$8.68
September 30, 2004	$11.25	$6.00
December 31, 2004	$9.03	$7.00

        On March 23, 2005, the closing price for the common stock was $6.51 per share. As of March 23, 2005, there were approximately 77 stockholders of record.

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

        All references in the Consolidated Financial Statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split and the one-for-seven stock split referred to above. Additional information is presented in Footnote 6(d) of Notes to the Consolidated Financial Statements.

        For information on the Company's equity compensation plans, please see the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

        On March 29, 2004, the Company entered into a stock purchase agreement with certain institutional and other accredited investors named therein pursuant to which the Company completed the private placement of $3.6 million worth of shares of its common stock. The Company completed this transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        In consideration of services provided as placement agent on this transaction, the Company issued 51,000 shares of its common stock and a warrant to purchase up to 51,000 shares of its common stock to Broadband Capital Management LLC. The exercise price for the warrant to purchase shares of Omtool's common stock is $6.00 per share. This warrant is exercisable at any time between October 1, 2004 and September 30, 2009.

        The Company used the proceeds from this transaction for additional working capital and other general corporate purposes.

        On April 29, 2004, the Company filed a registration statement related to the shares of its common stock issued and sold in this transaction. On June 17, 2004, the Company filed Amendment No. 1 to its registration statement on Form S-3. Subsequent to filing a request for acceleration, the Company's registration statement on Form S-3 was declared effective on July 22, 2004.

Item 6. Selected Consolidated Financial Data

        The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 2002, 2003 and 2004 and the balance sheet data as of December 31, 2003 and 2004 have been derived from the Company's consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included herein. The balance sheet data as of December 31, 2002 is derived from the Company's financial statements, which statements have been audited by PricewaterhouseCoopers LLP and are not included herein. The statements of consolidated operations data for the fiscal years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from the Company's financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenues:
Software license	$6,032	$5,051	$4,373	$4,102	$4,505
Hardware	4,216	3,129	2,734	2,767	3,177
Service and other	6,659	7,174	7,370	6,878	7,108

Total revenues	16,907	15,354	14,477	13,747	14,790

Cost of revenues:
Software license	423	431	347	280	196
Hardware	3,008	2,082	1,769	1,859	1,944
Service and other	4,175	4,091	3,282	3,152	2,743

Total cost of revenues	7,606	6,604	5,398	5,291	4,883

Gross profit	9,301	8,750	9,079	8,456	9,907

Operating expenses:
Sales and marketing	6,328	6,254	6,150	4,745	4,100
Research and development	3,767	3,219	2,815	2,187	1,937
General and administrative	3,879	3,616	4,559	2,948	2,417
Restructuring costs and asset write-off	708	—	—	806	—
Settlement costs	1,700	—	—	—	—
Income on sale of AS/400 product line	(447)	—	—	—	—

Total operating expenses	15,935	13,089	13,524	10,686	8,454

(Loss) income from operations	(6,634)	(4,339)	(4,445)	(2,230)	1,453
Interest and other income, net	1,102	631	181	140	140

(Loss) income before provision (benefit) for income taxes	(5,532)	(3,708)	(4,264)	(2,090)	1,593
Provision (benefit) for income taxes	—	—	1,255	(144)	(7)

Net (loss) income	$(5,532)	$(3,708)	$(5,519)	$(1,946)	$1,600

Net (loss) income per share
Basic	$(1.52)	$(1.02)	$(1.54)	$(0.56)	$0.42

Diluted	$(1.52)	$(1.02)	$(1.54)	$(0.56)	$0.41

Weighted average number of common shares outstanding
Basic	3,630	3,639	3,588	3,494	3,765

Diluted	3,630	3,639	3,588	3,494	3,946

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,883	$12,491	$9,790	$8,242	$10,655
Working capital	13,639	10,225	4,734	3,237	6,862
Total assets	22,463	17,216	12,692	10,492	13,100
Total stockholders' equity	14,890	11,075	5,334	3,439	6,631

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

Overview

        Omtool, Ltd. ("Omtool" or the "Company") provides enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange. Omtool accomplishes this by integrating with industry-leading e-mail messaging, enterprise resource and document management systems to add secure delivery and high volume fax functionality to a company's existing communication infrastructure. Because paper remains an integral part of many business processes, Omtool also provides technology that incorporates electronic delivery, security and billing functionality into industry-leading multi-function and scanning devices.

        AccuRoute®, Omtool's document routing and distribution software, integrates with many digital scanning and multi-functional devices to allow paper documents to be digitized, distributed and archived. In addition Omtool's AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs™ product line. Genidocs, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Omtool's AccuRoute software further unifies the code bases and architecture of the Genidocs and Genifax product lines, with the routing capabilities of the AccuRoute software to provide a truly unique customer specific product to easily manage documents, both paper and electronic, with little or no user training required.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multi-functional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems and are licensed on a combination server/seat basis or on a server only or seat only basis. To address the needs of large enterprises, Omtool's products are modular and scaleable; communication capacity can be implemented and added over time through the addition of system components and connectors as needed to keep pace with demand. Additional Omtool servers can be added to a configuration to provide failover through redundancy, helping to ensure continuous operation. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to consolidate functionality of all its products into a single, configurable platform, expand the level of integration with complimentary technologies such as document and records management and extend its document capture capability to include virtually all multi-functional devices and scanners. In doing so, Omtool will be pursuing a leadership position in the broader document delivery/exchange and management market which it believes will grow in response to increasingly regulated communications. Omtool will continue to focus on those vertical markets where regulations and or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

        The Company resells, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to its customers. Hardware sales are undertaken as a convenience to the Company's customers, who alternatively can opt to obtain hardware from a third-party vendor. The fax boards and fax modems that are resold are not functional without the Company's software and the Company is not in the business of selling fax boards and modems generally. The Company purchases these hardware products as needed to ship to its customers and the Company maintains a minimal inventory of these hardware products. Management believes that it has a good business relationship with suppliers of these products and that supply of these products is stable.

        Service and other revenues have historically consisted primarily of the sale of support contracts. The Company generates a smaller portion of its service and other revenues from consulting, training and installation services.

        The Company's results improved during 2004 as compared to 2003 as indicated by the generation of net income of $1.6 million in 2004 as compared to a net loss of $1.9 million in 2003. The improvement in financial results was due primarily to an increase in revenue of approximately $1.0 million during 2004 as compared to 2003 and realized operating cost savings resulting from a corporate restructuring in 2003. Management attributes this increase in revenues to increased demand for enterprise software solutions, which has led to an increase in information technology spending and is also due to greater market acceptance of the AccuRoute™ product, both of which resulted in increased sales bookings for the Company. Offsetting some of the growth in AccuRoute software license revenues was a decrease in software license revenue from the Company's fax products. The decrease in fax revenues has had a more significant impact on the Company's European operations more than it has on its United States operations. The Company expects that software license revenues from its fax products will continue to decline in 2005, although at a reduced pace as compared to 2004. The Company believes that the key to near-term success in both the European and U.S. operations is in the legal vertical market. The Company will continue to leverage its AccuRoute base in Europe, as well as its indirect channel relationships, to focus sales resources on the legal vertical and expects that the European results will start to improve more predictably over the course of 2005. These changes along with increased investments in sales and marketing resources and an increase in general and administrative expenses associated with the preparation for compliance with the Sarbanes-Oxley Act of 2002 and related regulations will put pressure on the Company's earnings during 2005. Presently, the Company is not an "accelerated filer" as that term is defined in the Securities Act. If the Company were to become an accelerated filer for the fiscal year ending on December 31, 2005, then commencing with the Company's annual report on Form 10-K for the fiscal year ending December 31, 2005, management of the Company would be required to deliver a report regarding its determination of the effectiveness of the Company's internal control over financial reporting and the Company's independent registered public accounting firm would be required to deliver an attestation report regarding their assessment and management's assessment of the effectiveness of the Company's internal control over financial reporting. If the Company remains a non-accelerated filer as of December 31, 2005, it will not have to comply with these requirements until the filing of its annual report on Form 10-K for the fiscal year ending December 31, 2006. The Company believes that the opportunity to expand AccuRoute sales, establish Omtool as a leader in the legal vertical market and position AccuRoute and the Company for long-term growth in this new and expanding market justifies these investments at this time.

        During the year ended December 31, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The Company is using the proceeds of this transaction for additional working capital and other general corporate purposes. Also during the year ended December 31, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The

Company effected this purchase with generally available corporate funds and the repurchased shares will be held in treasury. These activities, along with cash generated from operations, resulted in an increase in cash and cash equivalents of $2.4 million for the year ended December 31, 2004 as compared to December 31, 2003. The Company's cash and cash equivalents at December 31, 2004 were $10.7 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditures for at least the next year.

        Although the Company believes that there has been some recent improvement in the demand for enterprise software solutions and increased market acceptance of its product, it cannot predict whether or when that market will soften or if market acceptance will change. If the market or the market acceptance of its products change, the Company cannot predict whether, and to what extent, the demand for its products will increase or decrease. Any decrease in demand for the Company's products would likely result in decreased revenue which would, in turn, have a significant negative impact on the Company's financial results because a significant portion of the Company's operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite savings realized from the Company's September 2003 restructuring, the Company's costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby negatively affecting the Company's operating results.

        The Company's future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions the Company enters into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenues from a large order may constitute a significant portion of the Company's total revenues in a particular quarter, further exacerbating fluctuations in quarterly results.

        The Company has historically derived a majority of its total revenues from sales within the United States. Sales outside of the United States (primarily in Europe) represented approximately 19%, 23% and 22% of the Company's total revenues in 2004, 2003 and 2002, respectively. In 2004, the Company's gross profit on these sales approximated the gross profit on sales within the United States. The Company's European operations' revenues decreased in 2004 due to a decrease in demand for the Company's fax software. The Company will continue to leverage its AccuRoute base in Europe, as well as its indirect channel relationships, to focus sales resources on the legal vertical market and expects that the European results will start to improve over the course of 2005. There can be no assurance that the Company will be able to increase international sales of its products and the failure to do so may have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's United Kingdom subsidiary transacts business primarily in its local currency. The Company's United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. Significant currency exchange rate fluctuations could have a material impact on the Company's results of operations. The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all currency exposure. Foreign currency exposure has not been material to the Company's financial position or results of operations to date. If the volume of the Company's business denominated in foreign currencies increases, the Company may be required to use derivatives to hedge foreign currency exposure.

        The Company will continue to leverage its existing distribution channels, where appropriate, to broaden its reach to its target vertical markets and further penetrate its installed base. The Company is pursuing sales opportunities via its solution/reseller channel, as well as focusing sales efforts on specific market segments, in order to facilitate product acceptance. Sales through the Company's indirect distribution channels represented approximately 20%, 26% and 23% of the Company's total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Critical Accounting Policies and Estimates

        The Company has identified the policies and estimates below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. The Company's preparation of this Form 10-K required management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ materially from those estimates.

        Revenue Recognition and Accounts Receivable Reserves.    The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis, plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without the Company's software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

        The Company applies the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue. The Company applies the provisions of SFAS Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns. As described below, management must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of the Company's revenue if management had made different judgments or utilized different estimates.

        The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized over the term of the related maintenance period, which is typically a one-year period though occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract. Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain, then the Company will defer all revenue until the customer accepts the products purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision tied to determination that the Company's product meets published specifications and there are no uncertainties with regard to the customer's acceptance, then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

        The Company's transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements. The Company's services are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

        For all sales, the Company uses a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement. Sales through the Company's resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders, on a transaction-by-transaction basis.

        At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due beyond the Company's normal payment terms, which are thirty to sixty days from invoice date, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company reviews Dunn & Bradstreet credit reports for all of its resellers and adjusts its credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or the Company does not have enough credit information to determine if the reseller is credit-worthy then the Company predominantly sells to such resellers on cash on delivery terms. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

        The Company maintains reserves for potential product returns and makes adjustments to these reserves as needed based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products. Management's calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue. Management must make and use significant judgments and estimates in connection with establishing the sales returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the Company's ability to collect on its accounts receivable. The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the allowance for doubtful accounts on a monthly basis. Management's calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable. The Company does not have any off-balance-sheet credit exposure to its customers.

        The Company's combined accounts receivable and returns reserve was approximately $82,000 and $367,000 at December 31, 2004 and 2003, respectively. Both components of calculating the estimated reserve, specific identification and historic experience, are material judgments made by management. Management bases these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

        The Company's deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy.

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

        Taxes.    The Company is required to estimate its income and state sales taxes. This process involves estimating the Company's actual current tax obligations, while also assessing differences resulting from the different treatment of items for tax and accounting purposes which result in deferred income tax assets and liabilities and accrued state sales tax liabilities. The Company has deferred income tax assets and liabilities and accrued state sales tax liabilities included within its balance sheet.

        The Company assesses its deferred tax assets for each reporting period as to whether it is more likely than not that they will be recovered from future taxable income. In making this assessment, the Company includes assumptions regarding ongoing tax planning strategies. To the extent the Company believes that recovery is uncertain, the Company must establish a valuation allowance for assets not expected to be recovered. Changes to the valuation allowance are included as an expense or benefit within the tax provision in the Company's statement of operations.

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

        The Company estimates accrued state sales taxes for each reporting period based on tax rates in effect for the reporting periods in each of the states where the Company has a potential nexus and for the time period during which the Company has that nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value. In the event that actual results differ from these estimates, the Company's state sales taxes expense could be materially impacted.

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective no later than fiscal periods beginning after June 15, 2005. The Company does not currently expect to elect early adoption and has not determined whether it will apply the new standard prospectively in the third quarter of 2005, retroactively from the beginning of 2005, or restate all periods on a comparable basis. It is expected that the adoption of SFAS No. 123(R) will have a material impact on the Company's future results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Omtool does not expect SFAS No. 151 to have a material impact on its financial position and results of operations.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Software license	30.4%	29.9%	30.2%
Hardware	21.5	20.1	18.9
Service and other	48.1	50.0	50.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	1.3	2.0	2.4
Hardware	13.2	13.6	12.2
Service and other	18.5	22.9	22.7

Total cost of revenues	33.0	38.5	37.3

Gross profit	67.0	61.5	62.7

Operating expenses:
Sales and marketing	27.8	34.5	42.5
Research and development	13.1	15.9	19.4
General and administrative	16.3	21.4	31.5
Restructuring	—	5.9	—

Total operating expenses	57.2	77.7	93.4

Income (loss) from operations	9.8	(16.2)	(30.7)
Interest and other income, net	1.0	1.0	1.3

Income (loss) before (benefit) provision for income taxes	10.8	(15.2)	(29.4)
(Benefit) provision for income taxes	—	(1.0)	8.7

Net income (loss)	10.8%	(14.2)%	(38.1)%

Gross profit:
Software license	95.7%	93.2%	92.1%
Hardware	38.8	32.8	35.3
Service and other	61.4	54.2	55.5

Fiscal Years Ended December 31, 2004 and 2003

Revenues

        Total Revenues.    The Company's total revenues were $14.8 million and $13.7 million for the years ended December 31, 2004 and 2003, respectively, representing an increase of 8%.

        Software License.    Software license revenues were $4.5 million for the year ended December 31, 2004 as compared with $4.1 million for the year ended December 31, 2003, representing an increase of 10%. Software license revenues accounted for 30% of total revenues for each respective period. Software license revenues for the year ended December 31, 2004 reflected an overall increase in demand for the Company's AccuRoute product while offset by a decline in demand for the Company's legacy fax product line as compared to the year ended December 31, 2003. Revenues from the Company's AccuRoute product, which requires no hardware related components, represented 40% and 7% of software sales for the years ended December 31, 2004 and 2003, respectively. Software revenues from the Company's legacy fax product line represented 59% and 90% of software sales for the years ended December 31, 2004 and 2003, respectively. Software revenues from the Company's Genidocs product line represented 1% and 3% of software sales for the years ended December 31, 2004 and 2003, respectively. Included in software license revenues for the years ended December 31, 2004 and 2003 is a reduction in the sales returns and allowance reserve of $185,000 and $147,000, respectively, relating to specific accounts where the Company has determined that the risk of a return is no longer present. The growth of the AccuRoute product line is a result of greater market acceptance of the product. Although the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that software license revenue will constitute a larger percentage of its total revenue if demand for its newer products, including AccuRoute, which do not require the purchase of additional hardware, continue to gain additional market acceptance.

        Hardware.    Hardware revenues were $3.2 million for the year ended December 31, 2004 as compared to $2.8 million for the year ended December 31, 2003, representing an increase of 15%. Hardware revenues accounted for 22% and 20% of total revenues for each respective period. The increase in hardware revenues was primarily due to an increase in demand from existing customers who upgraded information systems hardware in their worldwide locations. Included in hardware revenues for the years ended December 31, 2004 and 2003 is a reduction in the sales returns and allowance reserve of $63,000 and $51,000, respectively, relating to specific accounts where the risk of a return is no longer present. Although the Company cannot accurately predict the exact mix of products that will be sold in the future, it expects that hardware revenue will constitute a smaller percentage of its total revenue if its newer products, such as AccuRoute, which does not require the purchase of additional hardware, continue to gain additional market acceptance.

        Service and Other.    Service and other revenues were $7.1 million and $6.9 million for 2004 and 2003, respectively, representing an increase of 3%. Service and other revenues accounted for 48% and 50% of total revenues for each respective period. The increase in service and other revenues is due primarily to an increase in maintenance revenues from a larger installed customer base. The decrease in service and other revenue as a percentage of total revenues is due primarily to the increase in both software license and hardware revenue. Management intends to continue its efforts to improve the renewal of its software maintenance contracts with its existing customer base.

Cost of Revenues

        Software License.    Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication. Cost of software license revenues was $195,000 and $280,000 in 2004 and 2003, respectively. Software license gross margin percentages improved to 96% in 2004 from 93% in 2003. The decrease in cost and improvement in gross margin is due primarily to the fact that the Company replaced certain third-party software that was imbedded in its products with its own internally-developed solutions, thus reducing the royalties that it must pay when a product containing that third-party software is sold. The Company has recently added additional third-party software into its products and expects that its software license cost as a percentage of software license revenue will increase slightly in the future.

        Hardware.    Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $1.9 million for each of the years ended December 31, 2004 and 2003, respectively, representing 61% and 67% of hardware revenues for each respective period. The gross margin percentage for hardware sales increased to 39% for 2004 from 33% in 2003. The gross margin increase is due mainly to a change in the particular mix of hardware products sold. The Company's unit cost of the hardware products remained steady in 2004 and management does not expect significant changes in unit prices in 2005.

        Service and Other.    Cost of service and other revenues consists primarily of the costs incurred in providing telephone support, as well as other miscellaneous customer service-related expenses. Cost of service and other revenues was $2.7 million and $3.2 million in 2004 and 2003, respectively, representing 39% and 46% of service and other revenues for each respective period. The gross margin percentage for service and other revenues increased to 61% for 2004 from 54% in 2003. The decrease in dollar amount of cost of service and other revenues is due to decreased wage expense and the associated overhead costs resulting from a decrease in the number of employees in the service department resulting from the restructuring that occurred in the third quarter of 2003. The Company does not expect any significant variances in its service and other gross margins in 2005 as compared to 2004.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses were $4.1 million and $4.7 million in 2004 and 2003, respectively, representing 28% and 35% of total revenues for each respective period. The decrease in sales and marketing expenses is due to decreased wages, commissions, and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003. Additionally, the Company reduced its trade show expenses during 2004 as compared to 2003. The Company expects that its sales and marketing expenses will increase in absolute dollars as it intends to invest in additional resources in 2005 to promote AccuRoute in several vertical markets including the legal vertical market.

        Research and Development.    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities, and consist primarily of employee salaries, benefits, and associated overhead costs as well as consulting expenses and the cost of software development tools. Research and development expenses were $1.9 million and $2.2 million in 2004 and 2003, respectively, representing 13% and 16% of total revenues for each respective period. The decrease in the expense and in research and development expenses as a percent of total revenues is a result of fewer employees in the research and development department and the decreased associated costs of supporting those personnel due to the restructuring that occurred in the third quarter of 2003. Management does not believe that the decrease in the number of employees will have a material adverse effect on its ability to develop new products and update versions of its existing products. The Company expects research and development expenses to increase in absolute dollars as it continues to invest in new products.

        General and Administrative.    General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated overhead costs, as well as consulting, accounting and legal expenses and sales tax. General and administrative expenses were $2.4 million and $2.9 million in 2004 and 2003, respectively, or 16% and 21% of total revenues for each respective period. The decrease in dollar amount and percentage of total revenues is due to the reduction in general and administrative personnel and overhead costs associated with supporting those personnel. The decrease is also due to a $227,000 reduction in the state sales tax accrual for the year ended December 31, 2004 resulting from the settlement of sales taxes obligations with certain states at an amount less than what was estimated. The Company expects that it will experience increases to its general and administrative expenses in the form of professional fees and consulting expenditures in 2005 as it continues its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

        Restructuring costs    In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge included severance-related costs associated with the workforce reduction, primarily in the Company's domestic operations, and costs associated with closing of its Oregon office. The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support services and five employees in the research and development department.

        The following table summarizes the accrual and usage of the restructuring charges in 2003 and 2004:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments 2003	(17,420)	(345,331)	(362,751)
Ending balance, December 31, 2003	—	443,830	443,830

Cash payments 2004	—	(443,830)	(443,830)

Ending balance, December 31, 2004	$—	$—	$—

        The total cash impact of the restructuring was $806,581, all of which was paid by the end of the third quarter of 2004.

        Interest and Other Income.    Interest and other income consists principally of interest income earned on cash and cash equivalents. Interest and other income was $140,000 for each of the fiscal years ended December 31, 2004 and 2003. Included in the year ended December 31, 2003 interest and other income is other income of $51,000 related to the sale of common stock of Verso Technologies ("Verso") as further described under the heading "Results of Operations—Fiscal Years Ended December 31, 2003 and 2002." The Company expects that interest and other income will be relatively stable in 2005. In 2004, the Company's interest and other income remained flat as compared to 2003 due to a change in the Company's investment service provider which resulted in a higher rate of return on the Company's investments.

        Provision for Income Taxes.    During 2004, the Company recorded a net tax benefit of $6,707 resulting primarily from a decrease in the Company's estimated taxes payable as a result of a revised international transfer pricing agreement with its United Kingdom subsidiary. The 2004 tax position also benefited from a $28,800 adjustment related to a transfer pricing adjustment related to 2003.

        During 2003, the Company recorded $155,398 of tax benefit due to a tax refund that its United Kingdom subsidiary received during the first quarter of 2003. This subsidiary had incurred a loss for the year ended December 31, 1999 which resulted in an income tax benefit. The tax benefit was carried back to prior years' taxes paid and resulted in a tax refund. Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003. The Company provided a tax provision of $11,076 for its United Kingdom subsidiary based on the level of profitability that the subsidiary generated in 2003.

Fiscal Years Ended December 31, 2003 and 2002

Revenues

        Total Revenues.    The Company's total revenues were $13.7 million and $14.5 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of 5%.

        Software License.    Software license revenues were $4.1 million for the year ended December 31, 2003 and $4.4 million for the year ended December 31, 2002, representing a decrease of 6%. Software license revenues accounted for 30% of total revenues for each respective period. During 2003, the Company experienced some improvement in the demand for enterprise software solutions which led to an increase in information technology spending. However, the improvement was neither substantial nor early enough in the fiscal year to lead to improved software revenues for the year ended December 31, 2003. Included in software license revenue for 2003 is a reduction in the sales returns and allowance reserve of $147,000 relating to specific accounts where the Company has determined that the risk of a return is no longer present.

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

Cost of Revenues

        Software License.    Cost of software license revenues was $280,000 and $347,000 in 2003 and 2002, respectively, representing 7% and 8% of software license revenues for each respective period. Software license gross margin percentages improved to 93% in 2003 from 92% in 2002 due mostly to reductions in the expense associated with reproducing product documentation. The decline in cost is also due to lower software sales levels in 2003 than in 2002.

        Hardware.    Cost of hardware revenues was $1.9 million and $1.8 million in 2003 and 2002, respectively, representing 67% and 65% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues for the fiscal year ended December 31, 2003 was due primarily to the increase of hardware unit sales accompanying the Company's products. The gross margin percentage for hardware sales decreased to 33% for 2003 from 35% in 2002. The gross margin decrease is due mainly to a change in the mix of hardware products sold, as each product sells at a different gross margin.

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

        Research and Development.    Research and development expenses were $2.2 million and $2.8 million in 2003 and 2002, respectively, representing 16% and 19% of total revenues for each respective period. In conjunction with a corporate restructuring, several positions were eliminated during the third quarter of 2003. The decrease in dollar amount and as a percentage of total revenue is primarily attributable to the decrease in overhead costs attributable to the decreased number of employees in the research and development department.

        General and Administrative.    General and administrative expenses were $2.9 million and $4.6 million in 2003 and 2002, respectively, or 21% and 32% of total revenues for each respective period. The decrease in dollar amount and as a percentage of total revenues is due to reductions in depreciation, consulting and professional fee expenses, combined with a decrease in accruals for state sales tax.

        Restructuring costs.    In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge included severance-related costs associated with the workforce reduction, primarily in the Company's domestic operations, and costs associated with closing of its Oregon office. The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support services and five employees in the research and development department.

        The following table summarizes the accrual and usage of the restructuring charges in 2003:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments	(17,420)	(345,331)	(362,751)

Ending balance, December 31, 2003	$—	$443,830	$443,830

        The total cash impact of the restructuring is $806,581.

        Interest and Other Income.    Interest and other income consists principally of interest income earned on cash and cash equivalents. Also included in interest and other income for 2003 are amounts recognized from the sale of common stock of Verso Technologies, Inc., ("Verso") as described below. Interest and other income was $140,000 for the fiscal year ended December 31, 2003 and $181,000 for the fiscal year ended December 31, 2002. The decrease of 23% is due to changes in principal balances and lower interest rates.

        Included in the interest and other income for fiscal year 2003 is $51,000 realized from the Company's sale of common stock of Verso as described below. The remaining decline in interest and other income, net (excluding the proceeds from the sale of Verso stock) is due to changes in principal balances of the Company's cash and cash equivalents.

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

        At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000, Verso was trading at $1.50 (resulting in a $68,230.50 value for the 45,487 shares). Additionally, as of March 30, 2001 (prior to the date on which the Company filed its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company's investment of $34,115.25. Due to the rapid and significant decline in Verso's common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

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

        Provision for Income Taxes.    During 2003, the Company recorded a $155,398 tax benefit resulted from a tax refund that its United Kingdom subsidiary received during the first quarter of 2003. This subsidiary had incurred a loss for the fiscal year ended December 31, 1999 that resulted in an income tax benefit. The tax benefit was carried back to prior years' taxes paid and resulted in a tax refund. Because the subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore the Company did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003. The Company provided a tax provision of $11,076 for its United Kingdom subsidiary based on the level of profitability that the subsidiary generated in 2003.

        The Company recorded a provision of $1.2 million against the valuation of its net deferred tax asset during the year ended December 31, 2002. SFAS No. 109 requires a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the downturn in the economy, the Company incurred significant and previously unanticipated losses in the first half of fiscal year2003, and the then current outlook indicated that significant uncertainty would continue into the next fiscal year. These cumulative losses, together with the Company's prior losses, resulted in management's decision that it was more likely than not that all of its deferred tax assets would not be realized in the foreseeable future. Accordingly, the Company wrote off the remaining deferred tax asset of $1.2 million in the second quarter of 2002.

Liquidity and Capital Resources

        Since 1996, the Company has financed its operations primarily through cash flow from operations, the private sales of preferred stock and the Company's initial public offering of common stock completed in August 1997. At December 31, 2004, the Company had cash and cash equivalents of $10.7 million and working capital of $6.9 million. The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company's working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

        The Company's operating activities provided cash of $873,000 for the year ended December 31, 2004 and used cash of $1.4 million for the year ended December 31, 2003. Operating expenses were $2.2 million lower in 2004 than they were in 2003 and overall cash increased by $2.4 million. Management believes that the additional resources being allocated to improve the AccuRoute product's success in the legal vertical market plus the increase in general and administrative expenses associated with preparation for compliance with the Sarbanes-Oxley Act of 2002 and related regulations will put pressure on the Company's earnings during 2005 but that its existing cash is sufficient for at least the next twelve months. Net cash provided during the year ended December 31, 2004 consisted primarily of a net profit from operations and the non-cash effects of depreciation and amortization, along with a decrease to accounts receivable and an increase in deferred revenue. The decrease in accounts receivable is due to management's increased focus on improving working capital by decreasing days sales outstanding. The increase in deferred revenue is due to the fact that several customers purchased large software maintenance and support contracts during the fourth quarter of 2004 as a result of the Company's focus on renewing existing customer maintenance agreements. Net cash provided was offset by decreases to the accounts receivable reserve, accrued state sales tax, accounts payable, accrued liabilities and an increase to inventory. The decrease in the accounts receivable reserve is due to the release of reserves relating to specific accounts where the risk of a return is no longer considered to be present. The decrease in accounts payable is due to the timing of vendor payments, which the Company tries to manage in an effort to improve its cash balances. The decrease to accrued state sales tax is due to the settlement of sales taxes with certain states during the year. The Company expects to continue to settle state sales taxes with other states in 2005 but cannot predict with any certainty the overall effect this might have on its cash position. The decrease to accrued liabilities is due to a reduction in accrued professional fees. The increase in inventory resulted from the Company's efforts to ensure enough stock was on hand to ship any year-end orders. Net cash used during the year ended December 31, 2003 consisted primarily of a net loss from operations and decreases to the accounts receivable reserve, accrued state sales tax, accounts payable and accrued liabilities. This was offset by the non-cash effects of depreciation and amortization, along with decreases to accounts receivable, prepaid expenses and inventory and an increase in accrued restructuring.

        Investing activities used cash of $73,000 and provided cash of $1.4 million for the years ended December 31, 2004 and 2003, respectively. Cash used in 2004 was for the purchases of property and equipment, offset by the decrease in other assets. Property and equipment purchases were predominately of computer-related software and hardware products. Cash proceeds in 2003 were from the sale of short-term investments offset by the purchases of short-term investments and purchases of property, plant and equipment. The Company does not currently anticipate any significant changes to its level and purpose of cash used in investing activities in 2005.

        Financing activities provided cash of $1.6 million and $11,000 during the years ended December 31, 2004 and 2003, respectively. Cash provided by financing activities in 2004 consists of proceeds from the issuance of common stock for stock option exercises and financing from a private placement of common stock, further described below.

        On March 30, 2004, the Company completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The Company intends to use the proceeds of the private placement, which totaled $3.6 million, for additional working capital and other general corporate purposes. The proceeds received as a result of the March 2004 transaction were offset by a cash usage of $2.0 million, as the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with generally available corporate funds and will be held in treasury. Cash provided by financing activities in 2003 consists of proceeds from the issuance of treasury stock for stock option exercises.

        Based on its fourth quarter performance and current expectations, the Company believes that the cash, cash equivalents and cash generated from operations will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations through at least the next twelve months. The Company expects that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment. Management currently has no plan to obtain additional financing during 2005. If the Company were to seek additional financing, there can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

        The following table represents the approximate amounts of payments due under specified contractual obligations as of December 31, 2004:

	Total	Less than one year	One to three years	Three to five years	More than Five years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$320,000	$296,000	$24,000	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	—	—	—	—	—

Total Obligations	$320,000	$296,000	$24,000	—	—

        Operating lease requirements consist mainly of lease payments for the Company's offices in Salem, New Hampshire and London, England (See Item 2, Properties, of this form 10-K for more information regarding the Company's lease obligations). As of December 31, 2004, the Company did not have any long-term debt obligations, capital lease obligations, or other long-term liabilities for which payments are required.

Off-Balance Sheet Arrangements

        During the fiscal years ended December 31, 2004 and 2003, the Company did not have any off-balance sheet arrangements.

Certain Factors Affecting Future Operating Results

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The discussion below highlights some of the risks that may affect future operating results.

        Information provided by the Company from time to time including statements in this Form 10-K that are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; the Company's strategic alliances; changes in the regulatory environment; the Company's expected liquidity and capital resources and the Company's critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause these kind of differences include, but are not limited to, the factors discussed below and the other risks discussed from time to time in the Company's other filings with the Securities and Exchange Commission.

        Future Operating Results Uncertain.    The Company incorporated and shipped its initial facsimile software products in 1991. Although the Company recorded an operating profit in the year ended December 31, 2004, the Company had operating losses and decreasing revenues in the years ending December 31, 2003 and 2002. The Company introduced AccuRoute in the second quarter of 2002 and AccuRoute represented 40% of software revenues in 2004. There can be no assurance that the Company will be able to increase its level of revenues or maintain its profitability in the future, as the Company's operating history makes the accurate prediction of future operating results difficult or impossible. Increases in operating expenses may occur and, together with pricing pressures and any decline in the growth rate of the overall U.S. economy or the Company's industry, may result in a decrease in operating income and operating margin percentage. The Company's ability to improve its operating results will depend upon, among other things, its ability to increase sales of the AccuRoute, Genifax and Genidocs software products to new customers, as well as its ability to increase product penetration into existing customers. The Company recently commenced its strategic expansion into document routing and distribution software and has limited financial and operating data and a limited operating history relevant to this solution. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which the Company competes; the level of acceptance of the Windows NT, Windows 2000 and Windows XP operating systems; the level of product and price competition; the ability of the Company to establish strategic relationships and develop and market new and enhanced products; the Company's ability to control costs; the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally; and the ability of the Company to attract and retain key personnel. As a result, it is possible that in the future, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

        Product Concentration.    To date, much of the Company's revenues have been attributable to licenses of the Company's facsimile-based enterprise solutions and related products and services. The Company expects these products and related services to continue to account for significant amounts of the Company's future revenues. However, recently the amount of revenues attributable to the licenses of these products has declined and there can be no assurances that this decline will not continue. Furthermore, the Company introduced its secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000 and it introduced its proprietary document and routing software, AccuRoute, in the second quarter of 2002. The Company has only recently begun to recognize a significant amount of revenues from its AccuRoute product. The Company expects that this product may account for an increasing portion of future revenues. However, there can be no assurances that the AccuRoute product will be financially successful or result in any significant revenues in the future. Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. All of the Company's products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause the Company's operating results to decline. Investors must evaluate the Company's prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

        New Products and Technological Change.    The markets for the Company's products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by the Company, such as the AccuRoute, Genidocs and Genifax products will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. From time to time, the Company and its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of new product offerings by the Company or its competitors will not cause customers to defer or forego the licensing of the Company's existing or planned products and have a material adverse effect on the Company's business, financial condition and results of operations.

        Market Risks for Secure Business-to-Business Electronic Document Exchange Solutions.    The market for Genidocs, the Company's secure business-to-business electronic document exchange solution is new and evolving rapidly. The Company's success will depend upon the extent and timing of adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. The Company's success will also depend upon acceptance of its technology as the standard for providing these solutions. The adoption and use of the Company's secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information. The Company's ability to influence usage of its secure business-to-business electronic document exchange solution by customers is limited. The Company intends to spend resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess or to predict with any assurance the present and future size of the potential market for the Company's secure business-to-business electronic document exchange solution, or the growth rate, if any, for this market. Moreover, the Company cannot predict whether the Company's secure business-to-business electronic document exchange solution will achieve any market acceptance. Sales of Genidocs were lower in 2004 than they were in 2003. Any future products or future product enhancements that are not favorably received by customers may not be profitable and could therefore damage the Company's reputation or brand name.

        Dependence on Genifax Product Line and the Windows 2000/XP environment.    The Company currently derives a significant portion of its revenues from licenses of the Genifax product and related services and resale of related hardware. Continued market acceptance of the Genifax product is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on new and enhanced versions of the Genifax product. There can be no assurance that the Company will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product. There can be no assurance that the Company will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that these systems will not obviate the need for the Company's products. If any new or enhanced operating system gains widespread use and the Company fails to develop and provide its products for this operating system on a timely basis, the Company's business, financial condition and results of operations could be materially adversely affected. Sales of Genifax were lower in 2004 than they were in 2003.

        Dependence on AccuRoute Product Line.    The Company currently derives a significant portion of its revenues from licenses of the AccuRoute product and related services. Continued market acceptance of the AccuRoute product is critical to the Company's future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the AccuRoute product line as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend in large part on new and enhanced versions of the AccuRoute product. There can be no assurance that the Company will continue to be successful in marketing the AccuRoute product or any new or enhanced versions of the AccuRoute product. Sales of AccuRoute were higher in 2004 than they were in 2003.

        Dependence on Client/Server Environment.    The Company's enterprise, client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. There can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server applications, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations could be materially adversely affected.

        Risks Associated with Listing on the Nasdaq SmallCap Market.    In August 2002, the Nasdaq National Market ("Nasdaq") informed the Company that its common stock had traded for 30 consecutive trading days below Nasdaq's minimum bid price and that the Company had until November 4, 2002, to demonstrate compliance with Nasdaq's listing requirements by maintaining a bid price for its common stock of at least $1.00 for a minimum of ten consecutive trading days. The Company did not regain compliance and on October 29, 2002, the Company applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. On November 26, 2002, the Company transferred to the Nasdaq SmallCap Market and it was afforded the remainder of this market's 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement. On January 14, 2003, Omtool's Board of Directors and stockholders, at a special meeting, approved an amendment to the Company's certificate of incorporation to effect a one-for-seven reverse stock split. On February 5, 2003, the Company was notified by Nasdaq that it had regained compliance with Nasdaq's listing standards. In addition, the Company cannot predict its ability to maintain its listing in the future on the Nasdaq SmallCap Market. The delisting of the Company's common stock from the Nasdaq SmallCap Market may materially impair stockholders' ability to buy and sell shares of the Company's common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Furthermore, the delisting of the Company's common stock could significantly impair the Company's ability to raise capital should it desire to do so in the future.

        Intense Competition.    In the distributed document capture and delivery market where the AccuRoute software competes, the Company is likely to see competitive products being offered by hardware vendors such as Xerox, Canon, Ricoh, Lexmark and others. In some cases these products are the result of partnerships with U.S.-based software companies. The Company also expects competition in this market from a number of independent software vendors whose business focus was initially the high volume production scanning segment such as Kofax and Captiva, or forms management and process routing companies such as Cardiff. e-Copy, a former Omtool business partner, has formed a relationship with Canon and has embedded their document capture and routing capabilities into the front panel of the Canon ImageRunner Multifunction Printer ("MFP") device. Other potential software competitors include ScanSoft, as well as the document management vendors like Hummingbird and Interwoven/iManage who are seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities using standard e-mail as the transport, and a generic document profile as a means of entering the content into their repository. The Company believes its ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond its control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. The Company expects this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

        The market for client/server computer-based facsimile solutions is also competitive and is more established and mature than the markets in which the AccuRoute and Genidocs products compete. The Company believes its ability to compete successfully in the fax market depends upon a number of factors both within and beyond its control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by the Company and its competitors. Given these factors, the Company believes that in order to be successful, it must continue its focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Windows 2000/2003, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that Omtool offers.

        The Company competes directly with a number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris/RightFax, Dicom/TopCall and Biscom. The Company also competes with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services and Xpedite; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

        In the intensely competitive and rapidly changing business-to-business secure document exchange market, the Company competes directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers. There are also other categories of technology solutions that overlap and compete in certain ways with aspects of the Company's products. These include:

  •
  Document management solutions from vendors such as EMC/Documentum, Hummingbird and Interwoven/iManage whose electronic collaboration solutions compete with certain aspects of the Company's solutions;

  •
  Electronic forms and electronic signature solutions from vendors such as Adobe, PureEdge, Silanis that offer the creation of electronic documents with electronic signatures; and

  •
  Security infrastructure solutions from vendors such as Verisign and Entrust whose solutions can be used to build applications that enable secure document communications.

        The Company expects the competition in the business-to-business secure document exchange market to increase over time.

        Many of the Company's competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than the Company. In addition, there are relatively low barriers to entry in the markets in which the Company operates and intends to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of the Company's products. There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior—in terms of price and performance features—to those developed by the Company. Further, the Company's competitors may adapt more quickly than the Company to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, or take advantage of acquisition opportunities more readily than the Company. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on the Company's operating margins. Changes in governing laws and regulations may also affect the Company's ability to remain competitive. Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's ability to achieve its financial and business goals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

        Fluctuations in Quarterly Results of Operations; Seasonality.    The Company's quarterly revenues and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market and ship new and enhanced versions of the Company's current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of the Company's products; changes in the Company's sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions. In addition, the sale of the Company's products often involves delays because customers tend to implement the products on a large scale, requiring them first to establish certain minimum hardware capabilities. The Company's products therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products. During these sales cycles, the Company may expend substantial funds and management efforts, yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, the Company's revenues and operating results for that quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

        In addition, the Company may invest in research and development and marketing expenses in order to promote further its products within vertical markets. These investments would be required in advance of related market acceptance and revenue and, accordingly, any failure of the Company's products to achieve planned levels of acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

        In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and the Company's sales cycle—from the customer's initial evaluation through purchase of licenses and the related support services—varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with a significant percentage of orders in any quarter being received in the last weeks of the quarter. License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

        A substantial portion of the Company's operating expense is related to personnel, facilities, equipment and marketing programs. The level of spending for these expenses cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on the Company's expectations of future revenues on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's expense varies with its revenue in the short term.

        Due to all of the foregoing factors, it is likely that in some future periods the Company's results of operations will be below the expectations of securities analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

        Expansion of Indirect Channels; Potential for Channel Conflict; Strategic Alliances.    The Company markets its products and services directly through telesales and indirectly through marketing channels such as value added resellers ("VARs"), systems integrators, distributors and strategic business partners. Although the Company has historically focused its efforts on marketing through its sales force, the Company continues to utilize resources to develop and expand indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners, or that those third parties will successfully market the Company's products. In addition, there can be no assurance that the Company's resellers and strategic business partners will not develop, acquire or market computer-based electronic document exchange, document routing and distribution and facsimile products that are competitive with the Company's products. The failure to retain its VARs, systems integrators, distributors and strategic partners could have a material adverse effect on the Company's business, financial condition and results of operations.

        The distributor agreements governing the Company's relationships generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party. The Company also resells its products on a purchase order basis through other VARs, systems integrators and distributors. Generally, in those situations, either party may terminate the relationship at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent and sell the Company's products. Furthermore, the Company's strategic alliances generally may be terminated by either party, at any time; there can therefore be no assurances that these strategic alliances will continue. The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company currently has a sales office outside of the United States. The Company's non-United States presence subjects the Company to certain additional risks including difficulties in staffing and managing these foreign operations and potentially adverse tax consequences including restrictions on the repatriation of earnings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, financial condition and results of operations. To date, a majority of the Company's sales have been made in United States dollars and the Company has not engaged in any hedging transactions through the purchase of derivative securities or otherwise. The Company's United Kingdom subsidiary transacts business primarily in its local currency. The Company's United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. Significant currency exchange rate fluctuations could have a material impact on the Company's results of operations.

        Ability to Obtain Additional Financing.    The Company expects that its current cash, cash equivalents and investments will meet its normal working capital and capital expenditure needs for at least the next twelve months. The Company may, however, need to raise additional funding at that time or earlier if it decides to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if it increases its marketing and/or research and development efforts in order to respond to competitive pressures. The Company cannot be certain that it will be able to obtain additional financing on favorable terms, if at all. The Company may obtain additional financing by issuing shares of its common stock, which could dilute its existing stockholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance its products or respond appropriately to competitive pressures, which would seriously harm its business.

        Risks Associated with Acquisitions.    The Company may augment its internal growth with acquisitions of businesses, products and technologies that could complement or expand the Company's business. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations and no assurance can be given that the Company will be successful in this regard. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses would be incurred in connection with future acquisitions. In addition, the Company may be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect the Company's operating results. Further, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms that are not favorable to the Company. The Company may also issue shares of its common stock to acquire attractive businesses, which may dilute the Company's existing stockholders.

        Ability to Manage Growth.    The Company may expand its operations as it anticipates that expansion may be required in order to address potential market opportunities. The Company may also increase the size of its sales and marketing and research and development expenditures as necessary. There can be no assurance the Company will be able to complete this expansion successfully or that the expansion would generate sufficient revenues to cover the Company's expenses. The Company will need to continue to attract and retain highly qualified technical, sales and managerial personnel. There can be no assurance that the Company will be able to retain or continue to hire this kind of personnel in the future. The inability of the Company to effectively expand operations and manage growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Internal Controls over Financial Reporting.    Pursuant to the requirements of Sarbanes-Oxley, the Company must maintain and enhance its internal controls over financial reporting. Presently, the Company is not an "accelerated filer" as that term is defined in the Securities Act. If the Company were to become an accelerated filer for the fiscal year ending on December 31, 2005, then commencing with the Company's annual report on Form 10-K for the fiscal year ending December 31, 2005, management of the Company will be required to deliver a report regarding its determination of the effectiveness of the Company's internal controls over financial reporting. Further, under Section 404 of Sarbanes-Oxley, the Company's independent registered public accounting firm will be required to deliver an attestation report regarding management's assessment of the effectiveness of the Company's internal controls over financial reporting. If the Company is not an accelerated filer as of the end of fiscal year ending on December 31, 2005, then management of the Company and the Company's independent registered public accounting firm will have to comply with these requirements commencing with the Company's annual report on Form 10-K for the fiscal year ending December 31, 2006. As a result, during the fiscal years ending December 31, 2005 and 2006, the Company's management will expend considerable time, attention and resources to determining the strength and effectiveness of the Company's internal controls over financial reporting and, where appropriate, making improvements.

        The Company's disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal controls can only provide reasonable assurance that all control objectives have been and will continue to be met. Some of the potential risks involved could include, without limitation, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. Though the Company believes that its disclosure controls and procedures and internal controls over financial reporting are effective, there can be no guarantee that existing controls and procedures will prevent or detect all material issues, errors or intentional misrepresentations. Further, the Company's existing controls may not be effective in future situations. Any failure of the Company's disclosure controls and procedures or internal controls over financial reporting could have a material impact on the Company's financial condition and results of operation. Management's assessment of the Company's internal controls over financial reporting may identify weaknesses in the Company's internal controls over financial reporting that the Company needs to remedy or may raise other issues of concern for investors in the Company. Should management determine that a material weakness exists in the Company's internal controls over financial reporting, the price of the Company's common stock might decline.

        Risk Associated with Sole Hardware Supplier.    The Company currently purchases hardware products for sale to its customers from a single third-party supplier. The Company does not have a long-term, fixed-price or minimum volume contract with this supplier. Instead, the Company orders hardware equipment through purchase orders from time to time. The Company does not carry significant inventories of these hardware products and does not have a guaranteed supply arrangement with this supplier. Although the Company believes that it could secure these hardware products from alternative suppliers, in the event of a disruption of supply from this sole supplier, the Company might not be able to develop an alternative source in a timely manner or at favorable prices. Even if the Company were able to purchase these hardware components from alternative sources, the Company would have little control over the costs of these products. Were the Company forced to pay significantly higher prices for these hardware products, it might limit the mark-up over the price paid by the Company that it can reasonably charge its customers. Were the Company unable to provide this hardware to its customers, forcing its customers to buy this hardware directly from third parties, or were the Company forced to decrease the size of its mark-up, the Company's hardware and total revenues would be negatively impacted.

        Risks Associated with Expiration of Lease for Headquarters Space.    The Company leases office space, used as its headquarters and primary business location, at 8A Industrial Way in Salem, New Hampshire. The Company's current lease terminates on December 31, 2005. As a result, the Company has engaged a real estate agent to assist the Company in considering its options. At this time, the Company has not determined whether it will be able to renew its lease at its present location on sufficiently favorable terms or whether it will instead lease a new facility and relocate the Company. The process of evaluating options and negotiating a new or renewed lease will require time and attention from members of the Company's management. Further, if the Company elects to relocate its operations to a new location, the Company will incur related expenses and will encounter disruption of operations related to the move, all of which could have a material adverse effect on the Company's financial condition and results of operation.

        Risks Associated with the Use of Arthur Andersen as Independent Auditors.    Arthur Andersen LLP ("Andersen"), the Company's former independent public accountants that audited the Company's financial statements until June 28, 2002, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government's investigation of Enron Corporation. Andersen ceased practicing before the SEC effective August 31, 2002. Although the Company has no reason to believe that the financial statements audited by Andersen are incorrect, it is possible that events arising out of the indictment may adversely affect Andersen's ability to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Andersen's audit of the Company's financial statements. The SEC has indicated that it will continue accepting financial statements audited or reviewed by Andersen provided that the Company comply with the applicable rules and orders issued by the SEC in March 2002 for that purpose.

        Dependence on Key Personnel.    The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, most of whom are not bound by employment agreements or noncompetition agreements. The loss of the services of one or more of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for this highly qualified personnel is intense and the Company has historically experienced difficulty in recruiting qualified technical personnel. There can be no assurance that the Company will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        As of December 31, 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. All of the Company's investments consist of money market funds and commercial paper that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary's local currency. The United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2004, however, significant currency exchange rate fluctuations could have a material impact on the Company's results of operations in the future. Currently, the Company does not engage in foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

        The Company's Consolidated Financial Statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-26, respectively, of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

          As of December 31, 2004 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls

          There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2004 or in other factors that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

Executive Officers

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

Item 11. Executive Compensation and Other Information

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Certain Related Parties

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedule

          (a)   List of documents filed as part of this report

        (1)   Consolidated Financial Statements listed under Part II, Item 8 and included herein by reference.

        (2)   Consolidated Financial Statement Schedules

    No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements as Notes to Consolidated Financial Statements.

        (3)   Exhibits

Exhibit Number	Description of Document
2.1	Stock Repurchase Agreement (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
4.2	Stock Purchase Agreement (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
4.3	Registration Rights Agreement (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
4.4	Common Stock Warrant (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company's Form 10-K, No. 0-22871 and incorporated herein by reference)
10.5	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6	Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.9	Consulting Arrangement with Arnold E. Ditri (filed as Exhibit 10.9 to Company's Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference)
*10.10	Severance Letter with Timothy P. Losik (filed as Exhibit 10.10 to the Company's Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference)
10.11	Offer Letter with Michael K. Sheehy (filed as Exhibit 10.11 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)

*10.12	Severance Eligibility Letter with Michael K. Sheehy (filed as Exhibit 10.12 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference)
*10.13	Severance Agreement with Robert L. Voelk, dated August 29, 2003 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.14	Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003 (filed as Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.15	Severance Agreement and General Release with Michael K. Sheehy, dated September 2, 2003 (filed as Exhibit 10.15 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.16	Severance Agreement and General Release with Timothy P. Losik, dated September 2, 2003 (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.17	Form of Incentive Stock Option Agreement (filed as Exhibit 10.17 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.18	Form of Incentive Stock Option Agreement (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.19	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.20	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.21	Form of Stock Purchase and Restriction Agreement—Officer
*10.22	Form of Stock Purchase and Restriction Agreement—Director
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23.1	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Indicates a management contract or any compensatory plan, contract or arrangement.

          (b)   Exhibits.

        The exhibits required by this Item are listed under Item 15(a)(3).

          (c)   Financial Statement Schedules.

        The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 28th day of March 2005.

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

Name	Title	Date

/s/ ROBERT L. VOELK Robert L. Voelk	Chairman, Chief Executive Officer and President	March 28, 2005
/s/ DANIEL A. COCCOLUTO Daniel A. Coccoluto	Acting Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 28, 2005
/s/ RICHARD D. CRAMER Richard D. Cramer	Director	March 28, 2005
/s/ ARNOLD E. DITRI Arnold E. Ditri	Director	March 28, 2005

/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	March 28, 2005
/s/ JAMES O'HALLORAN James O'Halloran	Director	March 28, 2005
/s/ MARTIN A. SCHULTZ Martin A. Schultz	Director	March 28, 2005

OMTOOL, LTD. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Omtool, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2005

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,655,121	$8,242,067
Accounts receivable, net of reserves of $82,000 and $367,000 at December 31, 2004 and 2003, respectively	1,802,784	1,535,540
Inventories	137,992	37,632
Prepaid expenses and other current assets	278,972	268,112

Total current assets	12,874,869	10,083,351
Property and equipment, net	213,512	394,623
Other assets	11,562	13,962

	$13,099,943	$10,491,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$849,572	$883,583
Accrued liabilities	1,258,672	1,202,359
Accrued restructuring	—	443,830
Accrued state sales tax	699,816	1,010,496
Deferred revenue, current	3,205,072	3,306,474

Total current liabilities	6,013,132	6,846,742
Long term liabilities
Deferred revenue, long-term	455,604	205,967

Total liabilities	6,468,736	7,052,709

Commitments, contingencies and guarantees (Notes 9 and 11)
Stockholders' equity:
Preferred stock, $0.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $0.01 par value
Authorized—35,000,000 shares; Issued—4,367,878 shares in 2004 and 3,716,878 in 2003, Outstanding—3,851,472 and 3,500,500 shares in 2004 and 2003, respectively	43,679	37,169
Additional paid-in capital	35,259,706	31,936,038
Accumulated deficit	(26,018,011)	(27,617,599)
Treasury stock, at cost, 516,406 and 216,378 shares in 2004 and 2003, respectively	(2,649,756)	(877,934)
Accumulated other comprehensive loss	(4,411)	(38,447)

Total stockholders' equity	6,631,207	3,439,227

	$13,099,943	$10,491,936

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
Revenues:
Software license	$4,504,899	$4,101,588	$4,372,982
Hardware	3,177,343	2,767,570	2,733,608
Service and other	7,107,952	6,878,088	7,370,099

Total revenues	14,790,194	13,747,246	14,476,689

Cost of revenues:
Software license	195,299	279,573	346,592
Hardware	1,944,293	1,859,363	1,768,869
Service and other	2,743,258	3,151,851	3,282,463

Total cost of revenues	4,882,850	5,290,787	5,397,924

Gross profit	9,907,344	8,456,459	9,078,765

Operating expenses:
Sales and marketing	4,100,765	4,745,375	6,149,532
Research and development	1,936,779	2,186,615	2,815,324
General and administrative	2,417,091	2,947,869	4,559,322
Restructuring	—	806,581	—

Total operating expenses	8,454,635	10,686,440	13,524,178

Income (loss) from operations	1,452,709	(2,229,981)	(4,445,413)
Interest and other income, net	140,172	139,894	181,114

Income (loss) before (benefit) provision for income taxes	1,592,881	(2,090,087)	(4,264,299)
(Benefit) provision for income taxes	(6,707)	(144,322)	1,255,456

Net income (loss)	$1,599,588	$(1,945,765)	$(5,519,755)

Net income (loss) per share:
Basic	$0.42	$(0.56)	$(1.54)

Diluted	$0.41	$(0.56)	$(1.54)

Shares used in per share calculations:
Basic	3,764,809	3,494,474	3,588,498

Diluted	3,946,306	3,494,474	3,588,498

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2001	3,716,878	$37,169	(91,514)	$(734,086)	$32,017,908	$(20,152,079)	$(93,983)	$11,074,929
Comprehensive loss:
Net loss	—	—	—	—	—	(5,519,755)	—	(5,519,755)
Change in cumulative translation adjustment	—	—	—	—	—	—	15,342	15,342

Total comprehensive loss	—	—	—	—	—	—	—	(5,504,413)

Purchase of treasury stock	—	—	(144,484)	(255,339)	—	—	—	(255,339)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	8,120	64,855	(45,772)	—	—	19,083

Balance, December 31, 2002	3,716,878	37,169	(227,878)	(924,570)	31,972,136	(25,671,834)	(78,641)	5,334,260
Comprehensive loss:
Net loss	—	—	—	—	—	(1,945,765)	—	(1,945,765)
Change in cumulative translation adjustment	—	—	—	—	—	—	40,194	40,194

Total comprehensive loss	—	—	—	—	—	—	—	(1,905,571)

Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	11,500	46,636	(36,098)	—	—	10,538

Balance, December 31, 2003	3,716,878	37,169	(216,378)	(877,934)	31,936,038	(27,617,599)	(38,447)	3,439,227
Comprehensive income:
Net income	—	—	—	—	—	1,599,588	—	1,599,588
Change in cumulative translation adjustment	—	—	—	—	—	—	34,036	34,036

Total comprehensive income	—	—	—	—	—	—	—	1,633,624

Purchase of treasury stock	—	—	(350,000)	(2,012,500)	—	—	—	(2,012,500)
Issuance of common stock and a warrant in a private placement to institutional and accredited investors, net of issuance costs of $154,135	651,000	6,510	—	—	3,439,355	—	—	3,445,865
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	49,972	240,678	(115,687)	—	—	124,991

Balance, December 31, 2004	4,367,878	$43,679	(516,406)	$(2,649,756)	$35,259,706	$(26,018,011)	$(4,411)	$6,631,207

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,599,588	$(1,945,765)	$(5,519,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	255,649	413,525	509,932
Accounts receivable reserves	(287,692)	(260,609)	(13,691)
Deferred income taxes	—	—	1,225,350
Changes in assets and liabilities—
Accounts receivable	79,998	420,432	242,350
Prepaid expenses and other current assets	(8,896)	157,691	198,785
Inventory	(100,193)	151,904	(18,419)
Accounts payable	(58,089)	(146,238)	283,642
Accrued liabilities	34,836	(487,997)	(385,680)
Accrued restructuring	(443,830)	443,830	—
Decrease in other assets	2,400	—	—
Accrued state sales tax	(310,680)	(265,239)	1,275,735
Deferred revenue	110,206	71,697	(37,562)

Net cash provided by (used in) operating activities	873,297	(1,446,769)	(2,239,313)

Cash Flows from Investing Activities:
Purchases of property and equipment	(73,376)	(189,120)	(283,040)
Purchases of short-term investments	—	(1,999,449)	(1,597,155)
Proceeds from sale of short-term investments	—	3,596,604	1,296,750
Net cash (used in) provided by investing activities	(73,376)	1,408,035	(583,445)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and common stock warrant	3,570,856	10,538	19,083
Purchase of treasury stock	(2,012,500)	—	(255,339)

Net cash provided by (used in) financing activities	1,558,356	10,538	(236,256)

Exchange rate effect on cash and cash equivalents	54,777	77,740	57,419

Net increase (decrease) in cash and cash equivalents	2,413,054	49,544	(3,001,595)
Cash and cash equivalents, beginning of year	8,242,067	8,192,523	11,194,118

Cash and cash equivalents, end of year	$10,655,121	$8,242,067	$8,192,523

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Omtool, Ltd. ("Omtool" or the "Company") provides enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange. Omtool accomplishes this by integrating with industry-leading e-mail messaging, enterprise resource and document management systems to add secure delivery and high volume fax functionality to a company's existing communication infrastructure. Because paper remains an integral part of many business processes, Omtool also provides technology that incorporates electronic delivery, security and billing functionality into industry-leading multifunction and scanning devices.

        AccuRoute®, Omtool's document routing and distribution software, integrates with many digital scanning and multifunctional devices to allow paper documents to be digitized, distributed and archived. In addition Omtool's AccuRoute software provides capture, distribution and compliance for movement of electronic documents and information. Genifax™, Omtool's enterprise fax software, offers a scalable, server-based feature set and shares a common Windows server-based architecture with the Genidocs product line. Genidocs™, the Company's secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail and delivery confirmation, and digital signatures. Omtool's AccuRoute software further unifies the code bases and architecture of the Genidocs and Genifax product lines, with the routing capabilities of the AccuRoute software to provide a truly unique customer specific product to easily manage documents, both paper and electronic, with little or no user training required.

        Omtool's software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multifunctional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems and are licensed on a combination server/seat basis or on a server only or seat only basis. To address the needs of large enterprises, Omtool's products are modular and scaleable; communication capacity can be implemented and added over time through the addition of system components and connectors as needed to keep pace with demand. Additional Omtool servers can be added to a configuration to provide failover through redundancy, helping to ensure continuous operation. Omtool intends to maintain a leadership position in its traditional market, secure electronic document exchange, while continuing to consolidate functionality of all its products into a single, configurable platform, expand the level of integration with complimentary technologies such as document management, records management and extend its document capture capability to include virtually all multifunctional devices and scanners. In doing so, Omtool will be pursuing a leadership position in the broader document delivery/exchange and management market which it believes will grow in response to increasingly regulated communications. Omtool will continue to focus on those vertical markets where regulations and or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

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

(b) Revenue Recognition

        The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without the Company's software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

        The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized over the term of the related maintenance period. Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract. Other services revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision regarding the Company's product meeting published specifications and there are no uncertainties with regard to the customer's acceptance then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

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

        The Company's short term deferred revenue and long term deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy. Deferred revenue consisted of the following as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred revenue	$152,116	$568,295
Deferred maintenance and support, current	3,052,956	2,738,179
Deferred maintenance and support, long-term	455,604	205,967

	$3,660,676	$3,512,441

(c) Software Development Costs

        Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86,

Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Consequently, no amounts have been capitalized.

(d) Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6,812,560 and $6,692,912 at December 31, 2004 and 2003, respectively. Cash equivalents at December 31, 2004 consisted of investments in money market funds and cash equivalents at December 31, 2003 consisted primarily of investments in money market funds and commercial paper.

(e) Advertising Expense

        The Company recognizes advertising expense as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $64,211, $78,803 and $312,313, respectively, as advertising expense.

(f) Inventory

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

(g) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification
	Estimated Useful Life	2004	2003
Computer equipment	1—5 years	$3,132,632	$3,048,833
Computer software	2—3 years	1,333,107	1,307,073
Furniture and fixtures	5—7 years	945,309	935,121
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	229,061	229,061

		5,640,109	5,520,088
Less—Accumulated depreciation and amortization		5,426,597	5,125,465

		$213,512	$394,623

        Depreciation expense was $255,649, $413,525 and $509,932 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(h) Stock Based Compensation

        The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,599,588	$(1,945,765)	$(5,519,755)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(232,995)	(662,166)	(945,430)

Pro forma net income (loss)	$1,366,593	$(2,607,931)	$(6,465,185)

Net income (loss) per share:
Basic, as reported	$0.42	$(0.56)	$(1.54)
Diluted, as reported	$0.41	$(0.56)	$(1.54)
Basic, pro forma	$0.36	$(0.75)	$(1.80)
Diluted, pro forma	$0.35	$(0.75)	$(1.80)

        See the assumptions used in calculating the pro-forma stock option expense described in Note 7.

(i) Use of Estimates

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

(j) Concentration of Credit Risk and Fair Value of Financial Statements

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

        As of December 31, 2004, one customer accounted for 12% of the Company's accounts receivable balance. As of December 31, 2003, one customer accounted for 10% of the Company's accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2004 and 2003. For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for greater than 10% of the Company's total revenues.

(k) Accounts Receivable and Related Reserves

        The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest. The Company maintains reserves for potential product returns and makes adjustments to these reserves as needed based on historical product return rates, and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products. Management's calculation of the estimated return reserve is based upon (1) an account specific review of potential returns from recent sales, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the allowance for doubtful accounts on a monthly basis. Management's calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts, as a percentage of accounts receivable. The Company does not have any off-balance-sheet credit exposure to its customers.

        The following schedule summarizes the activity of the Company's accounts receivable reserve for the three years ended December 31, 2004:

Year Ended	Balance at Beginning of Year	Increases		Reductions		Balance at End of Year
December 31, 2002	$630,000	80,000	(1)	(95,000	)(2)	$615,000
December 31, 2003	$615,000	345,000	(1)	(593,000	)(2)	$367,000
December 31, 2004	$367,000	50,000	(1)	(335,000	)(2)	$82,000

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

        In accordance with APB Opinion No. 20, Accounting Changes, the following table displays the effects of the net reduction in the accounts receivable reserve which impacted net income (loss) and net income (loss) per share (excludes write-offs):

Year Ended	Net Income (Loss)	Net Income (Loss) per Basic and Diluted Share
December 31, 2002	$(15,000)	$(0.00)
December 31, 2003	$(218,000)	$(0.06)
December 31, 2004	$272,000	$0.07

(l) Foreign Currency Translation

        The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity (accumulated other comprehensive income) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2004, 2003 and 2002.

(m) Earnings Per Share

        The Company reports earnings per share in accordance with SFAS No. 128, Earnings per Share. The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the year ended December 31, 2003 and 2002 exclude 495,586 and 757,396 potential common shares from stock options because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period. For the year ended December 31, 2004, the dilutive calculation excludes the potential common shares related to 179,990 outstanding stock options which have an anti-dilutive effect since their exercise price exceeds the market value of the Company's common stock. A reconciliation of basic and diluted common shares outstanding is as follows:

	Year Ended December 31,
	2004	2003	2002
Weighted average number of common shares outstanding	3,764,809	3,494,474	3,588,498
Potential common shares pursuant to stock options and warrant	181,497	—	—

Diluted weighted average shares	3,946,306	3,494,474	3,588,498

Basic net income (loss) per common share	$0.42	$(0.56)	$(1.54)
Diluted net income (loss) per common and potential common share	$0.41	$(0.56)	$(1.54)

(n) New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. The company currently discloses the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective no later than fiscal periods beginning after June 15, 2005. The Company does not currently expect to elect early adoption and has not determined whether it will apply the new standard prospectively in the third quarter of 2005, retroactively from the beginning of 2005, or restate all periods on a comparable basis. It is expected that the adoption of SFAS No. 123(R) will have a material impact on the Company's future results of operations. The pro forma presentation included in "Stock-based Compensation" above reflects what the impact of SFAS No. 123(R) would have been on the historical periods presented.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial position and results of operations.

(3) Related Party Transactions

        On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. ("eSped") to sublease from the Company 4,500 square feet of the premises the Company is occupying at its Salem, New Hampshire, headquarters. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of Omtool is also the Chief Executive Officer and Chairman of the Board of eSped and Mr. Schultz, a Director of Omtool, is a Director of eSped. The sub-lease is a tenancy at will and commenced on February 1, 2001. Either party may terminate the sublease with 120 days written notice to the other party. The amount of rent payments and building maintenance charges received in the years ended December 31, 2004, 2003 and 2002 was $62,037, $62,037 and $55,323, respectively, and has been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the sublease have been negotiated at arms-length.

        The Company entered into a consulting arrangement with a Director of the Company in July 2001. Under this arrangement, the Director provided consulting services to the Company. The Company paid $106,184 to the Director for the year ended December 31, 2002. As of August 1, 2002, the Company terminated this consulting arrangement, and therefore there were no payments made to the Director in 2003 or 2004.

(4) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2004	2003
Accrued health insurance expense	$178,464	$205,547
Accrued salary and salary-related	688,622	466,903
Accrued professional fees	141,322	145,962
Other accrued expenses	250,264	383,947

	$1,258,672	$1,202,359

(5) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2004, the Company had available federal net operating loss carryforwards of approximately $20.0 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $954,000. If not utilized, these carryforwards expire through 2023. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

        The components of the net deferred tax asset are as follows:

	December 31,
	2004	2003
Net operating loss carryforward	$6,811,000	$7,166,000
Research and development tax credit carryforwards	954,000	894,000
Capital loss carryforward	309,000	—
Accrued liabilities and reserves	628,000	1,072,000
Valuation allowance	(8,702,000)	(9,132,000)

Net deferred tax asset	—	—

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

        At December 31, 2004, the Company has approximately $290,000 of net operating loss carryforwards and related valuation allowance in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses through increases to stockholder equity in the periods in which the losses are utilized to reduce tax payments.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax (benefit) provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
(Decrease) increase in tax resulting from—
State tax provision, net of federal benefit	3.6	2.8	0.2
Research and development tax credits	(3.8)	(3.6)	(2.2)
(Decrease) increase in valuation allowance	(34.0)	37.9	62.7
Difference in foreign tax rates	(1.0)	(6.9)	0.7
Other	(0.7)	(3.1)	2.0

(Benefit) provision for income taxes	(0.4)%	(6.9)%	29.4%

        The (benefit) provision for income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$8,681	$—	$—
State	—	—	—
Foreign	(15,388)	(144,322)	—

Deferred
Federal	—	—	1,225,350
State	—	—	—
Foreign	—	—	30,106

	—	—	—
(Benefit) provision for income taxes	$(6,707)	$(144,322)	$1,255,456

        The components of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
Domestic	$1,496,137	$(2,601,795)	$(4,470,194)
Foreign	96,744	511,708	205,895

	$1,592,881	$(2,090,087)	$(4,264,299)

(6) Stockholders' Equity

(a) Private Placement to Institutional Investors and Other Accredited Investors

        On March 29, 2004, the Company raised $3.6 million through the sale of 600,000 shares of common stock, at a price of $6.00 per share in a private placement to institutional and other accredited investors (the "Private Placement"). The fees associated with issuing the shares in connection with the Private Placement were $154,135 and were recorded as a reduction of additional paid-in capital. Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five year period commencing six months from the date of the original issuance at a price of $6.00 per share, to its financial advisor or its designees for advisory services related to the Private Placement. In conjunction with the transaction, the Company repurchased shares of its outstanding common stock from an existing shareholder. See Treasury Stock below for more information.

(b) Treasury Stock

        In October 1998 and in October 2002, the Company's Board of Directors authorized the repurchase of up to 285,714 shares and $250,000 worth of shares, respectively, of the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans. In March 2004, the Company's Board of Directors authorized the repurchase of 350,000 shares of its outstanding common stock from ASA International, an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and are held in treasury. As of December 31, 2004, the Company had repurchased a total of 280,446 shares under the 1998 program and $250,000 worth, or 142,856 shares, under the 2002 program. The combined total of all repurchases is $773,302.

(c) Reserved Common Stock

        As of December 31, 2004, 1,179,296 shares of common stock were reserved for issuance pursuant to stock option plans, the employee stock purchase plan and the outstanding warrant.

(d) Preferred Stock

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

(e) Stock Splits

        On March 30, 2004, Omtool's Board of Directors voted a two-for-one stock split of the Company's Common Stock effective April 27, 2004. All references in the Consolidated Financial Statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

        On January 14, 2003, Omtool's Board of Directors voted a one-for-seven stock split of the Company's Common Stock effective January 15, 2003. All references in the Consolidated Financial Statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-seven stock split.

(f) Stock Warrant

        As described above, the Company issued in conjunction with the Private Placement, a warrant to purchase 51,000 shares of common stock exercisable at $6.00 per share to the Company's financial advisor in connection with the transaction. The warrant may only be exercised during the period commencing on October 1, 2004 and ending on September 30, 2009. The warrant has not been exercised as of December 31, 2004.

(g) Restricted Common Stock

        In January 2005, the Company sold a total of 58,684 restricted common stock shares under the Company's 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company for $0.01 per share. The restricted common stock shares vest ratably over the service period of four years, so as long as the restricted stockholder continues to provide services to the Company.

During 2005, the Company recorded deferred compensation of approximately $451,000 for the intrinsic value of the restricted common stock shares. The deferred compensation will be recognized as compensation expense over the expected four year vesting period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of the shares, the restricted stockholder will sell all of the unvested shares of restricted common stock back to the Company at the original purchase price of $0.01.

(7) Stock Plans

(a) Stock Option Plans

        The Company's 1996 Stock Option Plan (the "1996 Plan") provided for the granting of options covering 428,572 shares of common stock. The 1996 Plan, administered by the Board of Directors, allows for the granting of "incentive stock options" within the meaning of the IRC and nonqualified stock options. Incentive stock options under the 1996 Plan are granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

        The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the issuance of common stock pursuant to the grant to employees of "incentive stock options" within the meaning of the IRC and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. Under the terms of the 1997 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the 1997 Plan is 1,228,570. In accordance with the 1997 Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.

        The Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and follows the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 2004, 2003 and 2002 had a weighted average fair value per share of $4.57, $1.10 and $2.11, respectively. The assumptions used are as follows:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.67%	2.68%	3.67%
Volatility	95.0%	95.0%	95.0%
Expected dividend yield	—	—	—
Expected lives	4 Years	4 Years	4 Years

        The following is a summary of all stock option activity:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2001	665,456	$0.88-$28.88	$7.21
Granted	202,576	0.74-4.10	3.09
Exercised	(604)	0.89-3.20	2.93
Canceled and expired	(110,032)	2.52-17.06	7.04

Outstanding, December 31, 2002	757,396	0.74-28.88	6.14
Granted	50,000	0.74-1.85	1.63
Exercised	(572)	0.88	0.88
Canceled and expired	(311,238)	0.74-17.06	3.85

Outstanding, December 31, 2003	495,586	0.74-19.25	6.17
Granted	5,260	6.76	6.76
Exercised	(42,206)	0.74-4.10	2.55
Canceled and expired	(12,264)	2.63-17.06	9.87

Outstanding, December 31, 2004	446,376	$0.74-$19.25	$6.41

Exercisable, December 31, 2004	365,360	$0.74-$19.25	$7.28

        At December 31, 2004, options to purchase 730,747 shares of common stock were available for future grants under the 1997 Plan.

        The range of exercise prices for options outstanding and options exercisable at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price Per Share
		(Years)
$0.74-0.88	10,500	6.2	$0.78	3,000	$0.88
1.85-2.63	207,034	6.9	2.47	141,165	2.57
3.19-4.20	8,824	6.4	3.63	6,747	3.49
6.48-8.75	103,488	3.9	7.97	97,918	8.03
10.06-12.69	64,860	4.8	10.09	64,860	10.09
15.31-19.25	51,670	4.0	16.11	51,670	16.11

	446,376	5.5	$6.41	365,360	$7.28

(b) 1997 Employee Stock Purchase Plan

        The 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. As of December 31, 2004, 44,748 shares had been issued under the 1997 Purchase Plan.

(8) 401(k) and Profit-Sharing Plan

        The Company's 401(k) and Profit-Sharing Plan (the "Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed $109,000, $114,000 and $159,000 to the Profit-Sharing Plan for the years ended December 31, 2004, 2003 and 2002, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2004, 2003 and 2002, the Company made no additional discretionary contributions.

(9) Lease Commitments

        The Company leases certain equipment and its office facilities under operating leases that expire at various times through December 2006.

        Future minimum lease payments under these leases at December 31, 2004 are approximately as follows:

Year ending December 31,
2005	$296,000
2006	24,000

$320,000

        Rent expense, net of sub-lease rentals, included in the accompanying consolidated statements of operations was $476,000, $444,000 and $447,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(10) Restructuring Costs

        In the third quarter of 2003, the Company announced a restructuring of certain of its operations, and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge included severance-related costs associated with the workforce reduction in the Company's domestic operations and costs associated with the closing of its Oregon office. The reduction in workforce consisted of three employees in the Company's sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company's research and development department. The balance of this charge consisted of costs incurred as a result of the closure of the Company's Oregon facility.

        The following table summarizes the accrual and usage of the restructuring charges in 2003 and 2004:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments 2003	(17,420)	(345,331)	(362,751)
Ending balance, December 31, 2003	—	443,830	443,830
Cash payments 2004	—	(443,830)	(443,830)

Ending balance, December 31, 2004	$—	$—	$—

        The total cash impact of the restructuring was $806,581, all of which was paid by the end of the third quarter of 2004.

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

        The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated amounts of these agreements is minimal.

        The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to certain of its customers for the life of the product. If necessary, the Company would provide for the estimated cost of product warranty based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product warranty. As a result, the Company believes that the estimated amounts of these agreements is minimal.

(12) Segment and Geographic Information

        To date, the Company has viewed its operations and managed its business as principally one segment, enterprise software sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        Total revenues from international sources were approximately $3.3 million, $3.1 million and $2.8 million in 2004, 2003 and 2002, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Total revenues(1)
United States	$11,502,207	$10,647,321	$11,668,319
United Kingdom	1,228,182	1,281,283	1,309,888
Rest of World	2,059,805	1,818,642	1,498,482

	$14,790,194	$13,747,246	$14,476,689

Long-lived assets(2)
United States	$215,879	$392,801
United Kingdom	9,195	15,784

	$225,074	$408,585

(1)
Revenues are attributed to geographic regions based on location of customer.

(2)
Long-lived assets include property and equipment and other assets.

(13) Asset Write-off

        In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock ("Preferred Stock") of.comfax, Inc. (which later changed its name to MessageClick, Inc. ("MessageClick")), a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, U.S. Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

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

(14) Quarterly Results of Operations (unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$4,028,078	$3,367,581	$3,448,004	$3,946,531
Gross profit	2,575,083	2,322,234	2,334,727	2,675,300
Net income	379,755	277,680	394,209	547,944
Net income per share
Basic	$0.11	$0.07	$0.10	$0.14
Diluted	$0.10	$0.07	$0.10	$0.14
	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,982,155	$3,331,785	$3,550,132	$3,883,174
Gross profit	1,788,176	1,978,029	2,214,702	2,475,552
Net (loss) income	(665,411)	(758,484)	(922,255)	400,385
Net (loss) income per share
Basic and diluted	$(0.19)	$(0.22)	$(0.26)	$0.11

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation and Other Information
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Certain Related Parties
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
OMTOOL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
OMTOOL, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS