Form 10-Q
period 2005-03-31
OMTOOL LTD
filed 2005-05-12
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐  No  ☒

There were 3,915,763 shares of the Company’s common stock, par value $0.01, outstanding on May 11, 2005.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,468,733	$10,655,121
Accounts receivable, less reserves of $58,000 at March 31, 2005 and $82,000 at December 31, 2004	2,399,466	1,802,784
Inventories	155,658	137,992
Prepaid expenses and other current assets	358,143	278,972
Total current assets	13,382,000	12,874,869
Property and equipment, net	194,326	213,512
Other assets	11,562	11,562
Total assets	$13,587,888	$13,099,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$989,691	$849,572
Accrued liabilities	1,236,844	1,258,672
Accrued state sales tax	674,377	699,816
Deferred revenue, short term	3,492,299	3,205,072
Total current liabilities	6,393,211	6,013,132
Long term liabilities:
Deferred revenue, long-term	393,412	455,604
Total liabilities	6,786,623	6,468,736

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,367,878 shares at March 31, 2005 and December 31, 2004; Outstanding — 3,913,263 shares at March 31, 2005 and 3,500,500 shares at December 31, 2004, respectively	43,679	43,679
Deferred compensation	(433,032)	—
Additional paid-in capital	35,413,836	35,259,706
Accumulated deficit	(25,875,971)	(26,018,011)
Treasury stock, at cost (454,615 shares at March 31, 2005 and 516,406 shares at December 31, 2004)	(2,332,700)	(2,649,756)
Accumulated other comprehensive loss	(14,547)	(4,411)
Total stockholders’ equity	6,801,265	6,631,207

Total liabilities and stockholders’ equity	$13,587,888	$13,099,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Software license	$1,317,629	$1,171,898
Hardware	837,344	1,167,551
Service and other	1,706,511	1,688,629

Total revenues	3,861,484	4,028,078

Cost of revenues:
Software license	20,767	31,525
Hardware	543,677	674,243
Service and other	717,375	747,227

Total cost of revenues	1,281,819	1,452,995

Gross profit	2,579,665	2,575,083

Operating expenses:
Sales and marketing	1,179,316	1,043,287
Research and development	516,990	471,175
General and administrative	775,171	699,391

Total operating expenses	2,471,477	2,213,853

Income from operations	108,188	361,230

Interest and other income, net	40,629	37,656

Income before tax provision	148,817	398,886

Tax provision	6,777	19,131

Net income	$142,040	$379,755

Net income per share
Basic	$0.04	$0.11
Diluted	$0.04	$0.10

Weighted average number of common shares outstanding
Basic	3,853,933	3,514,438
Diluted	4,055,264	3,680,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$142,040	$379,755
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	46,581	78,473
Accounts receivable reserves	(23,408)	(154,124)
Amortization of deferred compensation	19,415	—
Changes in assets and liabilities—
Accounts receivable	(576,946)	(65,422)
Prepaid expenses and other current assets	(103,653)	(53,182)
Inventory	(17,666)	10,202
Accounts payable	141,120	25,172
Accrued liabilities	4,229	119,524
Accrued state sales tax	(25,439)	23,680
Accrued restructuring	—	(143,772)
Deferred revenue	230,518	(45,845)

Net cash (used in) provided by operating activities	(163,209)	174,461

Cash Flows from Investing Activities:
Purchases of property and equipment	(27,525)	(13,237)

Net cash (used in) investing activities	(27,525)	(13,237)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	18,739	3,524,907
Purchase of treasury stock	—	(2,012,500)

Net cash provided by financing activities	18,739	1,512,407

Exchange rate effect on cash	(14,393)	32,614

Net (decrease) increase in cash and cash equivalents	(186,388)	1,706,245

Cash and cash equivalents, beginning of period	10,655,121	8,242,067

Cash and cash equivalents, end of period	$10,468,733	$9,948,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Omtool, Ltd. (the “Company” or “Omtool”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 as filed with the SEC on March 29, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  Net Income (Loss) per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares consisting of outstanding stock options and a stock warrant is determined using the treasury stock method, in accordance with SFAS No. 128.  For the fiscal quarters ended March 31, 2004 and 2005, the dilutive calculation excludes the potential common shares related to 220,774 and 112,560 outstanding stock options, respectively, that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares outstanding	3,853,933	3,514,438
Potential common shares pursuant to stock options and warrant	201,331	165,747
Diluted weighted average shares	4,055,264	3,680,185
Basic net income per common share	$0.04	$0.11
Diluted net income per common and potential common share	$0.04	$0.10

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

During the three months ended March 31, 2005, the Company recorded a net tax provision of $6,777 for expected tax liability in the United States.

During the three months ended March 31, 2004, the Company recorded a net tax provision of $19,131 for expected tax liability in the United States and for expected tax liability related to its United Kingdom subsidiary, Omtool Europe Limited (“OEL”).  The provision for the 2004 quarter is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

(4)  Comprehensive Income

The components of the Company’s comprehensive income are as follows:

	Three months ended March 31,
	2005	2004
Net income	$142,040	$379,755
Foreign currency translation adjustments	(10,136)	24,011
Comprehensive income	$131,904	$403,766

(5) Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to stock-based employee compensation. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123.  The Company will be required to adopt FAS 123R in the first fiscal quarter of 2006 and does not expect it to have a material impact on its future results of operations.

	Three months Ended March 31,
	2005	2004

Net income, as reported	$142,040	$379,755
Add: Stock compensation included in net income	19,415	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(45,704)	(71,905)
Pro forma net income	$115,751	$307,850

Net income per share:
Basic, as reported	$0.04	$0.11
Diluted, as reported	$0.04	$0.10
Basic, pro forma	$0.03	$0.09
Diluted, pro forma	$0.03	$0.08

(6)  Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004
Accrued health insurance expense	$178,464	$178,464
Accrued salary and salary-related	569,059	688,622
Accrued professional fees	184,381	141,322
Other accrued expenses	304,940	250,264
	$1,236,844	$1,258,672

(7)  Equity Transactions

In January 2005, the Company sold a total of 58,684 restricted common stock shares under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company for $0.01 per share. The restricted common stock shares vest ratably over the service period of four years, so long as the restricted stockholder continues to provide services to the Company. During 2005, the Company recorded deferred compensation of approximately $451,000 for the intrinsic value of the shares of restricted common stock. The Company will recognize deferred compensation as compensation expense over the expected four year vesting period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell all such unvested shares of restricted common stock back to the Company at the original purchase price of $0.01 per share.

On March 30, 2004, the Company raised $3.6 million through the private placement to institutional and other accredited investors of 600,000 shares of common stock, at a price of $6.00 per share.  The fees associated with issuing the shares in connection with the private placement were approximately $147,000 and were recorded as a reduction of additional paid-in capital.  Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period, at a price of $6.00 per share, to its financial advisor or its designees for advisory services related to the private placement.

On March 30, 2004, Omtool’s Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a dividend effective April 27, 2004 payable to each stockholder of record as of April 7, 2004.  All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for this two-for-one stock split.

On March 31, 2004, the Company repurchased 350,000 shares of its outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The 350,000 shares that were repurchased have been recorded and are held as treasury stock.

(8) Segment and Geographic Information

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

Total revenues from international sources were $455,000 and $1.3 million for the three months ended March 31, 2005 and 2004, respectively.  The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended March 31,
	2005	2004
Total revenues (1)
United States	$3,406,408	$2,684,800
United Kingdom	181,922	692,199
Rest of World	273,154	651,079
	$3,861,484	$4,028,078

	March 31, 2005	December 31, 2004
Long-lived assets (2)
United States	$199,452	$215,879
United Kingdom	6,436	9,195
	$205,888	$225,074

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005.

Overview

We provide enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange. We accomplish this by providing products that integrate with industry-leading e-mail messaging, enterprise resource and document management systems to add secure delivery and high volume fax functionality to a company’s existing communication infrastructure. Because paper remains an integral part of many business processes, we also provide technology that incorporates electronic delivery, security and billing functionality into industry-leading multi-function and scanning devices.

AccuRoute®, our document routing and distribution software, integrates with many digital scanning and multi-functional devices to allow paper documents to be digitized, distributed and archived. In addition, our AccuRoute software provides for the movement of electronic documents and information, enabling companies to capture and distribute hard copy documents in electronic form and comply with privacy regulations related to health, financial or other confidential information. Genifax™, our enterprise fax software, offers a scalable, server-based feature set and shares a common Windows® server-based architecture with the Genidocs™ product line. Genidocs, our secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures. Our AccuRoute software further unifies the code bases and architecture of our Genidocs and Genifax product lines. With its routing capabilities, the AccuRoute software provides a customer specific product that easily manages documents, both paper and electronic, with little or no user training required.

Our software products can be deployed on heterogeneous, multi-platform networks and digital scanning and multi-functional devices and can be integrated with both desktop and enterprise software applications such as e-mail and groupware systems.  We license our products on a combination server/seat basis or on a server only or seat only basis. To address customer needs, our products are modular and scaleable; communication capacity can be implemented and added over time through the addition of system components and connectors as needed to keep pace with an enterprise’s growing demand. Additional Omtool servers can be added to a configuration to provide failover through redundancy, helping to ensure continuous operation.

We intend to maintain a leadership position in our traditional market  – secure electronic document exchange – while continuing to consolidate the functionality of all our products into a single, configurable platform, expand the level of integration with complimentary technologies such as document and records management tools and extend our document capture capability to include virtually all multi-functional devices and scanners. In doing so, we will be pursuing a leadership position in the broader document delivery/exchange and management market, which we believe will grow in response to increasingly regulated communications and stringent privacy requirements. We will continue to focus on those vertical markets where regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

We resell, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to our customers. We undertake these hardware sales as a convenience to our customers, who alternatively can opt to obtain hardware from a third-party vendor. The fax boards and fax modems that we resell are not functional without our software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we maintain a minimal inventory of these hardware products. We believe that we have a good business relationship with our suppliers of these products and that supply of these products is stable.

Service and other revenues have historically consisted primarily of the sale of support contracts to compliment software products sold to customers. We generate a smaller portion of our service and other revenues from consulting, training and installation services.

 Our financial results for the first quarter of 2005 decreased as compared to the first quarter of 2004, with a net profit of $142,000 in the first quarter of 2005 as compared to a net profit of $380,000 in the first quarter of 2004.  The decrease in financial results was due primarily to an increase of approximately $257,000 in total operating expenses, as well as lower overall revenues.  The primary reason that revenues decreased was that hardware revenue decreased by approximately $330,000, or 28%, due to a decline in our legacy fax business in the first quarter of 2005 as compared to the first quarter of 2004.  We, however, experienced increases in the two other categories of revenues – software license revenues and service and other revenues.  We were particularly encouraged by the increase in software license revenues, as that is the primary measurement that we use to gauge the market traction and prospects of our software products, in particular our AccuRoute product.  During the first quarter of 2005, software license revenues increased by approximately $146,000, or 12%, from the first quarter of 2004 led by a 19% increase in AccuRoute revenue as compared to the fourth quarter of 2004.  This continued increase in software license revenues validates our AccuRoute product and the reception it has received in the legal vertical market to date.  The increase in operating expenses during the first quarter of 2005 was driven by previously anticipated Sarbanes-Oxley related expenses and increases in sales and marketing expenses associated with our AccuRoute sales and marketing strategy, which has been to sell AccuRoute solely to the legal vertical market.

Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to broaden our current sales and marketing strategy beginning in the second quarter of 2005 to encompass the finance and healthcare vertical markets.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $2.0 million for the balance of 2005.  We do not anticipate that these increased expenditures will produce a sufficient increase in sales over the balance of 2005 to offset the associated expenses over the same period.  These expenses, along with the Sarbanes-Oxley related expenses, will therefore continue to exert pressure on earnings for the remainder of 2005.  However, we believe that the profits realized from our sales of AccuRoute in the legal vertical market and from our legacy fax business will allow us to absorb most of the incremental expenses without a significant loss for 2005.  Our cash and cash equivalents at March 31, 2005 were $10.5 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Although we believe that there has been some recent improvement in the demand for enterprise software solutions and increased market acceptance of our products, we cannot predict whether or when that market will soften or if market acceptance of our products will occur. If the market or the market acceptance of our products changes, we cannot predict whether, and to what extent, the demand for our products will increase or decrease. Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, our costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenues, thereby negatively affecting our operating results.

Our future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions we enter into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenues from a large order may constitute a significant portion of our total revenues in a particular quarter, further exacerbating fluctuations in quarterly results.

We have historically derived a majority of our total revenues from sales within the United States. Sales outside of the United States (primarily in Europe) represented approximately 9% and 31% of our total revenues for the three months ended March 31, 2005 and 2004 respectively.  For the three months ended March 31, 2005 and 2004, our gross profit percentage on these non-U.S. sales approximated the gross profit percentage on sales within the United States. Revenues on our European operations decreased in the first quarter of 2005 as compared to the first quarter of 2004 due to a decrease in demand in Europe for our fax software.  We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships, to focus sales resources on the legal vertical market and expect that the European results will start to improve over the remainder of 2005. There can be no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on our business, financial condition and results of operations.

Our United Kingdom subsidiary transacts business primarily in its local currency. Our United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. Significant currency exchange rate fluctuations could have a material impact on our results of operations. We manage our foreign currency exchange exposure by monitoring our net monetary position using natural hedges of our assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all foreign currency exchange exposure. Foreign currency exposure has not been material to our financial position or results of operations to date. If the volume of our business denominated in foreign currencies increases, we may be required to use derivatives to hedge foreign currency exposure.

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base. We are pursuing sales opportunities via our solution/reseller channel, as well as focusing sales efforts on specific market segments, in order to facilitate product acceptance. Sales through our indirect distribution channels represented approximately 16% and 10% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our reported and expected financial results and business operations are discussed in appropriate sections throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our preparation of this Form 10-Q required management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements included herein, and the reported amounts of revenue and expenses during the period covered by this report. There can be no assurance that actual results will not differ materially from those estimates.

Revenue Recognition and Accounts Receivable Reserves.  We derive our revenue primarily from two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. We license our software products on a perpetual basis. We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers. Our resellers order products from us based on purchase orders received from end-users and do not order stock. Our products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, we, in our sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. We also sell hardware products, which are provided by a third-party, plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without our software. To support our software products, we sell software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue. We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns. As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

We recognize revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. We maintain a reserve for potential product returns. We recognize software maintenance and support revenue over the term of the related maintenance period, which is typically a one-year period.  On those occasions when we sell multiple-year maintenance contracts, we recognize the associated revenue over the multiple-year term of the maintenance contract. We recognize other services revenue as we perform the services. If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer’s acceptance, then we will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For all sales, we use a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders, on a transaction-by-transaction basis.

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We review Dunn & Bradstreet credit reports for all of our resellers and adjust our credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is credit-worthy then we predominantly sells to those resellers on cash on delivery terms. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

We maintain reserves for potential product returns and makes adjustments to these reserves as needed based on historical product return rates.  We also consider the impact of new product introductions, changes in customer demand and acceptance of our products on the adequacy of these reserves. Our calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue. We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable. We record trade accounts receivable at the invoiced amount; these accounts do not bear interest. We specifically analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We review the allowance for doubtful accounts on a monthly basis. Our calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) a general estimate based upon past historical bad debts as a percentage of accounts receivable. We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $58,000 and $82,000 at March 31, 2005 and December 31, 2004, respectively. Both components of calculating the estimated reserve – specific identification and historic experience – are material judgments made by us. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

Software Development Costs.  Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. We sell software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations. Therefore, we charge all software development costs to operations in the period incurred.

Taxes.  We are required to estimate our income and state sales taxes. This process involves estimating our actual current tax obligations, while also assessing differences resulting from the different treatment of items for tax and accounting purposes that result in deferred income tax assets and liabilities and accrued state sales tax liabilities. We include deferred income tax assets and liabilities and accrued state sales tax liabilities in our balance sheet.

We assess our deferred tax assets for each reporting period to determine whether it is more likely than not that they will be recovered from future taxable income. In making this assessment, we include assumptions regarding ongoing tax planning strategies. We establish a valuation allowance for assets when their recovery is not certain.  Changes to the valuation allowance are included as an expense or benefit within the tax provision in our statement of operations.

We provide a full valuation allowance against all of our net deferred tax assets and will continue to do so until we return to an appropriate level of sustained taxable income. The ultimate realization of these deferred tax assets depends upon our ability to generate sufficient future taxable income. If we are successful in generating sufficient future taxable income, we will reduce the valuation allowance through a reduction in income tax expense in the future.

We estimate accrued state sales taxes for each reporting period based on tax rates in effect for the reporting periods in each of the states where we have a potential nexus and for the time period during which we have that nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value. In the event that actual results differ from these estimates, our state sales taxes expense could be materially impacted.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We do not expect SFAS No. 151 to have a material impact on our financial position and results of operations.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended March 31,
	2005	2004
Revenues:
Software license	34.1%	29.1%
Hardware	21.7	29.0
Service and other	44.2	41.9
Total revenues	100.0	100.0
Cost of revenues:
Software license	0.5	0.8
Hardware	14.1	16.7
Service and other	18.7	18.6
Total cost of revenues	33.3	36.1
Gross profit	66.7	63.9
Operating expenses:
Sales and marketing	30.5	25.9
Research and development	13.4	11.7
General and administrative	20.1	17.4
Total operating expenses	64.0	55.0
Income (loss) from operations	2.7	8.9
Interest and other income, net	1.1	0.9
Tax (benefit) provision	0.2	0.5

Net income (loss)	3.6%	9.3%

Gross profit:
Software license	98.4%	97.3%
Hardware	35.1	42.3
Service and other	58.0	55.7

Three Months Ended March 31, 2005 and 2004

Revenues

Total Revenues.  Our total revenue was $3.9 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively.

Software License.  Software license revenues were $1.3 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively, representing an increase of 12%.  Software license revenues accounted for 34% and 29% of total revenues for each respective period.  Software license revenues for the three months ended March 31, 2005 reflected an overall increase in demand for our AccuRoute product, but were offset by a decline in demand for our legacy fax product line as compared to the three months ended March 31, 2004.  Revenues from our AccuRoute product, represented 46% and 17% of software license revenues for the three months ended March 31, 2005 and 2004, respectively. The growth of revenues derived from the AccuRoute product line is a result of greater market acceptance of the product. Software revenues from our legacy fax product line represented 52% and 81% of software license revenues for the three months ended March 31, 2005 and 2004, respectively.  The remaining 2% of software license revenues for each of the three months ended March 31, 2005 and 2004 was comprised of various components including sales returns and allowance adjustments and sales of our other software products such as Genidocs and SwiftwriterTM.  Included in software license revenue for the three months ended March 31, 2005 and 2004 is a reduction of $18,000 and $110,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue would continue to constitute a larger percentage of our total revenue in the future if demand for AccuRoute, which generally does not require the purchase of additional hardware, continues to increase due to gains in market acceptance for this product.

Hardware.  Hardware revenues were $837,000 for the three months ended March 31, 2005 as compared to $1.2 million for the three months ended March 31, 2004, representing a decrease of 28%.  Hardware revenues accounted for 22% and 29% of total revenues for each respective period.  The decrease in hardware revenues is due to a decrease in demand from existing customers who have upgraded information systems hardware in their worldwide locations and a decrease in the volume of sales of our legacy fax products, which generally require the purchase of additional hardware.  Included in hardware revenue for the three months ended March 31, 2005 and 2004 is a reduction of $6,000 and $36,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that hardware revenues will constitute a smaller percentage of our total revenues if demand for AccuRoute, which does not require the purchase of additional hardware, continues to increase due to gains in market acceptance for this product.

Service and Other.  Service and other revenues were $1.7 million for each of the three month periods ended March 31, 2005 and 2004.   Service and other revenue accounted for 44% and 42% of total revenues for each respective period.  The fact that service and other revenue remained flat is primarily due to an improvement in maintenance revenues for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 that was offset by a decline in service revenues from installation, consulting and training services for the same periods.  The increase in service and other revenue as a percent of total revenues is due primarily to the decreases in total revenue.  We are focused on improving the renewal rate of software maintenance contracts with our existing customer base.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third-party software products and product media and product duplication.  Cost of software license revenues for the three months ended March 31, 2005 decreased by 34% or $11,000 during the fiscal quarter to $21,000, as compared to $32,000 during the corresponding period in 2004.  The decrease is due primarily to decreased documentation and reproduction costs associated with the sales of our software products.  This decrease is also reflected in software license gross margin, which improved to 98% from 97% in the same respective periods.  We have recently added third-party software into our products and expect that the cost of software licenses as a percentage of software license revenues will increase slightly in the future.

Hardware.  Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $544,000 and $674,000 for the three months ended March 31, 2005 and 2004, respectively, representing 65% and 58% of hardware revenues for each respective period. The decrease in dollar amount for the cost of hardware revenues was due primarily to the decrease of hardware unit sales accompanying sales of our software products. The gross margin percentage for hardware sales decreased to 35% from 42% for the three month periods ended March 31, 2005 and 2004 due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2005.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $717,000 and $747,000 for the three months ended March 31, 2005 and 2004, respectively, representing 42% and 44% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues increased to 58% for the three months ended March 31, 2005, compared to 56% in the same period in 2004.  The increase in gross margin is due to a decrease in the wages related expenses and associated overhead costs of employees in the support department.  We do not expect any significant variances in our service and other gross margins for the remainder of fiscal year 2005.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertising, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.2 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively, or 31% and 26% of total revenues for each respective period.  The increase in sales and marketing expenses is due to an increased number of employees in the sales and marketing departments and the associated costs of supporting those employees. Additionally, we increased our general advertising expenses during the first quarter of 2005 as compared to the first quarter of 2004. Both of these expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product. Building on the success of the current version of the AccuRoute product within the legal vertical market since its introduction in 2004, we intend to broaden our current sales and marketing strategy beginning in the second quarter of 2005 to encompass the finance and healthcare vertical markets.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $2.0 million for the balance of 2005.  Much of these additional expenses will be sales and marketing related. Consequently, we expect that our sales and marketing expenses will increase in absolute dollars as we hire additional sales staff during the balance of this year.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $517,000 for the three months ended March 31, 2005 and $471,000 for the three months ended March 31, 2004, representing 13% and 12% of total revenues for each respective period.  The increase in research and development expenses in dollars and as a percent of total revenues is a result of an increased number of employees in the research and development department during the first three months of 2005 and the associated costs of supporting such personnel.  We expect research and development expenses will increase in absolute dollars as we hire additional engineers to support our expansion of AccuRoute into other vertical markets.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $775,000 and $699,000 for the three months ended March 31, 2005 and 2004, respectively, or 20% and 17% of total revenues for each period. The increase in dollar amount and as a percentage of total revenues is due to the increase in general and administrative personnel and overhead costs associated with supporting such personnel and an increase in management consulting expenses related to our ongoing compliance with the Sarbanes-Oxley Act of 2002. We expect that we may continue to experience increases to general and administrative expenses in the form of professional fees and consulting expenditures during the remainder of 2005 as we continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and other Income.  Interest and other income consist principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $41,000 for the three months ended March 31, 2005 and $38,000 for the three months ended March 31, 2004.  Also included in the three months ended March 31, 2004 interest and other income is other income of $5,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  The fair value of the warrant is marked to market in each financial reporting period resulting in future changes in fair value which are recorded in income and other expenses.  Our warrant to purchase 8,580 shares of Verso common stock expires in November 2005.

Provision for Income Taxes.  During the three months ended March 31, 2005, we recorded a net tax provision of $6,777 for expected tax liability in the United States.  During the three months ended March 31, 2004, we recorded a net tax provision of $19,131 for expected tax liability in the United States and for expected tax liability related to our United Kingdom subsidiary, Omtool Europe Limited.  The provision for the first quarter of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of March 31, 2005, we had cash and cash equivalents of $10.5 million and working capital of $7.0 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

Our operating activities used cash of $183,000 for the three months ended March 31, 2005 and provided cash of $174,000 for the three months ended March 31, 2004.  We believe that the additional resources being allocated to improve the AccuRoute product’s success in the legal vertical market and its expansion into the finance and healthcare vertical markets, plus the increase in general and administrative expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related regulations, will put pressure on our earnings during the remainder of 2005. However, we believe that our existing cash is sufficient for at least the next twelve months. Net cash used during the three months ended March 31, 2005 consisted primarily of net income from operations and the non-cash effects of depreciation and amortization and an increase in accounts payable and deferred revenue, offset by increases to accounts receivable and prepaid expenses and other current assets.  The increase to accounts payable is due to the timing of vendor payments, which we try to manage in an effort to improve our cash balance. The increase in deferred revenue was primarily due to sales transactions that occurred during the first quarter of 2005, but the revenue for which we will not recognize until some future period because the transactions did not yet meet all of our criteria for revenue recognition.  The increase in accounts receivable is due primarily to the fact that an unusually large transaction occurred at the end of the quarter, thus significantly increasing our accounts receivable balance.  We continue to focus on improving our cash balance by improving our days sales outstanding.  The increase in prepaid expenses and other current assets is due primarily to cash paid for the support of certain internally used information systems software.   Net cash provided during the first quarter of March 31, 2004 consisted primarily of a net profit from operations and an increase in accrued liabilities partially offset by a decrease in accrued restructuring and increases in accounts receivable, prepaid expenses and other current assets.

Investing activities used cash of $28,000 and $13,000 during the three months ended March 31, 2005 and 2004, respectively.  The sole use of cash for investing activities for each period was for purchases of property and equipment comprised predominately of computer related software and hardware products. We expect that we will increase our investments in computer related software and hardware products in 2005 in order to improve our information technology infrastructure so we can support newly hired employees.

Financing activities provided cash of $19,000 and $1.5 million for the three months ended March 31, 2005 and 2004, respectively.  Cash realized during the three months ended March 31, 2005 consists of the net proceeds from the issuance of common stock pursuant to our employee stock purchase program.  Cash provided for the three months ended March 31, 2004 was due to net proceeds from our issuance of common stock.  On March 30, 2004, we completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement, which totaled $3.6 million, have been and will continue to be used for additional working capital and other general corporate purposes. This cash received from financing activities was offset by cash usage of $2.0 million during the six months ended September 30, 2004, as we repurchased 350,000 shares of our outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased out of generally available corporate funds and will be held in treasury.

Based on our first quarter performance and current expectations for the remainder of 2005, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  We do not currently have a plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of March 31, 2005:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$258,000	$240,000	$18,000	—	—

Operating lease requirements consist mainly of lease payments for our offices in Salem, NH and London, England, United Kingdom. As of March 31, 2005, we did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required. Our  lease for our Salem, NH location expires on December 31, 2005. We believe that this facility is adequate for our present operations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Certain Factors Affecting Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The discussion below highlights some of the risks that may affect future operating results.

Information provided by us from time to time, including statements in this Form 10-Q that are not historical facts consists of so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts (including, but not limited to, statements concerning:  the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to our product and service offerings, markets and acquisitions; anticipated trends in our business; our strategic alliances; changes in the regulatory environment; our expected liquidity and capital resources and our critical accounting policies) may constitute forward-looking statements.  These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements.  Factors that may cause these kinds of differences include, but are not limited to, the factors discussed below and the other risks discussed from time to time in our other filings with the Securities and Exchange Commission.

Our future operating results are uncertain and difficult to predict.  We incorporated and shipped our initial facsimile software products in 1991.  Although we recorded an operating profit in the year ended December 31, 2004, we had operating losses and decreasing revenues in the years ending December 31, 2003 and 2002.  We introduced the initial version of our AccuRoute product in the second quarter of 2002 and the current version in the first quarter of 2004. Ultimately, AccuRoute represented 40% of software revenues in 2004.  There can be no assurance that we will be able to increase our level of revenues or maintain our profitability in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible.  Increases in operating expenses are expected and, together with pricing pressures and any decline in the growth rate of the overall U.S. economy or our industry, may result in a decrease in operating income and operating margin percentage.  Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of the AccuRoute, Genifax and Genidocs software products to new customers, as well as our ability to increase product penetration into existing customers.  We recently expanded our strategic focus to include document routing and distribution software.  To date, we have limited financial and operating data and a limited operating history relevant to this solution.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution.  In addition, we plan to invest significantly in the expansion of our AccuRoute product into new vertical markets, specifically the finance and healthcare vertical markets, in advance of significant related revenues from those markets.  We cannot predict the timing or level of revenues resulting from these planned investments.  Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of acceptance of the Windows NT®, Windows 2000® and Windows XP® operating systems; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct sales force and indirect distribution channels both domestically and internationally; and our ability to attract and retain key personnel.  As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors.  In that event, the price of our common stock would likely be materially adversely affected.

All of our products are concentrated in the electronic document exchange market.  To date, much of our revenues have been attributable to licenses of our facsimile-based enterprise solutions and related products and services. We expect these products and related services to continue to account for significant amounts of our future revenues.  However, recently the amount of revenues attributable to licenses of these products has declined and there can be no assurances that this decline will not continue.  Furthermore, we introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000,  the initial version of our proprietary document and routing software, AccuRoute, in the second quarter of 2002 and the current version of that product in the first quarter of 2004.  We have only recently begun to recognize a significant amount of revenues from our AccuRoute product.  We expect that this product may account for an increasing portion of future revenues.  However, there can be no assurances that the AccuRoute product will be financially successful or result in any significant revenues in the future.  Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause our operating results to decline.  Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

The markets for our products are subject to rapid technological change and we may not be able to keep pace with evolving industry standards or end-user requirements.  The markets for our products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements.  Our future success will depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements.  There can be no assurance that we will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by us, such as the AccuRoute, Genidocs and Genifax products, will achieve market acceptance.  The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable.  From time to time, we and our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing product offerings.  There can be no assurance that announcements of new product offerings by us or our competitors will not cause customers to defer or forego the licensing of our existing or planned products and have a material adverse effect on our business, financial condition and results of operations.

The market for secure business-to-business document exchange solutions is new and evolving rapidly and there can be no assurance that our products will be successful in this market.  The market for Genidocs, our secure business-to-business electronic document exchange solution is relatively new and evolving rapidly.  Our success will depend upon the extent and timing of adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions.  Our success will also depend upon acceptance of our technology as the standard for providing these solutions.  The adoption and use of our secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information.  Our ability to influence usage of our secure business-to-business electronic document exchange solution by customers is limited.  We intend to spend resources educating potential customers about the value of secure business-to-business electronic document exchange solutions.  It is difficult to assess or to predict with any assurance the present and future size of the potential market for our secure business-to-business electronic document exchange solution, or the growth rate, if any, for this market.  Moreover, we cannot predict whether our secure business-to-business electronic document exchange solution will achieve any market acceptance.  Sales of Genidocs, our client/server messaging application, were less than 2% of our total software revenue in the first fiscal quarter of 2004 and 2005.  Any future products or future product enhancements that are not favorably received by customers may not be profitable and could therefore damage our reputation or brand name.

Were we to suffer an unexpectedly large decline in our legacy fax business, our results of operations would be significantly impaired and we might incur an operating loss.  We currently derive a significant though declining portion of our revenues from licenses of our Genifax product and related services and resale of related hardware. However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2004 than they were in 2003, a trend that continued in the first quarter of 2005. Though we expect our sales of our legacy fax products to continue to decline in 2005, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success. As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in part on new and enhanced versions of the Genifax product. There can be no assurance that we will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product at expected levels.  There can be no assurance that we will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that these systems will not obviate the need for our products. If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We depend on the revenues generated by sales of our AccuRoute product and would be negatively impacted if market interest – whether in the legal vertical market that we have already targeted or the finance and healthcare vertical markets that we are now planning to target – were to decline or fail to grow as expected.  We currently derive a significant portion of our revenues from licenses of the AccuRoute product and related services. Sales of AccuRoute were higher in 2004 than they were in 2003, a trend that continued during the first quarter of 2005. Continued market acceptance of the AccuRoute product is critical to our future success. As a result, any decline in demand for or failure to maintain broad market acceptance of the AccuRoute product line as a result of competition, technological change or otherwise would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in large part on new and enhanced versions of the AccuRoute product. There can be no assurance that we will continue to be successful in marketing the AccuRoute product in the legal vertical market or that our marketing efforts in the finance and healthcare markets will be successful.  Further, there can be no assurance that any new or enhanced versions of the AccuRoute product will be successful.

We have historically depended on our sales of fax products to generate revenue and could face a decline in overall revenues if the declines we face in this market are larger than expected. Our enterprise client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment.  There can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that those of our customers who have begun the migration to a client/server environment will broadly implement this model of computing.  Our future financial performance will depend in large part on our ability to capture an expected portion of the market for client/server applications.  The size of this market will depend in part on the growth in the number of organizations implementing client/server computing environments.  There can be no assurance that these markets will continue to grow or that we will be able to capture sales to or respond effectively to the evolving requirements of these markets.  If the market for client/server application products and services does not grow in the future, grows more slowly than we anticipate, or if we fail to respond effectively to evolving requirements of this market, our business, financial condition and results of operations could be materially adversely affected.

    Our common stock is listed on the Nasdaq SmallCap Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed us that our common stock had traded for 30 consecutive trading days below Nasdaq’s minimum bid price and that we had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for our common stock of at least $1.00 for a minimum of ten consecutive trading days.  We did not regain compliance and on October 29, 2002, we applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market.  On November 26, 2002, we transferred to the Nasdaq SmallCap Market and we were afforded the remainder of this market’s 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement.  On January 14, 2003, our Board of Directors and stockholders, at a special meeting, approved an amendment to our certificate of incorporation to effect a one-for-seven reverse stock split.  On February 5, 2003, Nasdaq notified us to inform us that we had regained compliance with Nasdaq’s listing standards.  In addition, we cannot predict our ability to maintain our listing in the future on the Nasdaq SmallCap Market.  The delisting of our common stock from the Nasdaq SmallCap Market, if that were to occur, could materially impair stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  Furthermore, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

The markets in which we sell our products are characterized by intense and growing competition and our future success is dependent on our ability to distinguish our products from those of our competitors and reach our target customers.  In the distributed document capture and delivery market where our AccuRoute software competes, we are likely to see competitive products being offered by hardware vendors such as Xerox, Canon, Ricoh, Lexmark and others.  In some cases these products are the result of partnerships with U.S.-based software companies.  We also expect competition in this market from a number of independent software vendors whose business focus was initially the high volume production scanning segment such as Kofax and Captiva, or forms management and process routing companies such as Cardiff.  e-Copy, a former Omtool business partner, has formed a relationship with Canon and has embedded their document capture and routing capabilities into the front panel of the Canon ImageRunner Multifunction Printer (“MFP”) device.  Other potential software competitors include ScanSoft, as well as document management vendors like Hummingbird and Interwoven/iManage who are seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities using standard e-mail as the transport and a generic document profile as a means of entering the content into their repository.  We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by us and our competitors.  We expect this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

The market for client/server computer-based facsimile solutions is also competitive and is more established and mature than the markets in which the AccuRoute and Genidocs products compete.  We believe that our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by us and our competitors.  Given these factors, we believe that in order to be successful, we must continue our focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Windows 2000/2003®, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that we offer.

We compete directly with a number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris/RightFax, Dicom/TopCall and Biscom.  We also compete with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services and Xpedite; operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions.  In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

In the intensely competitive and rapidly changing business-to-business secure document exchange market, we compete directly with Authentica, Sigaba, Tumbleweed, and Zixit and a number of other providers.  There are also other categories of technology solutions that overlap and compete in certain ways with aspects of our products.  These include:

•                  Document management solutions from vendors such as EMC/Documentum, Hummingbird and Interwoven/iManage whose electronic collaboration solutions compete with certain aspects of our solutions;

•                  Electronic forms and electronic signature solutions from vendors such as Adobe, PureEdge, Silanis that offer the creation of electronic documents with electronic signatures; and

•                  Security infrastructure solutions from vendors such as Verisign and Entrust whose solutions can be used to build applications that enable secure document communications.

We expect the level of competition in the business-to-business secure document exchange market to increase over time.

Many of our competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior — in terms of price and performance features – to those developed by us.  Further, our competitors may adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders or take advantage of acquisition opportunities more readily than we can or do. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on our operating margins.  Changes in governing laws and regulations may also affect our ability to remain competitive.  Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance that in the future we will be able to successfully compete against current and future competitors.

Our business is subject to seasonality and fluctuations on a quarterly and annual basis due to the long sales cycle for our products and numerous other factors and, therefore, our results may vary from quarter-to-quarter and year-to-year. Our quarterly revenues and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among others, the demand for our products and services; the size and timing of orders; the number, timing and significance of new product announcements by us and our competitors; our ability to develop, introduce, market and ship new and enhanced versions of our current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of our products; changes in our sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions. In addition, the sale of our products often involves delays because customers tend to implement the products on a large scale, requiring them first to establish certain minimum hardware capabilities. Our products therefore often have a lengthy sales cycle while potential customers evaluate and receive approvals for the purchase of our products. During these sales cycles, we may expend substantial funds and management efforts, yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, our revenues and operating results for that quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on our business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

In addition, we may invest in research and development and marketing expenses in order to promote further our products within current or new vertical markets, including our current plan to incur additional sales and marketing expenses as we target the finance and healthcare markets with our AccuRoute product.  These investments would be required in advance of related market acceptance and revenue and, accordingly, any failure of our products to achieve planned levels of acceptance would have a material adverse effect on our business, financial condition and results of operations on a quarter-to-quarter basis and overall.

In general, revenues are difficult to forecast because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and our sales cycle – from the customer’s initial evaluation through purchase of licenses and the related support services – varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter with a significant percentage of orders in any quarter being received in the last weeks of the quarter.  License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because our products typically are shipped upon receipt of customers’ orders.

                A substantial portion of our operating expense is related to personnel, facilities, equipment and marketing programs. The level of spending for these expenses cannot be adjusted quickly and is therefore fixed in the short term. Our expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on our expectations of future revenues on a quarterly basis. If actual revenue levels on a quarterly basis are below management’s expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of our expense varies with our revenue in the short term.

                Due to all of the foregoing factors, it is likely that in some future periods our results of operations will be below the expectations of securities analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

In addition to direct sales, we utilize indirect sales and distribution channels and strategic alliances with compatible partners in order to broaden sales of our products and any failure on our part to form and leverage relationships with these indirect sales and distribution channel partners could have a material adverse affect on our business and results of operations.  We market our products and services directly through telesales and indirectly through marketing channels such as value added resellers (“VARs”), systems integrators, distributors and strategic business partners. Although we have historically focused our efforts on marketing through our sales force, we continue to utilize resources to develop and expand indirect marketing channels. There can be no assurance that we will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners, or that those third parties will successfully market our products. In addition, there can be no assurance that our resellers and strategic business partners will not develop, acquire or market computer-based electronic document exchange, document routing and distribution and facsimile products that are competitive with our products. The failure to retain our VARs, systems integrators, distributors and strategic partners could have a material adverse effect on our business, financial condition and results of operations.

                The distributor agreements governing our relationships generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party.  We also resell our products on a purchase order basis through other VARs, systems integrators and distributors.  Generally, in those situations, either party may terminate the relationship at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent and sell our products.  Furthermore, our strategic alliances generally may be terminated by either party, at any time; there can therefore be no assurances that these strategic alliances will continue.  The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on our business, financial condition and results of operations.

Selling through indirect channels may limit our contacts with our customers.  As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Our strategy of marketing our products directly to end-users and indirectly through VARs, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. As we strive to expand our indirect distribution channels, there can be no assurance that emerging channel conflicts will not materially adversely affect our relationships with existing VARs, systems integrators or distributors or adversely affect our ability to attract new VARs, systems integrators and distributors.

The success of our business is dependent on our ability to expand our sales internationally, which will subject us to regulatory, exchange rate and other risks that might hinder our ability to meet our targets for international sales and might impair our results of operation.  An element of our strategy is to increase our international sales.  We expect to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in their native countries.  To successfully maintain international sales, we need to recruit and retain additional international resellers and distributors.  There can be no assurance that we will be able to maintain international sales of our products or that our international distribution channels will be able to adequately market, service and support our products.  International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws.  Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.

We currently have a sales office outside of the United States.  Our non-United States presence subjects us to certain additional risks including difficulties in staffing and managing these foreign operations and potentially adverse tax consequences including restrictions on the repatriation of earnings.  There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, our business, financial condition and results of operations.  To date, a majority of our sales have been made in United States dollars and we have not engaged in any hedging transactions through the purchase of derivative securities or otherwise.  Our United Kingdom subsidiary transacts business primarily in its local currency.  Our United Kingdom subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes.  Significant currency exchange rate fluctuations could have a material impact on our results of operations.

Given the nature of our business, we may not be able to obtain sufficient or attractive financing should that become necessary.  We expect that our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months.  We may, however, need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders.  If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.  We may augment our internal growth with acquisitions of businesses, products and technologies that could complement or expand our business.  Certain of these businesses may be marginally profitable or unprofitable.  In order to achieve anticipated benefits from these acquisitions, we must successfully integrate the acquired businesses with our existing operations and no assurance can be given that we will be successful in this regard.  We have limited experience in integrating acquired companies into our operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally.  In the past, we have incurred one-time costs and expenses in connection with acquisitions and it is likely that we could incur similar one-time costs and expenses in connection with future acquisitions.  In addition, we may be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results.  Further, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval.  There can be no assurance that we will be able to complete future acquisitions.  In order to finance such acquisitions, we may need to raise additional funds either through public or private financings, including bank borrowings.  Any financing, if available at all, may be on terms that are not favorable to us.  We may also issue shares of our common stock to acquire attractive businesses, which may dilute our existing stockholders.

Our future success depends on our ability to manage the growth and expansion of our business.  We may expand our operations as we anticipate that expansion may be required in order to address potential market opportunities.  We may also increase the size of our sales and marketing and research and development expenditures as necessary.  There can be no assurance that we will be able to complete this expansion successfully or that the expansion would generate sufficient revenues to cover our expenses.  We will need to continue to attract and retain highly qualified technical, sales and managerial personnel.  There can be no assurance that we will be able to retain or continue to hire this kind of personnel in the future.  Our inability to effectively expand operations and manage growth, if any, could have a material adverse effect on our business, financial condition and results of operations.

The effectiveness of our disclosure controls and procedures and internal controls over financial reporting may be limited.  Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we must maintain and enhance our internal controls over financial reporting.  Presently, we are not an “accelerated filer” as that term is defined in the Securities Act.  If we were to become an accelerated filer for the fiscal year ending on December 31, 2005, then commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2005, our management would be required to deliver a report regarding its determination of the effectiveness of our internal controls over financial reporting. Further, under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm would be required to deliver an attestation report regarding management’s assessment of the effectiveness of our internal controls over financial reporting.  If we are not an accelerated filer as of the end of fiscal year ending on December 31, 2005, then our management and our independent registered public accounting firm will have to comply with these requirements commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2006.  As a result, during the fiscal years ending December 31, 2005 and 2006, our management will expend considerable time, attention and resources to determining the strength and effectiveness of our internal controls over financial reporting and, where appropriate, making improvements.

Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations.  Any system of internal controls can only provide reasonable assurance that all control objectives have been and will continue to be met.  Some of the potential risks involved could include, without limitation, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation.  Though we believe that our disclosure controls and procedures and internal controls over financial reporting are effective, there can be no guarantee that existing controls and procedures will prevent or detect all material issues, errors or intentional misrepresentations.  Further, our existing controls may not be effective in future situations.  Any failure of our disclosure controls and procedures or internal controls over financial reporting could have a material impact on our financial condition and results of operation.  Our assessment of our internal controls over financial reporting may identify weaknesses in our internal controls over financial reporting that we need to remedy or may raise other issues of concern for our investors.  Should we determine that a material weakness exists in our internal controls over financial reporting, the price of our common stock might decline.

Our reliance on a sole hardware supplier could adversely impact our business.  We currently purchase hardware products for sale to our customers from a single third-party supplier.  We do not have a long-term, fixed-price or minimum volume contract with this supplier.  Instead, we order hardware equipment through purchase orders from time to time. We do not carry significant inventories of these hardware products and do not have a guaranteed supply arrangement with this supplier.  Although we believe that we could secure these hardware products from alternative suppliers, in the event of a disruption of supply from this sole supplier, we might not be able to develop an alternative source in a timely manner or at favorable prices.  Even if we were able to purchase these hardware components from alternative sources, we would have little control over the costs of these products.  Were we forced to pay significantly higher prices for these hardware products, it might limit the mark-up over the price paid by us that we can reasonably charge our customers.  Were we unable to provide this hardware to our customers, forcing our customers to buy this hardware directly from third parties, or were we forced to decrease the size of our mark-up, our hardware and total revenues would be negatively impacted.

We may face additional expenses and disruption due to the upcoming expiration of the lease on our headquarters space, especially if we elect to relocate.  We lease office space, used as our headquarters and primary business location, at 8A Industrial Way in Salem, New Hampshire.  Our current lease terminates on December 31, 2005.  As a result, we have engaged a real estate agent to assist us in considering our options.  At this time, we have not determined whether we will be able to renew our lease at our present location on sufficiently favorable terms or whether we will instead lease a new facility and relocate.  The process of evaluating options and negotiating a new or renewed lease will require time and attention from members of our management.  Further, if we elect to relocate our operations to a new location, we will incur related expenses and will encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operation.

We are dependent on our key personnel and any inability to retain or hire key personnel could impact our business and results of operations.  Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, most of whom are not bound by employment agreements or noncompetition agreements.  The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel, particularly in light of our expanded AccuRoute sales and marketing strategy.

Competition for this highly qualified personnel is intense and we have historically experienced difficulty in recruiting qualified technical personnel.  There can be no assurance that we will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of March 31, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company  has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2005. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

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

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMTOOL, LTD.

May 12, 2005	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
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