Form 10-Q
period 2005-06-30
OMTOOL LTD
filed 2005-07-28
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐   No  ☒

There were 3,918,381 shares of the Company’s common stock, par value $0.01, outstanding on July 27, 2005.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2005

CONTENTS

Item Number

PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II: OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,125,017	$10,655,121
Accounts receivable, less reserves of $43,000 at June 30, 2005 and $82,000 at December 31, 2004	1,350,188	1,802,784
Inventories	17,774	137,992
Prepaid expenses and other current assets	320,549	278,972
Total current assets	12,813,528	12,874,869
Property and equipment, net	190,741	213,512
Other assets	11,562	11,562
Total assets	$13,015,831	$13,099,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$867,276	$849,572
Accrued liabilities	1,265,984	1,258,672
Accrued state sales tax	595,890	699,816
Deferred revenue, short term	3,077,306	3,205,072
Total current liabilities	5,806,456	6,013,132
Long term liabilities:
Deferred revenue, long-term	380,332	455,604
Total liabilities	6,186,788	6,468,736

Stockholders’ equity:
Preferred Stock, $0.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at June 30, 2005 and December 31, 2004; Outstanding — 3,915,763 shares at June 30, 2005 and 3,851,472 shares at December 31, 2004, respectively	43,679	43,679
Deferred compensation	(404,791)	—
Additional paid-in capital	35,402,861	35,259,706
Accumulated deficit	(25,864,207)	(26,018,011)
Treasury stock, at cost (452,115 shares at June 30, 2005 and 516,406 shares at December 31, 2004)	(2,319,875)	(2,649,756)
Accumulated other comprehensive loss	(28,624)	(4,411)
Total stockholders’ equity	6,829,043	6,631,207

Total liabilities and stockholders’ equity	$13,015,831	$13,099,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Software license	$1,138,060	$1,131,485	$2,455,689	$2,303,384
Hardware	721,963	448,195	1,559,307	1,615,746
Service and other	1,710,276	1,787,900	3,416,787	3,476,529

Total revenues	3,570,299	3,367,580	7,431,783	7,395,659

Cost of revenues:
Software license	50,435	86,649	71,202	118,174
Hardware	483,703	314,277	1,027,380	988,520
Service and other	681,752	644,421	1,399,127	1,391,648

Total cost of revenues	1,215,890	1,045,347	2,497,709	2,498,342

Gross profit	2,354,409	2,322,233	4,934,074	4,897,317

Operating expenses:
Sales and marketing	1,140,936	988,494	2,320,252	2,031,781
Research and development	520,700	481,990	1,037,690	953,165
General and administrative	726,137	572,296	1,501,308	1,271,688

Total operating expenses	2,387,773	2,042,780	4,859,250	4,256,634

Income (loss) from operations	(33,364)	279,453	74,824	640,683

Interest and other income, net	45,128	36,799	85,757	74,455

Income before tax provision	11,764	316,252	160,581	715,138

Tax provision	—	38,572	6,777	57,703

Net income	$11,764	$277,680	$153,804	$657,435

Net income per share
Basic	$0.00	$0.07	$0.04	$0.18
Diluted	$0.00	$0.07	$0.04	$0.17

Weighted average number of common shares outstanding
Basic	3,914,874	3,833,896	3,903,982	3,677,865
Diluted	4,047,807	4,054,874	4,050,652	3,862,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$153,804	$657,435
Adjustments to reconcile net income to net cash (used in) provided by operating activities–
Depreciation	85,773	131,583
Accounts receivable reserves	(37,565)	(207,363)
Amortization of deferred compensation	47,656	—
Changes in assets and liabilities–
Accounts receivable	473,510	491,102
Prepaid expenses and other current assets	(62,213)	(49,996)
Inventory	120,218	4,774
Accounts payable	22,246	(392,493)
Accrued liabilities	35,083	160,084
Accrued state sales tax	(103,926)	(65,765)
Accrued restructuring	—	(285,583)
Other assets	—	2,399
Deferred revenue	(178,177)	62,626

Net cash provided by operating activities	556,409	508,803

Cash Flows from Investing Activities:
Purchases of property and equipment	(63,594)	(27,405)

Net cash used in investing activities	(63,594)	(27,405)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	20,589	3,565,184
Purchase of treasury stock	—	(2,012,500)

Net cash provided by financing activities	20,589	1,552,684

Exchange rate effect on cash	(43,508)	(5,949)

Net increase in cash and cash equivalents	469,896	2,028,133

Cash and cash equivalents, beginning of period	10,655,121	8,242,067

Cash and cash equivalents, end of period	$11,125,017	$10,270,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange.  The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 as filed with the SEC on March 29, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Income per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares consisting of outstanding stock options and a stock warrant is determined using the treasury stock method, in accordance with SFAS No. 128.  For the three months and six months ended June 30, 2005, the dilutive calculation excludes 151,824 and 151,682 shares of common stock, respectively, potentially issuable upon the exercise of outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  For the three months and six months ended June 30, 2004, the dilutive calculation excludes 49,374 and 126,408 shares of common stock, respectively, potentially issuable upon the exercise of outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	3,914,874	3,833,896	3,903,982	3,677,865
Potential common shares pursuant to stock options and warrant	132,933	220,978	146,670	184,619
Diluted weighted average shares	4,047,807	4,054,874	4,050,652	3,862,484
Basic net income per common share	$0.00	$0.07	$0.04	$0.18
Diluted net income per common and potential common share	$0.00	$0.07	$0.04	$0.17

(3)  Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires the Company to record a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  As a result of cumulative losses in recent years and continued economic uncertainty, the Company has provided a full valuation allowance against all of its net deferred tax assets and will continue to do so until it returns to an appropriate level of sustained taxable income.  The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

During the six months ended June 30, 2005, the Company recorded a net tax provision of $6,777 for expected tax liability in the United States.  There was no tax provision required for the Company’s United Kingdom subsidiary, Omtool Europe Limited (“OEL”) for the six months ended June 30, 2005.

During the six months ended June 30, 2004, the Company recorded a net tax provision of $57,703 for expected tax liability due to Alternative Minimum Tax in the United States and for expected tax liability related to OEL.  The provision for the first six months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

(4) Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$11,764	$277,680	$153,804	$657,435
Foreign currency translation adjustments	(14,077)	(34,294)	(24,213)	(10,283)
Comprehensive income (loss)	$(2,313)	$243,386	$129,591	$647,152

(5) Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to stock-based employee compensation.  In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment.  SFAS No. 123(R) amends SFAS No. 123.  The Company will be required to adopt FAS 123(R) in the first fiscal quarter of 2006 and does not expect it to have a material impact on its future results of operations.

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$11,764	$277,680	$153,804	$657,435
Add: Stock compensation included in net income	28,241	—	47,656	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(42,562)	(51,065)	(88,266)	(122,970)
Pro forma net income (loss)	$(2,557)	$226,615	$113,046	$534,465

Net income per share:
Basic, as reported	$0.00	$0.07	$0.04	$0.18
Diluted, as reported	$0.00	$0.07	$0.04	$0.17
Basic, pro forma	$0.00	$0.06	$0.03	$0.15
Diluted, pro forma	$0.00	$0.06	$0.03	$0.14

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
Accrued health insurance expense	$146,682	$178,464
Accrued salary and salary-related	768,777	688,622
Accrued professional fees	98,046	141,322
Other accrued expenses	252,479	250,264
	$1,265,984	$1,258,672

(7)  Equity Transactions

In January 2005, the Company sold a total of 58,684 shares of restricted common stock under its 1997 Stock Plan, as amended, to the members of its Board of Directors and certain employees of the Company at a price per share of $0.01. The shares of restricted common stock vest ratably over the four-year service period, so long as the restricted stockholder continues to provide services to the Company. During 2005, the Company recorded deferred compensation of approximately $451,000 for the intrinsic value of the shares of restricted common stock. The Company will recognize deferred compensation as compensation expense over the expected four year vesting period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell all such unvested shares of restricted common stock back to the Company at the original purchase price of $0.01 per share.

On March 30, 2004, the Company raised $3.6 million through the private placement to institutional and other accredited investors of 600,000 shares of common stock at a price of $6.00 per share.  The fees associated with issuing the shares in connection with the private placement were approximately $147,000 and were recorded as a reduction of additional paid-in capital.  Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period at a price of $6.00 per share, to its financial advisor or the advisor’s designees as payment for advisory services related to the private placement.

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

Total revenues from international sources were $807,000 and $1.3 million for the three months and six months ended June 30, 2005 and $691,000 and $2.0 million for the three months and six months ended June 30, 2004, respectively.  The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenues (1)
United States	$2,763,512	$2,676,863	$6,169,920	$5,361,663
United Kingdom	313,610	128,771	495,532	820,971
Rest of World	493,177	561,946	766,331	1,213,025
	$3,570,299	$3,367,580	$7,431,783	$7,395,659

	June 30, 2005	December 31, 2004

Long-lived assets (2)
United States	$194,128	$215,879
United Kingdom	8,175	9,195
	$202,303	$225,074

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 29, 2005.

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

AccuRoute®, our document routing and distribution software, integrates with many digital scanning and multi-functional devices to allow paper documents to be digitized, distributed and archived. In addition, our AccuRoute software provides for the movement of electronic documents and information, enabling companies to capture and distribute hard copy documents in electronic form and comply with privacy regulations related to health, financial or other confidential information. Genifax™, our enterprise fax software, offers a scalable, server-based feature set and shares a common Windows® server-based architecture with the Genidocs™ product line. Genidocs, our secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures. Our AccuRoute software further unifies the code bases and architecture of our Genidocs and Genifax product lines. Further, with its routing capabilities, the AccuRoute software provides a customer specific product that easily manages documents, both paper and electronic, with little or no user training required.

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

We grew total revenues by $36,000 for the first six months of 2005 as compared to the first six months of 2004 and we earned a net profit of $153,000 and $657,000 for the six months ended June 30, 2005 and 2004, respectively.  Consistent with the strategy we outlined earlier this year we have increased our expenditures on sales and marketing and other operating areas to introduce AccuRoute first into the financial vertical market and, shortly thereafter, the healthcare vertical market.  The decrease in net income during the second quarter of 2005 is the result of this increased spending, as well as previously anticipated increased Sarbanes-Oxley compliance related expenditures.  We remain encouraged by the increase in our software license revenues, as that is the primary measurement that we use to gauge the market traction and prospects of our software products and, in particular, our AccuRoute product.  During the first six months of 2005, software license revenues increased by approximately $152,000, or 7%, from the first six months of 2004 led by a 53% increase in AccuRoute revenue in the first six months of 2005.  We believe that this continued increase in software license revenues validates our AccuRoute product and the reception it has received in the legal vertical market to date.

Building on the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we have begun to broaden our sales and marketing strategy to encompass first the financial vertical market and, shortly thereafter, the healthcare vertical market.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $1.8 million for the balance of 2005.  We do not anticipate that these increased expenditures will produce a sufficient increase in sales over the balance of 2005 to offset the associated expenses over the same period.  These expenses, along with our anticipated Sarbanes-Oxley compliance related expenses, will therefore continue to exert pressure on earnings for the remainder of 2005.  However, we believe that the profits realized from our sales of AccuRoute in the legal vertical market and from our legacy fax business will allow us to absorb most of the incremental expenses without a significant loss for 2005.  Our cash and cash equivalents at June 30, 2005 were at a three year high balance of $11.1 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

Our future revenues and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions we enter into with customers, the adequacy of provisions for losses, general economic conditions and other factors. In addition, revenues from one or more large orders may constitute a significant portion of our total revenues in a particular quarter, further exacerbating fluctuations in quarterly results.

We have historically derived a majority of our total revenues from sales within the United States. Sales outside of the United States (primarily in Europe) represented approximately 17% and 23% of our total revenues for the six months ended June 30, 2005 and 2004 respectively.  For the six months ended June 30, 2005 and 2004, our gross profit percentage on these sales approximated the gross profit percentage on sales within the United States. Revenues on our European operations decreased in the first six months of 2005 as compared to the first six months of 2004, due to a decrease in Europe of sales of our legacy fax software.  We will continue to leverage our AccuRoute base in Europe, as well as its indirect channel relationships, to focus sales resources on the legal vertical market and we expect that the European results will start to improve over the remainder of 2005. There can be no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on our business, financial condition and results of operations.

Our United Kingdom, Omtool Europe Limited, subsidiary transacts business primarily in its local currency and we then translate those results into U.S. dollars and consolidate them with our domestic results for reporting purposes. As we make sales to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations. We manage our foreign currency exchange exposure by monitoring our net monetary position using natural hedges of our assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all foreign currency exchange exposure. Foreign currency exposure has not been material to our financial position or results of operations to date. If the volume of our business denominated in foreign currencies increases, we may be required to use derivatives to hedge foreign currency exposure.

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base.  We are pursuing sales opportunities via our solution/reseller channel, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products. Sales through our indirect distribution channels represented approximately 19% and 20% of our total revenues for the six months ended June 30, 2005 and 2004, respectively.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our reported and expected financial results and business operations are discussed in appropriate sections throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our preparation of this Form 10-Q required us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements included herein, and the reported amounts of revenue and expenses during the period covered by this report. There can be no assurance that actual results will not differ materially from those estimates.

Revenue Recognition and Accounts Receivable Reserves.  We derive our revenue primarily from two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue. We license our software products on a perpetual basis. We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers. Our resellers order products from us based on purchase orders received from end-users and do not order stock. We sell our products to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, we, in our sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. We also sell hardware products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that we resell are not functional without our software. To support our software products, we sell software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-

worthiness of the customer. We review Dunn & Bradstreet credit reports for all of our resellers and adjust our credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is credit-worthy then we predominantly sell to those resellers on cash on delivery terms. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates.  We also consider the impact of new product introductions, changes in customer demand and acceptance of our products on the adequacy of these reserves. Our calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) a general estimate based upon past historical returns as a percentage of revenue. We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

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

Our combined accounts receivable and product returns reserve was $43,000 and $82,000 at June 30, 2005 and December 31, 2004, respectively. Both components of calculating the estimated reserve – specific identification and historic experience – are material judgments made by us. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

New Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change.  SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An amendment of ARB No. 43, Chapter 4. SFAS No. 151 modifies the accounting for abnormal inventory costs and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We do not expect SFAS No. 151 to have a material impact on our financial position and results of operations.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Software license	31.9%	33.6%	33.0%	31.2%
Hardware	20.2	13.3	21.0	21.8
Service and other	47.9	53.1	46.0	47.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	1.4	2.6	1.0	1.6
Hardware	13.5	9.3	13.8	13.4
Service and other	19.2	19.1	18.8	18.8
Total cost of revenues	34.1	31.0	33.6	33.8
Gross profit	65.9	69.0	66.4	66.2
Operating expenses:
Sales and marketing	31.9	29.4	31.2	27.4
Research and development	14.6	14.3	14.0	12.9
General and administrative	20.4	17.0	20.2	17.2
Total operating expenses	66.9	60.7	65.4	57.5
Income (loss) from operations	(1.0)	8.3	1.0	8.7
Interest and other income, net	1.3	1.1	1.2	1.0
Tax provision	0.0	1.2	0.1	0.8

Net income	0.3%	8.2%	2.1%	8.9%

Gross profit:
Software license	95.6%	92.3%	97.1%	94.9%
Hardware	33.0	29.9	34.1	38.8
Service and other	60.1	64.0	59.1	60.0

Three Months Ended June 30, 2005 and 2004

Revenues

Total Revenues.  Our total revenue was $3.6 million and $3.4 million for the three months ended June 30, 2005 and 2004,

respectively.

Software License.  Software license revenues were $1.1 million for each of the three month periods ended June 30, 2005 and 2004, respectively.  Software license revenues accounted for 32% and 34% of total revenues for each respective period.  Revenues from our AccuRoute product represented 50% and 52% of software license revenues for the three months ended June 30, 2005 and 2004, respectively. These percentages reflect the continued market acceptance of our AccuRoute product.  Software revenues from our legacy fax product line represented 46% of software license revenues for each of the three months ended June 30, 2005 and 2004.  Various other components of software license revenues including sales returns and allowance adjustments and sales of our other software products such as Genidocs and Swiftwriter comprise 4% and 2% of software license revenues for the three month period ended June 30, 2005 and 2004, respectively.  Included in software license revenue for the three months ended June 30, 2005 and 2004 is a reduction of $3,000 and $30,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that will be sold in the future, we expect that software license revenue will constitute a larger percentage of our total revenues in the future if demand for AccuRoute, which generally does not require the purchase of additional hardware, continues to gain additional market acceptance.

Hardware.  Hardware revenues were $722,000 for the three months ended June 30, 2005 as compared to $448,000 for the three months ended June 30, 2004, representing an increase of 61%.  Hardware revenues accounted for 20% and 13% of total revenues for each respective period.  The increase in hardware revenues is due to an increase in demand from existing customers who have upgraded information systems hardware in their worldwide locations.  Included in hardware revenue for the three months ended June 30, 2005 and 2004 is a reduction of $1,000 and $8,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that hardware revenues will constitute a smaller percentage of our total revenues if demand for AccuRoute, which does not require the purchase of additional hardware, continues to increase due to gains in market acceptance for this product.

Service and Other.  Service and other revenues were $1.7 million and $1.8 million for the three month periods ended June 30, 2005 and 2004, respectively, representing a decrease of 4%. Service and other revenue accounted for 50% and 53% of total revenues for each respective period.  The fact that service and other revenue decreased slightly is primarily due to reduced maintenance revenues from our subsidiary in the United Kingdom for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  This decrease was partially offset by increased overall service revenues from installation, consulting and training services for the same periods.   The decrease in service and other revenues as a percent of total revenues is due primarily to the increases in hardware revenues.  We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our North American and European operations.

Cost of Revenues

Software License.  Cost of software license revenues consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenues for the three months ended June 30, 2005 decreased by 42% or $36,000 during the quarter to $50,000 compared to $87,000 during the corresponding period in 2004.  The decrease is due primarily to decreased royalty payments associated with sales of royalty-bearing products.  This decrease is also reflected in software license gross margin as it improved to 96% from 92%.  We have recently added third-party software into our products and we expect that our software license cost as a percentage of software license revenues will increase slightly in the future.

Hardware.  Cost of hardware revenues consists primarily of the costs of third-party hardware products. Cost of hardware revenues was $484,000 and $314,000 for the three months ended June 30, 2005 and 2004, respectively, representing 67% and 70% of hardware revenues for each respective period. The increase in dollar amount for the cost of hardware revenues was due primarily to the increase in hardware unit sales.  The gross margin percentage for hardware sales increased to 33% from 30% for the three month periods ended June 30, 2005 and 2004 due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2005.

Service and Other.  Cost of service and other revenues consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenues was $682,000 and $644,000 for the three months ended June 30, 2005 and 2004, respectively, representing 40% and 36% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 60% for the three months ended June 30, 2005, compared to 64% in the same period in 2004.  The decrease in gross margin is due to an increase in the wages related expenses and associated overhead costs of employees in the support department.  We do not expect any significant variances in our service and other gross margins for the remainder of fiscal year 2005.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses were $1.1 million and $988,000 for the three months ended June 30, 2005 and 2004, respectively, or 32% and 29% of total revenues for each respective period.  The increase in sales and marketing expenses is due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.   Additionally, we increased our general advertising and trade show expenses during the second quarter of 2005 as compared to the second quarter of 2004.  Both of these expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass first the finance vertical market and, shortly thereafter, the healthcare vertical market.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $1.8 million for the balance of 2005.  Much of these additional expenses will be sales and marketing related. Consequently, we expect that our sales and marketing expenses will increase in absolute dollars as we hire additional sales staff during the balance of this year.

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses were $521,000 for the three months ended June 30, 2005 and $482,000 for the three months ended June 30, 2004, representing 15% and 14% of total revenues for each respective period.  The increase in research and development expenses in dollars and as a percent of total revenues is a result of an increased number of employees in the research and development department during 2005 as compared with the comparable period in 2004 and the associated costs of supporting such personnel.  We expect research and development expenses will increase in absolute dollars as we hire additional engineers to support our expansion of our AccuRoute product into other vertical markets.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. General and administrative expenses were $726,000 and $572,000 for the three months ended June 30, 2005 and 2004, respectively, or 20% and 17% of total revenues for each period. The increase in dollar amount and as a percentage of total revenues is due to the increase in general and administrative personnel and overhead costs associated with supporting such personnel and an increase in management consulting expenses related to our ongoing compliance with the Sarbanes-Oxley Act of 2002. We expect that we may continue to experience increases to general and administrative expenses in the form of professional fees and consulting expenditures during the remainder of 2005 as we continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income consist principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $45,000 for the three months ended June 30, 2005 and $37,000 for the three months ended June 30, 2004.  The increase in interest income is a result of a higher cash balance and interest rates earned on our investment accounts during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Provision for Income Taxes.  During the three months ended June 30, 2005, we did not record a net tax provision for expected tax liability in the United States.  During the three months ended June 30, 2004, we recorded a net tax provision of $38,572 for expected tax liability in the United States and for expected tax liability related to our United Kingdom subsidiary, Omtool Europe Limited.

Six Months Ended June 30, 2005 and 2004

Revenues

Total Revenues.  Our total revenues were $7.4 million for each of the six month periods ended June 30, 2005 and 2004.

Software License.  Software license revenues were $2.5 million for the six months ended June 30, 2005 and $2.3 million for the six months ended June 30, 2004, representing an increase of 7%.  Software license revenues accounted for 33% and 31% of total revenues for each respective period.  The increase in software license revenues reflected an overall increase in demand for our AccuRoute product, but our license revenues were offset by a decline in demand for our legacy fax product line as compared to the six months ended June 30, 2004. Revenues from our AccuRoute product represented 48% and 33% of software license revenues for the six month period ended June 30, 2005 and 2004, respectively.  Software license revenues from our legacy fax product line represented 50% and 60% of software license revenue for the six month period ended June 30, 2005 and 2004, respectively.  The growth of our AccuRoute product line is a result of greater market acceptance of our product.  Various other components of software license revenues, including sales returns and allowance adjustments and sales of our other software products such as Genidocs and Swiftwriter, comprise 2% and 7% of software license revenues for the six month period ended June 30, 2005 and 2004, respectively.  Included in software license revenues for the six months ended June 30, 2005 and 2004 is a net reduction of $21,000 and $140,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that will be sold in the future, we expect that software license revenue will constitute a larger percentage of our total revenues in the future if demand for AccuRoute, which generally does not require the purchase of additional hardware, continues to gain additional market acceptance.

Hardware.  Hardware revenues were $1.6 million for each of the six months periods ended June 30, 2005 and June 30, 2004.  Hardware revenues accounted for 21% and 22% of total revenue for each respective period.  Included in hardware revenues for the six months ended June 30, 2005 and 2004 is a reduction of $7,000 and $44,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that hardware revenues will constitute a smaller percentage of our total revenues if demand for AccuRoute, which does not require the purchase of additional hardware, continues to increase due to gains in market acceptance for this product.

Service and Other.  Service and other revenues decreased by 2% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Service and other revenues were $3.4 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively, accounting for 46% and 47% of total revenues for each respective period.  The decrease in service and other revenues in dollars and as a percentage of total revenues is primarily due to a decrease in maintenance revenues from our United Kingdom subsidiary during the six months ended June 30, 2005 as compared to the same period in 2004.

Cost of Revenue

Software License.  Cost of software license revenues for the six months ended June 30, 2005 decreased by 40% or $47,000 to $71,000 compared to $118,000 during the corresponding period in 2004.  The decrease is due primarily to decreased royalty payments associated with sales of royalty-bearing products.  This decrease is also reflected in software license gross margin, which improved to 97% from 95%.  We have recently added third-party software into our products and we expect that our software license cost as a percentage of software license revenues will increase slightly in the future.

Hardware.  Cost of hardware revenues was $1.0 million and $989,000 for the six months ended June 30, 2005 and 2004, respectively, representing 66% and 61% of hardware revenues for each respective period. The gross margin percentage for hardware sales decreased to 34% from 39% for the six month periods ended June 30, 2005 and 2004.  The increase in dollar amount for the cost of hardware revenues and the decrease in gross margin percentage were due primarily to the particular mix of hardware products sold.  We do not expect that our per unit cost of hardware products will change significantly enough through the remainder of 2005 to have a material impact on our hardware margins in the future.

Service and Other.  Cost of service and other revenues was $1.4 million for each of the six month periods ended June 30, 2005 and 2004, respectively, representing 41% and 40% of service and other revenues for each respective period.  The gross margin percentage for service and other revenues decreased to 59% for the six months ended June 30, 2005, compared to 60% in the same period in 2004. We do not expect any significant variances in our service and other gross margins for the remainder of fiscal year 2005.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses were $2.3 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively, or 31% and 27% of total revenues for each respective period.  The increase in sales and marketing expenses is due to an increased number of employees in the sales and marketing departments and the associated costs of supporting those employees.  Additionally, we increased our general advertising and trade show expenses during the first six months of 2005 as compared to the first six months of 2004.  Both of these expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product.  Building on the success of AccuRoute within the legal vertical market since the introduction of the current version of this product in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass first the finance vertical market and, shortly thereafter, the healthcare vertical market.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $1.8 million for the balance of 2005.  Much of these additional expenses will be sales and marketing related. Consequently, we expect that our sales and marketing expenses will increase in absolute dollars as we hire additional sales and marketing staff during the balance of this year.

Research and Development. Research and development expenses were $1.0 million for the six months ended June 30, 2005 and $953,000 for the six months ended June 30, 2004, representing 14% and 13% of total revenues for each respective period.  The increase in research and development expenses in dollars and as a percent of total revenues is a result of an increased number of employees in the research and development department during 2005 and the associated costs of supporting such personnel.  We expect research and development expenses will increase in absolute dollars as we hire additional engineers to support our expansion of AccuRoute into other vertical markets.

General and Administrative.  General and administrative expenses were $1.5 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively, or 20% and 17% of total revenues for each period. The increase in dollar amount and as a percentage of total revenues is due to the increase in general and administrative personnel and overhead costs associated with supporting such personnel and an increase in management consulting expenses related to our ongoing compliance with the Sarbanes-Oxley Act of 2002. We expect that we may continue to experience increases to general and administrative expenses in the form of professional fees and consulting expenditures during the remainder of 2005 as we continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  Interest and other income, net was $86,000 for the six months ended June 30, 2005 and $74,000 for the six months ended June 30, 2004.  This increase is a result of a higher cash balance in the Company’s investment accounts for the six months ended June 30, 2005.  Included in interest and other income for the six months ended June 30, 2004 is other income of $5,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  We mark the fair value of this warrant to market in each financial reporting period.  Therefore, for the duration of time that we hold the Verso warrant, which expires in November 2005, we may be forced to record future changes in the fair value of that security in our income and other expenses.  We expect that interest and other income will be relatively stable quarter over quarter for the remainder of 2005.

Provision for Income Taxes.  During the six months ended June 30, 2005, the Company recorded a net tax provision of $6,777 for expected tax liability in the United States and for expected tax liability related to our United Kingdom subsidiary.

During the six months ended June 30, 2004, the Company recorded a net tax provision of $57,703 for expected tax liability in the United States and for expected tax liability related to our United Kingdom subsidiary.  The provision for the first six months of 2004 is net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

Inflation

During the fiscal years ended December 31, 2004, 2003 and 2002 and the first and second fiscal quarters of 2005, neither inflation nor changing prices have had a material impact on our net sales, revenues or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of June 30, 2005, we had cash and cash equivalents of $11.1 million and working capital of $7.0 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

Our operating activities provided cash of $556,000 and $509,000 for the six months ended June 30, 2005 and 2004, respectively.  We believe that the additional resources being allocated to improve the success of our AccuRoute product in the legal vertical market and its expansion first into the finance vertical market and, shortly thereafter, the healthcare vertical market, plus the increase in general and administrative expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related regulations, will put pressure on our earnings during the remainder of 2005, but that our existing cash is sufficient for at least the next twelve months.  Net cash provided during the six months ended June 30, 2005 consisted primarily of net income from operations and the non-cash effects of depreciation and amortization, decreases to accounts receivable and inventory offset by decreases to the accounts receivable reserve and deferred revenue and an increase to prepaid expenses and other current assets.  The decrease to accounts receivable is primarily due to timely payment remittances by customers.  The decrease in inventory is due to the release of inventory associated with previously deferred revenue that became recognizable during the quarter.  The decrease to the accounts receivable reserve relates primarily to specific accounts where we have determined that the risk of a return is no longer present.  The decrease in deferred revenues relates to specific sales transactions on which revenue had not been previously recognized because they did not meet all of our criteria for revenue recognition until the second quarter of 2005. The increase in prepaid expenses and other current assets is due primarily to cash paid for the support of certain internally used information systems software.  Net cash provided during the six months ended June 30, 2004 consisted primarily of a net profit from operations, depreciation and amortization, an increase in accrued liabilities and a decrease in accounts receivable partially offset by a decrease to the accounts receivable reserve and a decrease in accrued restructuring and accounts payable.

Investing activities used cash of $64,000 and $27,000 during the six months ended June 30, 2005 and 2004, respectively.  The sole use of cash for investing activities for each period was for purchases of property and equipment related to computer related software and hardware products.  We expect that we will increase our investments in computer related software and hardware products in 2005 in order to improve our information technology infrastructure so we can support newly hired employees.

Financing activities provided cash of $20,000 and $1.6 million for the six months ended June 30, 2005 and 2004, respectively.  Cash provided for the six months ended June 30, 2005 was due to the net proceeds from the issuance of common stock from our employee stock purchase program. Cash provided for the six months ended June 30, 2004 was due to the net proceeds from the issuance of common stock.  On March 30, 2004, we completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of the private placement, which totaled $3.6 million, are being used for additional working capital and other general corporate purposes. The cash we received on the consummation of this private placement was offset by our usage of $2.0 million in cash during the six months ended September 30, 2004, when we repurchased 350,000 shares of our outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. We purchased those shares from ASA International Ltd. with generally available corporate funds and we will hold those shares in treasury.

Based on our performance for the first six months of 2005 and current expectations for the remainder of the year, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  We do not currently have a plan to obtain additional financing if these expectations are not met. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of June 30, 2005:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$153,000	$129,000	$24,000	—	—

Operating lease requirements consist mainly of lease payments for our offices in Salem, NH and London, England, United Kingdom. As of June 30, 2005, we did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required. Our lease for our Salem, NH location expires on December 31, 2005. We believe that this facility is adequate for our present operations. However, there can be no assurance that we will be able to renew this lease on sufficiently favorable terms and we may therefore have to relocate our headquarters location.

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

Information provided by us from time to time, including statements in this Form 10-Q that are not historical facts, consists of so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts (including, but not limited to, statements concerning:  our plans and objectives; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to our product and service offerings, markets and acquisitions; anticipated trends in our business; our strategic alliances; changes in the regulatory environment; our expected liquidity and capital resources and our critical accounting policies) may constitute forward-looking statements.  These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements.  Factors that may cause these kinds of differences include, but are not limited to, the factors discussed below and the other risks discussed from time to time in our other filings with the Securities and Exchange Commission.

Our future operating results are uncertain and difficult to predict.  We incorporated and shipped our initial facsimile software products in 1991.  Although we recorded an operating profit in the year ended December 31, 2004, we had operating losses and decreasing revenues in the years ending December 31, 2003 and 2002.  We introduced the initial version of our AccuRoute product in the second quarter of 2002 and the current version in the first quarter of 2004. Ultimately, AccuRoute represented 40% of software revenues in 2004.  There can be no assurance that we will be able to increase our level of revenues or maintain our profitability in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible.  Increases in operating expenses are expected and, together with pricing pressures and any decline in the growth rate of the overall U.S. economy or our industry in particular, may result in a decrease in operating income and operating margin percentage.  Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and Genidocs software products to new customers, as well as our ability to increase product penetration into existing customers.  We recently expanded our strategic focus to include document routing and distribution software.  To date, we have limited financial and operating data and a limited operating history relevant to this solution.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution.  In addition, we plan to invest significantly in the expansion of our AccuRoute product into new vertical markets, specifically first the finance vertical market and then the healthcare vertical market, in advance of significant related revenues from those markets.  We cannot predict the timing or level of revenues resulting from these planned investments.  Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of acceptance of the Windows NT®, Windows 2000® and Windows XP® operating systems; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct sales force and indirect distribution channels both domestically and internationally; and our ability to attract and retain key personnel.  As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors.  In that event, the price of our common stock would likely be materially adversely affected.

All of our products are concentrated in the electronic document exchange market.  To date, much of our revenues have been attributable to licenses of our facsimile-based enterprise solutions and related products and services. We expect these products and related services to continue to account for significant amounts of our future revenues.  However, recently the amount of revenues attributable to licenses of these products has declined and there can be no assurances that this decline will not continue.  Furthermore, we introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. Further, we introduced the initial version of our proprietary document and routing software, AccuRoute, in the second quarter of 2002 and the current version of that product in the first quarter of 2004.  We have only recently begun to recognize a significant amount of revenues from our AccuRoute product.  We expect that this product may account for an increasing portion of future revenues.  However, there can be no assurances that our AccuRoute product will be financially successful or result in any significant revenues in the future.  Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause our operating results to decline.  Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenues from a new product line in an emerging and rapidly evolving market.

The markets for our products are subject to rapid technological change and we may not be able to keep pace with evolving industry standards or end-user requirements.  The markets for our products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements.  Our future success will depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements.  There can be no assurance that we will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements developed by us, such as our AccuRoute, Genidocs and Genifax products, will achieve market acceptance.  The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable.  From time to time, we and our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing product offerings.  There can be no assurance that announcements of new product offerings by us or our competitors will not cause customers to defer or forego the licensing of our existing or planned products and have a material adverse effect on our business, financial condition and results of operations.

The market for secure business-to-business document exchange solutions is new and evolving rapidly and there can be no assurance that our products will be successful in this market.  The market for Genidocs, our secure business-to-business electronic document exchange solution is relatively new and evolving rapidly.  Our success will depend upon the extent and timing of adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions.  Our success will also depend upon acceptance of our technology as the standard for providing these solutions.  The adoption and use of our secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information.  Our ability to influence usage of our secure business-to-business electronic document exchange solution by customers is limited.  We intend to spend resources educating potential customers about the value of secure business-to-business electronic document exchange solutions.  It is difficult to assess or to predict with any assurance the present and future size of the potential market for our secure business-to-business electronic document exchange solution, or the growth rate, if any, for this market.  Moreover, we cannot predict whether our secure business-to-business electronic document exchange solution will achieve any market acceptance.  Sales of Genidocs, our client/server messaging application, were less than 2% of our total software revenue in the first six months of each of 2004 and 2005.  If any of our future products or future product enhancements are not favorably received by our customers, we may be less or not profitable and we may therefore suffer damage to our reputation or brand name.

Were we to suffer an unexpectedly large decline in our legacy fax business, our results of operations would be significantly impaired and we might incur an operating loss.  We currently derive a significant though declining portion of our revenues from licenses of our Genifax product and related services and resale of related hardware. However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2004 than they were in 2003, a trend that continued in the first six months of 2005. Though we expect our sales of our legacy fax products to continue to decline in 2005, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success. As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in part on new and enhanced versions of the Genifax product. There can be no assurance that we will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product at expected levels.  There can be no assurance that we will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that these systems will not obviate the need for our products. If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We depend on the revenues generated by sales of our AccuRoute product and would be negatively impacted if market interest – whether in the legal vertical market that we have already targeted or the finance and healthcare vertical markets that we are now beginning to target – were to decline or fail to grow as expected.  We currently derive a significant portion of our revenues from licenses of our AccuRoute product and related services. Sales of AccuRoute were higher in 2004 than they were in 2003, a trend that continued during the first six months of  2005. Continued market acceptance of our AccuRoute product is critical to our future success. As a result, any decline in demand for or failure to maintain broad market acceptance of our AccuRoute product line as a result of competition, technological change or otherwise would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in large part on new and enhanced versions of our AccuRoute product. There can be no assurance that we will continue to be successful in marketing our AccuRoute product in the legal vertical market or that our marketing efforts in the finance and healthcare vertical markets will be successful.  Further, there can be no assurance that any new or enhanced versions of our AccuRoute product will be successful.

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

Our common stock is listed on the Nasdaq SmallCap Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital.  In August 2002, the Nasdaq National Market (“Nasdaq”) informed us that our common stock had traded for 30 consecutive trading days below Nasdaq’s minimum bid price and that we had until November 4, 2002, to demonstrate compliance with Nasdaq’s listing requirements by maintaining a bid price for our common stock of at least $1.00 for a minimum of ten consecutive trading days.  We did not regain compliance and on October 29, 2002, we applied to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market.  On November 26, 2002, we transferred to the Nasdaq SmallCap Market and we were afforded the remainder of this market’s 180 calendar day grace period, or until February 3, 2003, to regain compliance with the minimum bid price per share requirement.  On January 14, 2003, our Board of Directors and stockholders, at a special meeting, approved an amendment to our certificate of incorporation to effect a one-for-seven reverse stock split.  On February 5, 2003, Nasdaq notified us that we had regained compliance with the Nasdaq SmallCap Market’s listing standards.  In addition, we cannot predict our ability to maintain our listing in the future on the Nasdaq SmallCap Market.  The delisting of our common stock from the Nasdaq SmallCap Market, if that were to occur, could materially impair stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  Furthermore, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

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

Many of our competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior — in terms of price and performance features — to those developed by us.  Further, our competitors may adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders or take advantage of acquisition opportunities more readily than we can or do. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on our operating margins.  Changes in governing laws and regulations may also affect our ability to remain competitive.  Increased competition may result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance that, in the future, we will be able to successfully compete against current and future competitors.

Our business is subject to seasonality and fluctuations on a quarterly and annual basis due to the long sales cycle for our products and numerous other factors and, therefore, our results may vary from quarter-to-quarter and year-to-year. Our quarterly revenues and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among others: the demand for our products and services; the size and timing of orders; the number, timing and significance of new product announcements by us and our competitors; our ability to develop, introduce, market and ship new and enhanced versions of our current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of our products; changes in our sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions. In addition, the sale of our products often involves delays because customers tend to implement the products they purchase from us on a large scale, requiring them first to establish certain minimum hardware capabilities. Our products therefore often have a lengthy sales cycle while potential customers evaluate and receive approvals for the purchase of our products. During these sales cycles, we may expend substantial funds and management efforts, yet receive no revenues. It is difficult to accurately predict the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, our revenues and operating results for that quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on our business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenues and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

In addition, we may invest in research and development and marketing expenses in order to promote further our products within current or new vertical markets, including our current plan to incur additional sales and marketing expenses as we first target the finance vertical market and then, shortly thereafter, the healthcare market with our AccuRoute product.  Because we must make these investments in advance of related market acceptance of and revenue from our AccuRoute product in those vertical markets, any failure of our products to achieve planned levels of acceptance would have a material adverse effect on our business, financial condition and results of operations on a quarter-to-quarter basis and overall.

In general, it is difficult for us to forecast revenues because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and our sales cycle – from the customer’s initial evaluation through purchase of licenses and the related support services – varies substantially from customer to customer. License fee revenues in any quarter depend on orders received and shipped in that quarter, with a significant percentage of orders in any quarter arriving in the last weeks of the quarter.  License fee revenues from quarter to quarter are difficult to forecast, as no significant order backlog exists at the end of any quarter because our products typically are shipped upon receipt of customers’ orders.

A substantial portion of our operating expense is related to personnel, facilities, equipment and marketing programs. The level of spending for these expenses cannot be adjusted quickly and is therefore fixed in the short term. Our expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on our expectations of future revenues on a quarterly basis. If actual revenue levels on a quarterly basis are below our expectations, our results of operations are likely to be adversely affected by a similar amount because a relatively small amount of our expense varies with our revenue in the short term.

Due to all of the foregoing factors, it is likely that in some future periods our results of operations will be below the expectations of securities analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

In addition to direct sales, we utilize indirect sales and distribution channels and strategic alliances with compatible partners in order to broaden sales of our products.  Any failure on our part to form and leverage relationships with these indirect sales and distribution channel partners could have a material adverse affect on our business and results of operations.  We market our products and services directly through telesales and indirectly through marketing channels such as value added resellers (“VARs”), systems integrators, distributors and strategic business partners. Although we have historically focused our efforts on marketing through our sales force, we continue to utilize resources to develop and expand indirect marketing channels. There can be no assurance that we will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners, or that those third parties will successfully market our products. In addition, there can be no assurance that our resellers and strategic business partners will not develop, acquire or market computer-based electronic document exchange, document routing and distribution and facsimile products that are competitive with our products. The failure to retain our VARs, systems integrators, distributors and strategic partners could have a material adverse effect on our business, financial condition and results of operations.

The distributor agreements governing our relationships with third party distribution chain partners generally provide that either party may terminate the agreement without cause upon 30 days written notice to the other party.  We also resell our products on a purchase order basis through other VARs, systems integrators and distributors.  Generally, in those situations, either party may terminate the relationship at any time, and therefore there can be no assurance that any VAR, systems integrator or distributor will continue to represent and sell our products.  Furthermore, our strategic alliances generally may be terminated by either party, at any time; there can therefore be no assurances that these strategic alliances will continue.  The inability to retain certain VARs, systems integrators, distributors or strategic business partners, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on our business, financial condition and results of operations.

Selling through indirect channels may limit our contacts with our customers, thereby hindering our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements. Our strategy of marketing our products directly to end-users and indirectly through VARs, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. As we strive to expand our indirect distribution channels, there can be no assurance that emerging channel conflicts will not materially adversely affect our relationships with existing VARs, systems integrators or distributors or adversely affect our ability to attract new VARs, systems integrators and distributors.

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

We currently have a sales office in the United Kingdom.  Our non-United States presence subjects us to certain additional risks including difficulties in staffing and managing these foreign operations and potentially adverse tax consequences including restrictions on the repatriation of earnings.  There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, our business, financial condition and results of operations.  To date, a majority of our sales have been made in United States dollars and we have not engaged in any hedging transactions through the purchase of derivative securities or otherwise. Our United Kingdom subsidiary transacts business primarily in its local currency.  We translate our United Kingdom subsidiary’s operating results into U.S. dollars and consolidate them with our domestic results for reporting purposes.  As we make sales to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations.

Given the nature of our business, we may not be able to obtain sufficient or attractive financing, should that become necessary.  We expect that our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months.  We may, however, need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing and/or research and development efforts in order to respond to competitive pressures.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  We may obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders.  If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.  We may augment our internal growth with acquisitions of businesses, products and technologies that could complement or expand our business.  Certain of these businesses may be only marginally profitable or even unprofitable.  In order to achieve anticipated benefits from these acquisitions, we will have to successfully integrate the acquired businesses with our existing operations.  We cannot assure you that we will be successful in this regard.  We have limited experience in integrating acquired companies into our operations, in expanding the scope of operations of required businesses, in managing geographically dispersed operations and in operating internationally.  In the past, we have incurred one-time costs and expenses in connection with acquisitions and it is likely that we could incur similar one-time costs and expenses in connection with future acquisitions.  In addition, we might be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results.  Further, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval.  There can be no assurance that we will be able to complete future acquisitions.  In order to finance potential future acquisitions, we may need to raise additional funds either through public or private financings, including bank borrowings.  Any financing, if available at all, may be on terms that are not favorable to us.  Finally, we may also issue shares of our common stock to acquire attractive businesses, which may dilute our existing stockholders.

Our future success depends on our ability to manage the growth and expansion of our business.  We may expand our operations as we anticipate that expansion may be required in order to address potential market opportunities.  We may also increase the size of our sales and marketing and research and development expenditures as necessary.  There can be no assurance that we will be able to complete this expansion successfully or that the expansion would generate sufficient revenues to cover our expenses.  We will need to continue to attract and retain highly qualified technical, sales and managerial personnel.  There can be no assurance that we will be able to retain or continue to hire this kind of personnel in the future or to retain this kind of personnel in a sufficiently timely manner.  Our inability to effectively expand operations and manage growth, if any, could have a material adverse effect on our business, financial condition and results of operations.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting may be limited.  Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we must maintain and enhance our internal control over financial reporting.  Presently, we are not an “accelerated filer” as that term is defined in the Securities Act.  As a result, we are not required to deliver a report regarding our determination of the effectiveness of our internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ending December 31, 2006. Further, under Section 404 of Sarbanes-Oxley, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2006, our independent registered public accounting firm will be required to deliver an attestation report regarding management’s assessment of the effectiveness of our internal control over financial reporting.  As a result, during the fiscal years ending December 31, 2005 and 2006, our management will expend considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements.

Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and intentional misrepresentations.  Any system of internal controls can only provide reasonable assurance that all control objectives have been and will continue to be met.  Some of the potential risks involved could include, without limitation, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation.  Though we believe that our disclosure controls and procedures and internal control over financial reporting are effective, there can be no guarantee that existing controls and procedures will prevent or detect all material issues, errors or intentional misrepresentations.  Further, our existing controls may not be effective in future situations.  Any failure of our disclosure controls and procedures or internal control over financial reporting could have a material impact on our financial condition and results of operation.  Our assessment of our internal control over financial reporting may identify weaknesses in our internal control over financial reporting that we need to remedy or may raise other issues of concern for our investors.  Should we determine that a material weakness exists in our internal control over financial reporting, the price of our common stock might decline.

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

Competition for highly qualified personnel is intense and we have historically experienced difficulty in recruiting qualified technical personnel.  There can be no assurance that we will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of June 30 , 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June , 2005. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

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

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on Tuesday, May 24, 2005 at our offices at 8A Industrial Way, Salem, New Hampshire.  The only matters voted upon were the elections of Arnold E. Ditri and James O’Halloran as Class II directors of the Company.  The tabulation with respect to each nominee is as set forth below:

Nominee	Number of Votes For	Number of Votes Withheld	Number of Abstentions	Number of Broker non- votes
Arnold E. Ditri	3,305,343	9,340	N/A	0
James O’Halloran	3,305,343	9,340	N/A	0

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

OMTOOL, LTD.

July 28, 2005	By:	/s/ Daniel A. Coccoluto
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