Form 10-Q
period 2005-09-30
OMTOOL LTD
filed 2005-11-14
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐   No  ☒

There were 3,962,706 shares of the Company’s common stock, par value $0.01, outstanding on November 11, 2005.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2005

CONTENTS

Item Number

PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II: OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

Exhibits

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,385,856	10,655,121
Accounts receivable, less reserves of $39,000 at September 30, 2005 and $82,000 at December 31, 2004	1,690,602	1,802,784
Inventories	35,676	137,992
Prepaid expenses and other current assets	378,632	278,972
Total current assets	12,490,766	12,874,869
Property and equipment, net	175,053	213,512
Other assets	11,562	11,562
Total assets	12,677,381	13,099,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	754,925	849,572
Accrued liabilities	1,220,474	1,258,672
Accrued state sales tax	453,917	699,816
Deferred revenue, short term	3,345,158	3,205,072
Total current liabilities	5,774,474	6,013,132
Long term liabilities:
Deferred revenue, long-term	383,138	455,604
Total liabilities	6,157,612	6,468,736

Stockholders’ equity:
Preferred Stock, $0.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at September 30, 2005 and December 31, 2004; Outstanding — 3,930,206 shares at September 30, 2005 and 3,851,472 shares at December 31, 2004, respectively	43,679	43,679
Deferred compensation	(448,735)	—
Additional paid-in capital	35,421,889	35,259,706
Accumulated deficit	(26,207,637)	(26,018,011)
Treasury stock, at cost (437,672 shares at September 30, 2005 and 516,406 shares at December 31, 2004)	(2,245,783)	(2,649,756)
Accumulated other comprehensive loss	(43,644)	(4,411)
Total stockholders’ equity	6,519,769	6,631,207

Total liabilities and stockholders’ equity	$12,677,381	$13,099,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Software license	$877,357	$1,011,298	$3,333,046	$3,314,682
Hardware	582,976	696,715	2,142,283	2,312,461
Service and other	1,705,437	1,739,991	5,122,224	5,216,520
Total revenue	3,165,770	3,448,004	10,597,553	10,843,663
Cost of revenue:
Software license	41,983	32,659	113,185	150,833
Hardware	333,761	404,545	1,361,141	1,393,065
Service and other	682,896	676,073	2,082,023	2,067,721
Total cost of revenue	1,058,640	1,113,277	3,556,349	3,611,619
Gross profit	2,107,130	2,334,727	7,041,204	7,232,044
Operating expenses:
Sales and marketing	1,352,295	1,013,316	3,672,547	3,045,097
Research and development	579,422	478,108	1,617,112	1,431,273
General and administrative	570,421	527,364	2,071,729	1,799,052
Total operating expenses	2,502,138	2,018,788	7,361,388	6,275,422
Income (loss) from operations	(395,008)	315,939	(320,184)	956,622
Interest and other income, net	51,578	30,476	137,335	104,931
Tax (benefit) provision	—	(47,794)	6,777	9,909

Net income (loss)	$(343,430)	$394,209	$(189,626)	$1,051,644

Net income (loss) per share:
Basic	$(0.09)	$0.10	$(0.05)	$0.28
Diluted	$(0.09)	$0.10	$(0.05)	$0.27

Weighted average of common shares outstanding:
Basic	3,926,451	3,936,706	3,947,529	3,738,216
Diluted	3,926,451	4,126,239	3,947,529	3,924,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(189,626)	$1,051,644
Adjustments to reconcile net income to net cash (used in) provided by operating activities–
Depreciation	120,610	188,477
Accounts receivable reserves	(41,650)	(245,033)
Amortization of deferred compensation	80,802	—
Changes in assets and liabilities–
Accounts receivable	134,036	522,434
Prepaid expenses and other current assets	(123,814)	(192,352)
Inventory	102,316	(272)
Accounts payable	(89,246)	(98,125)
Accrued liabilities	(5,561)	44,170
Accrued state sales tax	(245,899)	(182,420)
Accrued restructuring	—	(443,830)
Other assets	—	2,399
Deferred revenue	97,179	(384,430)

Net cash provided by (used in) operating activities	(160,853)	262,662

Cash Flows from Investing Activities:
Purchases of property and equipment	(82,854)	(35,758)

Net cash used in investing activities	(82,854)	(35,758)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	36,619	3,570,856
Purchase of treasury stock	—	(2,012,500)

Net cash provided by financing activities	36,619	1,558,356

Exchange rate effect on cash	(62,177)	4,912

Net (decrease) increase in cash and cash equivalents	(269,265)	1,790,172

Cash and cash equivalents, beginning of period	10,655,121	8,242,067

Cash and cash equivalents, end of period	$10,385,856	$10,032,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides enterprise document messaging applications that streamline workflows, reduce costs and ensure secure, confidential e-document exchange.  The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 29, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Income per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three months and nine months ended September 30, 2005 exclude 421,000 potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.  For the three months and nine months ended September 30, 2004, the dilutive calculation excluded 126,278 and 175,738 shares of common stock, respectively, potentially issuable upon the exercise of outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	3,926,451	3,936,706	3,947,529	3,738,216
Potential common shares pursuant to stock options and warrant	—	189,533	—	186,391
Diluted weighted average shares	3,926,451	4,126,239	3,947,529	3,924,607
Basic net income per common share	$(0.09)	$0.10	$(0.05)	$0.28
Diluted net income per common and potential common share	$(0.09)	$0.10	$(0.05)	$0.27

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

During the nine months ended September 30, 2005, the Company recorded a net tax provision of $6,777 for expected tax liability in the United States.  There was no tax provision required for the Company’s United Kingdom subsidiary, Omtool Europe Limited (“OEL”) for the nine months ended September 30, 2005.

During the nine months ended September 30, 2004, the Company recorded a net tax provision of $9,909 for expected tax liability in the United States and for expected tax liability related to OEL.  The provision for the first nine months of 2004 was net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

(4) Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(343,430)	$394,209	$(189,626)	$1,051,644
Foreign currency translation adjustments	(15,020)	11,259	(39,233)	976
Comprehensive income (loss)	$(358,450)	$405,468	$(228,859)	$1,052,620

(5) Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to stock-based employee compensation.  In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment.  SFAS No. 123(R) amends SFAS No. 123.  The Company will be required to adopt SFAS 123(R) in the first fiscal quarter of 2006 and does not expect it to have a material impact on its future results of operations.

	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(343,430)	$394,209	$(189,626)	$1,051,644
Add: Stock compensation included in net income	33,054	—	80,710	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(37,808)	(46,452)	(126,074)	(169,422)
Pro forma net income (loss)	$(348,184)	$347,757	$(234,990)	$882,222

Net income per share:
Basic, as reported	$(0.09)	$0.10	$(0.05)	$0.28
Diluted, as reported	$(0.09)	$0.10	$(0.05)	$0.27
Basic, pro forma	$(0.09)	$0.09	$(0.06)	$0.24
Diluted, pro forma	$(0.09)	$0.08	$(0.06)	$0.22

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
Accrued health insurance expense	$147,317	$178,464
Accrued salary and salary-related	658,289	688,622
Accrued professional fees	94,328	141,322
Other accrued expenses	320,540	250,264
	$1,220,474	$1,258,672

(7)  Equity Transactions

In January 2005 and July 2005, the Company sold a total of 58,684 and 9,333 shares, respectively, of restricted common stock under its 1997 Stock Plan, as amended, to the members of its Board of Directors and certain employees of the Company at a price per share of $0.01. The shares of restricted common stock vest ratably over the four-year service period, so long as the restricted stockholder continues to provide services to the Company. During 2005, the Company recorded deferred compensation of approximately $529,000 for the intrinsic value of the shares of restricted common stock. The Company will recognize deferred compensation as compensation expense over the expected four year vesting period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell all such unvested shares of restricted common stock back to the Company at the original purchase price of $0.01 per share.

On March 30, 2004, the Company raised $3.6 million through the private placement to institutional and other accredited investors of 600,000 shares of its common stock at a price of $6.00 per share.  The fees associated with issuing the shares in connection with the private placement were approximately $147,000 and were recorded as a reduction of additional paid-in capital.  Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five-and-a-half-year period at a price of $6.00 per share, to its financial advisor or the advisor’s designees as payment for advisory services related to the private placement.

On March 30, 2004, Omtool’s Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a dividend, effective April 27, 2004, payable to each stockholder of record as of April 7, 2004.  All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for this two-for-one stock split.

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

Total revenues from international sources were $603,000 and $1.9 million for the three months and nine months ended September 30, 2005 and $403,000 and $2.4 million for the three months and nine months ended September 30, 2004, respectively.  The Company’s revenues from international sources were primarily generated from customers located in Europe. The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenues (1)
United States	$2,562,288	$3,044,993	$8,732,208	$8,406,656
United Kingdom	158,924	131,190	654,457	952,161
Rest of World	444,558	271,821	1,210,888	1,484,846
	$3,165,770	$3,448,004	$10,597,553	$10,843,663

	September 30, 2005	December 31, 2004

Long-lived assets (2)
United States	$176,679	$215,879
United Kingdom	9,936	9,195
	$186,615	$225,074

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

Genifax™, our enterprise fax software, offers a scalable, server-based feature set and shares a common Windows® server-based architecture with our Genidocs™ product line.  Genidocs, our secure document delivery application, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures.  Our AccuRoute software further unifies the code bases and architecture of our Genidocs and Genifax product lines.  Further, with its routing capabilities, our AccuRoute software provides a customer specific product that easily manages documents, both paper and electronic, with little or no user training required.

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

We intend to maintain a leadership position in our traditional market  – secure electronic document exchange – while continuing to consolidate the functionality of all our products into a single, configurable platform, to expand the level of integration with complementary technologies such as document and records management tools and to extend our document capture capability to include virtually all multi-functional devices and scanners.  In doing so, we will be pursuing a leadership position in the broader document delivery/exchange and management market, which we believe will grow in response to increasingly regulated communications and stringent privacy requirements.  We will continue to focus on those vertical markets where regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format.

We resell, from third-party vendors, certain hardware products, including intelligent fax boards and fax modems, to our customers.  Typically, our hardware sales are a result of either new fax sales or existing fax customers upgrading their information technology infrastructure.  On occasion, where our customers also want fax capabilities, we sell hardware products with our AccuRoute product.  We undertake these hardware sales as a convenience to our customers, who alternatively can opt to obtain hardware from a third-party vendor.  The fax boards and fax modems that we resell are not functional without our software and we are not generally in the business of selling fax boards and modems.  We purchase these hardware products as needed to ship to our customers and we maintain a minimal inventory of these hardware products.  We believe that we have a good business relationship with our suppliers of these products and that supply of these products is stable.

Service and other revenue has historically consisted primarily of the sale of support contracts to complement software products licensed to customers.  We generate a smaller portion of our service and other revenue from consulting, training and installation services.  We are focused on, and are considering reallocating certain resources to increasing our service and other revenue.

Building on the current version of our AccuRoute product within the legal vertical market since its introduction in 2004 and consistent with the strategy we outlined earlier this year, we are broadening our sales and marketing strategy to encompass first the finance vertical market and, thereafter, the healthcare vertical market.  We do not anticipate that these increased expenditures will produce a sufficient increase in sales over the balance of 2005 to offset the associated expenses over the same period.  These expenses will therefore continue to exert pressure on earnings for the remainder of 2005.  Based on our historical performance for the fourth quarter, we believe that the profits realized from our revenue from the legal vertical market and from our legacy fax business will allow us to absorb some of the incremental expenses resulting in only a modest loss or a potential breakeven finish for 2005.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

	Total Revenue	Net Income (Loss)	Software License Revenue
Three months ended September 30, 2005	$3,165,770	$(343,430)	$877,357
Three months ended September 30, 2004	$3,448,004	$394,209	$1,011,298
Change over same period of prior fiscal year	$(282,234) or (8)%	$(737,639) or (187)%	$(133,941) or (13)%

Nine months ended September 30, 2005	$10,597,553	$(189,626)	$3,333,046
Nine months ended September 30, 2004	$10,843,663	$1,051,644	$3,314,682
Change over same period of prior fiscal year	$(246,110) or (2)%	$(1,241,270) or (118)%	$18,364 or 0.6%

During the third quarter of 2005, we experienced a decline in software license revenue for our AccuRoute and Genifax products.  Revenue from these products was negatively impacted in the third quarter by seasonal weakness affecting AccuRoute revenue, a decline in our legacy fax business and an increase of approximately $240,000 in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. This amount is included in our deferred revenue balance.  We expect to be able to recognize the revenue for these orders during the fourth quarter of 2005.  The increase in this component of deferred revenue was due to the fact that a significant amount of orders for the third quarter were received during the last few weeks of the quarter, which impacted our ability to recognize the revenue from these transactions.  Historically, sales of our products during the third quarter have been slower as compared to other quarters.  We have found that we experience some seasonal fluctuations in our revenue due to the tendency of many of our customers to make information technology purchases either early or late in their fiscal years when they either have a replenished annual budget or leftover money in the budget.  In addition, we experience some seasonality, particularly in the third quarter due to the higher frequency of scheduled vacations of key personnel at our customers during the summer months, particularly in Europe.

Commencing at the end of the third quarter, we increased the resources allocated to our United Kingdom subsidiary, an effort that we expect will result in increased European revenue in future quarters.  Although we believe that, over the last several quarters, there has been some improvement in the demand for enterprise software solutions and increased market acceptance of our products, we cannot predict whether or when that market will soften or if market acceptance of our products will occur.  If the market or the market acceptance of our products changes, we cannot predict whether, and to what extent, the demand for our products will increase or decrease.  Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation are fixed in advance of a particular quarter.  As a result, our costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

Our future revenue and operating results may fluctuate from quarter to quarter based on the number and size of sales transactions we enter into with customers, the adequacy of provisions for losses, general economic conditions and other factors.  In addition, revenue from one or more large orders may constitute a significant portion of our total revenue in a particular quarter, further exacerbating fluctuations in quarterly results.

We have historically derived a majority of our total revenue from sales within the United States.  Revenue from our European operations decreased in the first nine months of 2005 as compared to the first nine months of 2004, due to a decrease in Europe of sales of our legacy fax software.  We will continue to leverage our AccuRoute base in Europe, as well as its indirect channel relationships, to focus sales resources on the legal vertical market.  In addition, we have recently added new resources to our European operations, including a new managing director of Europe, Middle East and Africa, which we expect will help to improve our results in the region.  There can be, however, no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

The following is a presentation of our domestic and international revenue:

	Total Revenue	U.S. Revenue	Non-U.S. Revenue
Nine months ended September 30, 2005	$10,597,553	$9,564,574	$1,032,979
		or 90% of Total Revenue	or 10% of Total Revenue
Nine months ended September 30, 2004	$10,843,663	$9,268,669	$1,574,994
		or 85% of Total Revenue	or 15% of Total Revenue
Change from same period of prior fiscal year	$(246,110)	$295,905	$(542,015)
	or (2)%	or 3%	or (34)%

Our United Kingdom subsidiary, Omtool Europe Limited, transacts business primarily in its local currency.  We then translate results generated by that entity into U.S. dollars and consolidate them with our domestic results for reporting purposes.  As we make sales to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations.  We manage our foreign currency exchange exposure by monitoring our net monetary position using natural hedges of our assets and liabilities denominated in local currencies.  There can be no assurance that this policy will eliminate all foreign currency exchange exposure.  Foreign currency exposure has not been material to our financial position or results of operations to date.  If the volume of our business denominated in foreign currencies increases, we may be required to use derivatives to hedge foreign currency exposure.

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base.  We are pursuing sales opportunities via our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products.  However, we currently have more of our sales resources focused on the direct model.  As a result, we derive a significant portion of our revenue from direct sales.

	Total Software License and Hardware Revenue	Software License and Hardware Revenue from Indirect Distribution Channel Sales	Software License and Hardware Indirect Distribution Channel Sales as a Percentage of Total Software License and Hardware Revenue
Nine months ended September 30, 2005	$5,475,329	$2,029,058	19%
Nine months ended September 30, 2004	$5,627,143	$2,066,194	19%
Change from same period of prior fiscal year	$(151,814)	$(37,136)	0%
	or (3)%	or (2)%

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

Revenue Recognition and Accounts Receivable Reserves.  We derive our revenue primarily from two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue, which includes software maintenance and support, installation, training and consulting revenue.  We license our software products on a perpetual basis.  We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers.  Our resellers order products from us based on purchase orders received from end-users and do not order stock.  We generally sell our products to resellers and directly to end-users without any specifically stated rights of return.  Occasionally, however, we, in our sole discretion, will accept a product return if the end-user finds that the product does not fit its needs.  We also sell hardware products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and indirectly through resellers.  The hardware products that we resell are not functional without our software.  To support our software products, we sell software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

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

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements.  Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements.  Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform.  The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements.  If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue.  To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements.  If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

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

Our combined accounts receivable and product returns reserve was $39,000 and $82,000 at September 30, 2005 and December 31, 2004, respectively.  Both components of calculating the estimated reserve – specific identification and historic experience – are material judgments made by us.  We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Software license	27.7%	29.3%	31.5%	30.6%
Hardware	18.4	20.2	20.2	21.3
Service and other	53.9	50.5	48.3	48.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	1.3	1.0	1.1	1.4
Hardware	10.5	11.7	12.8	12.8
Service and other	21.6	19.6	19.7	19.1
Total cost of revenue	33.4	32.3	33.6	33.3
Gross profit	66.6	67.7	66.4	66.7
Operating expenses:
Sales and marketing	42.7	29.4	34.6	28.1
Research and development	18.3	13.9	15.3	13.2
General and administrative	18.0	15.3	19.5	16.6
Total operating expenses	79.0	58.6	69.4	57.9
Income (loss) from operations	(12.4)	9.1	(3.0)	8.8
Interest and other income, net	1.6	0.9	1.3	1.0
Tax provision (benefit)	—	(1.4)	0.1	0.1

Net income (loss)	(10.8)%	11.4%	(1.8)%	9.7%

Gross profit:
Software license	95.2%	96.8%	96.6%	95.4%
Hardware	42.7	41.9	36.5	39.8
Service and other	60.0	61.1	59.4	60.4

Three Months Ended September 30, 2005 and 2004

Revenue

Software License.  During the three months ended September 30, 2005, our total revenue was $3.2 million, a decrease of $0.2 million from $3.4 million for the three months ended September 30, 2004.  Our software license revenues decreased by approximately 13% to $877,000 in the three months ended September 30, 2005 compared to $1.0 million in the same period in 2004 as a result of a decline in software license revenue for both our AccuRoute and Genifax products over the same periods.  Revenue from these products was negatively impacted in the third quarter by seasonal weakness affecting AccuRoute revenue, a decline in our legacy fax business and an increase of approximately $240,000 in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. This amount is included in our deferred revenue balance.  We expect to recognize most of this deferred revenue during the fourth quarter of this year.  We did not have any sales of our other software products such as Genidocs and Swiftwriter during either of the three month periods ended September 30, 2005 or 2004, which reflects our growing focus on the development and sale of our AccuRoute product.

The following table summarizes our revenue, and particularly our software license revenue, by product category (excluding freight and allowances for returns) for the recently completed fiscal quarter, as compared to the same period in the prior fiscal year.

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax Product License Revenue	Other Software Product License Revenue
Three months ended September 30, 2005	$3,165,770	$877,357	$381,851	$489,438	$0
Three months ended September 30, 2004	$3,448,004	$1,011,298	$453,626	$542,094	$0
Change from same period of prior fiscal year	$(282,234)	$(133,941)	$(71,775)	$(52,656)	$0
	or (8.2)%	or (13.2)%	or (15.8)%	or (9.7)%	or 0%

During the three months ended September 30, 2005, our software license revenue represented a decreased percentage of our total revenue, based primarily on a decrease in software license sales for the three months ended September 30, 2005 when compared to the same period in 2004.

Software License Revenue as a Percentage of Total Revenue
Three months ended September 30, 2005	27.7%
Three months ended September 30, 2004	29.3%
Change from same period of prior fiscal year	(1.6)%

During the three months ended September 30, 2005 and 2004, our license revenue from each of our major product lines and other components of revenue (including freight and allowances for returns) represented the following percentages of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Fax Product License Revenue as Percentage of Software License Revenue	Other Component License Revenue as a Percentage of Software License Revenue
Three months ended September 30, 2005	44%	56%	0%
Three months ended September 30, 2004	46%	54%	0%
Increase (decrease) from same period of prior fiscal year	(2)%	2%	0%

Included in software license revenue for the three months ended September 30, 2005 and 2004 is a reduction of $4,000 and $19,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for 2005 and to specific accounts from 2004 where we determined that the risk of a return was no longer present in 2004.

Hardware.  Hardware revenue decreased during the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004 due to a decrease in legacy fax product sales, which sales are the main driver for our hardware revenues.

	Hardware Revenue	Hardware Revenue as a Percentage of Total Revenue
Three months ended September 30, 2005	$582,976	18%
Three months ended September 30, 2004	$696,715	20%
Increase (decrease) from same period of prior fiscal year	$(113,739)	(2)%
	or (16.3)%

Included in hardware revenue for the three months ended September 30, 2005 and 2004 is a reduction of $1,000 and $6,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for 2005 and to specific accounts from 2004 where we determined that the risk of a return is no longer present in 2004.  We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, decreased slightly in the three months ended September 30, 2005, as compared to the same period in the prior fiscal year.  This decrease was due primarily to reduced maintenance revenue from our subsidiary in the United Kingdom.  This decrease was partially offset by increased overall service revenue from installation, consulting and training services for the same periods.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended September 30, 2005	$1,705,437	53.9%
Three months ended September 30, 2004	$1,739,991	50.5%
Increase (decrease) from same period of prior fiscal year	$(34,554) or (2.0)%	3.4%

The increase in service and other revenue as a percentage of our total revenue is due primarily to the decreases in software license and hardware revenue for the quarter.  We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our North American and European operations and we have increased our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs of sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the three months ended September 30, 2005 increased by 29% as compared to the corresponding period in the previous fiscal year.  The increase is due primarily to increased royalty payments associated with additional third-party software we incorporated into our products during the third quarter of 2005.  We believe that these newly licensed third-party software components will improve the capabilities and functionality of our products.  Given that we might license additional third-party software components in the future, we expect that our software license cost as a percentage of software license revenue may increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the third quarter of 2005, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

Software License Gross Margin
Three months ended September 30, 2005	95.2%
Three months ended September 30, 2004	96.8%
Increase (decrease) from same period of prior fiscal year	(1.6)%

Hardware.  Cost of hardware revenue consists primarily of the costs of third-party hardware products.  Cost of hardware revenue represented 57% and 58% of hardware revenue for each respective period.  During the three months ended September 30,

2005, we incurred decreased dollar costs related to hardware revenue due primarily to the decrease in our hardware unit sales.  Further, our gross margin percentage for hardware sales increased during this period due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2005 or into 2006.

Hardware Gross Margin
Three months ended September 30, 2005	42.7%
Three months ended September 30, 2004	41.9%
Increase (decrease) from same period of prior fiscal year	0.8%

Service and Other.  Cost of service and other revenue consists primarily of the costs incurred in providing telephone support as well as other miscellaneous customer service-related expenses.  The gross margin percentage for service and other revenue decreased to 60% for the three months ended September 30, 2005, compared to 61% in the same period in 2004.  The decrease in gross margin percentage is due to an increase in the wages related expenses and associated overhead costs of employees in the support department.  We do not expect any significant variances in our service and other gross margin percentages for the remainder of fiscal year 2005.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended September 30, 2005	$682,896	60.0%
Three months ended September 30, 2004	$676,073	61.1%
Increase (decrease) from same period of prior fiscal year	$6,823	(1.1)%
	or 1.0%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses increased in the third quarter of 2005 as compared to the same period in 2004 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.

Additionally, we increased our general advertising and consulting expenditures during the third quarter of 2005 as compared to the same period in the prior fiscal year.  These expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass first the finance vertical market and, thereafter, the healthcare vertical market.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $250,000 for the balance of 2005.  Much of these additional expenses will be sales and marketing related.  Consequently, we expect that our sales and marketing expenses will increase in absolute dollars as we continue to hire additional sales and marketing staff during the balance of this year.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended September 30, 2005	$1,352,295	42.7%
Three months ended September 30, 2004	$1,013,316	29.4%
Increase (decrease) from same period of prior fiscal year	$338,979	13.3%
	or 33.5%

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities.  These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools.  In the most recently completed fiscal quarter, our research and development expenses increased as compared to the same period in the prior fiscal year due primarily to an increase in the number of employees in our research and development department and the associated costs of supporting those employees.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended September 30, 2005	$579,422	18.3%
Three months ended September 30, 2004	$478,108	13.9%
Increase from same period of prior fiscal year	$101,314	4.4%
	or 21.2%

Additionally, the increase in research and development expenses in dollars and as a percentage of total revenue is a result of an increase in consulting expenses in the research and development department during 2005 as compared with the comparable period in 2004.  We expect our research and development expenses to increase in absolute dollars as we hire additional engineers and engage in more third party consulting arrangements to support our expansion of our AccuRoute product into other vertical markets.

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses.  In the most recently completed fiscal quarter, our general and administrative expenses increased as compared to the same period in the prior fiscal year.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended September 30, 2005	$570,421	18.0%
Three months ended September 30, 2004	$527,364	15.3%
Change from same period of prior fiscal year	$43,057	2.7%
	or 8.2%

The increase in general and administrative expenses, both in dollar amount and as a percentage of total revenue, is due to increases in wages paid to our employees and fees paid to our board of directors during the quarter partially offset by decreases in travel expenses.  We expect that we will continue to experience slight increases to general and administrative expenses in the form of professional fees and consulting expenditures during the remainder of 2005 and into 2006 as we continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  The deadline for compliance with Section 404 has been moved back to the first fiscal year ending on or after July 15, 2007 for companies with public float of less than $75 million.

Interest and Other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.

	Interest and Other Income	Interest and Other Income as a Percentage of Total Revenue
Three months ended September 30, 2005	$51,578	1.6%
Three months ended September 30, 2004	$30,476	0.9%
Increase from same period of prior fiscal year	$21,102	0.7%
	or 69.2%

The increase in interest income is primarily a result of a higher interest rates earned on our investment accounts during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Provision for Income Taxes.  During the three months ended September 30, 2005, we did not record a net tax provision for expected tax liability in the United States.  During the three months ended September 30, 2004, we recorded a net tax benefit of $47,794 as a result of a decrease in our estimated taxes payable resulting from a revised international transfer pricing agreement with our United Kingdom subsidiary.

Nine Months Ended September 30, 2005 and 2004

Revenue

Software License.  During the nine months ended September 30, 2005, our total revenue decreased to $10.6 million as compared to $10.8 million for the nine months ended September 30, 2004.  However, our software license revenue has increased by approximately $18,000 to $3.3 million.  Further, revenue from our AccuRoute product increased to $1.5 million during the nine months ended September 30, 2005 as compared to $1.2 million during the nine months ended September 30, 2004. This increase is reflective of the continued market acceptance of our AccuRoute product.  Software revenue from our legacy fax product line has decreased to $1.7 million during the nine months ended September 30, 2005 from $1.9 million during the same period in 2004 as we continue to focus our resources on the expansion of the AccuRoute product line and we experience diminished sales from the maturing legacy fax market.  Various other components of software license revenue, including sales returns and allowance adjustments and sales of our other software products such as Genidocs and Swiftwriter, have increased to $74,000 during the nine months ended September 30, 2005 as compared to $22,000 during the same period in 2004.

During the nine months ended September 30, 2005, as compared to the same period during 2004, the mix of products accounting for our revenue has continued shifting towards AccuRoute, as displayed in the tables below.  The following table summarizes our revenue, and particularly our software license revenue, by product category (excluding freight and allowances for returns) for the nine months ended September 30, 2005, as compared to the same period in the prior fiscal year.

	Total Revenue	Software License Revenue	AccuRoute Revenue	Legacy Fax Product Revenue	Other Software Product Revenue
Nine months ended September 30, 2005	$10,597,553	$3,333,046	$1,550,070	$1,709,166	$4,845
Nine months ended September 30, 2004	$10,843,663	$3,314,682	$1,219,402	$1,915,924	$21,974
Increase (decrease) from same period of prior fiscal year	$(246,110) or (2.3)%	$18,364 or 0.6%	$330,668 or 27.1%	$(206,758) or (10.8)%	$(17,129) or (77.9)%

During the nine months ended September 30, 2005, our software license revenue represented an increased percentage of our total revenue, based primarily on the fact that hardware and services revenues declined during the nine months ended September 30, 2005 when compared to the same period in 2004.

Software License Revenue as a Percentage of Total Revenue
Nine months ended September 30, 2005	31.5%
Nine months ended September 30, 2004	30.6%
Increase (decrease) from same period of prior fiscal year	0.9%

During this period, our AccuRoute product line continued to represent an increasing percentage of our total software revenue. Overall, our various product lines and other components of revenue (including freight and allowances for returns) represented the following percentages of our total software license revenue:

	AccuRoute Revenue as a Percentage of Software License Revenue	Fax Product Revenue as Percentage of Software License Revenue	Other Component Revenue as a Percentage of Software License Revenue
Nine months ended September 30, 2005	46.5%	51.3%	2.2%
Nine months ended September 30, 2004	36.8%	57.8%	5.4%
Increase (decrease) from same period of prior fiscal year	9.7%	(6.5)%	(3.2)%

Included in software license revenue for the nine months ended September 30, 2005 and 2004 is a reduction of $24,000 and $159,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for 2005 and to specific accounts from 2004 where we determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will constitute a larger percentage of our total revenue in the future if demand for AccuRoute, which generally does not require the purchase of additional hardware, continues to gain additional market acceptance.

Hardware.  Hardware revenue decreased during the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004 due to a decrease in legacy fax product sales, which sales are the main driver for our hardware revenues, and an overall decrease in demand from existing customers who have upgraded information systems hardware in their worldwide locations.

	Hardware Revenue	Hardware Revenue as a Percentage of Total Revenue
Nine months ended September 30, 2005	$2,142,283	20%
Nine months ended September 30, 2004	$2,312,461	21%
Increase (decrease) from same period of prior fiscal year	$(170,178) or (7.4)%	(1)%

Included in hardware revenue for the nine months ended September 30, 2005 and 2004 is a reduction of $8,000 and $50,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for 2005 and to specific accounts from 2004 where we determined that the risk of a return is no longer present.  We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.  Service and other revenue decreased slightly in the nine months ended September 30, 2005, as compared to the same period in the prior fiscal year.  This decrease was due primarily to reduced support maintenance revenue from our subsidiary in the United Kingdom.  This decrease was partially offset by increased overall service revenue from installation and consulting services for the same periods.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Nine months ended September 30, 2005	$5,122,224	48.3%
Nine months ended September 30, 2004	$5,216,520	48.1%
Increase (decrease) from same period of prior fiscal year	$(94,296) or (1.8)%	0.2%

The increase in service and other revenue as a percentage of total revenue is due primarily to the decrease in hardware revenues.  We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our North American and European operations and we have increased our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue for the nine months ended September 30, 2005 decreased by 25% as compared to the corresponding period in 2004.  The decrease is due primarily to decreased royalty payments associated with sales of royalty-bearing products.  This decrease is also reflected in the gross margin, which improved from 95% to 97%.  We have recently added third-party software into our products and we expect that our software license cost as a percentage of software license revenues will increase slightly in the future.  We believe that these newly licensed third-party software components will improve the capabilities and functionality of our products.

Software License Gross Margin
Nine months ended September 30, 2005	96.6%
Nine months ended September 30, 2004	95.4%
Increase (decrease) from same period of prior fiscal year	1.2%

Hardware.  Cost of hardware revenue represented 64% and 60% of hardware revenue for each respective period.  During the nine months ended September 30, 2005, we incurred decreased dollar costs related to hardware revenue due primarily to the decrease in our hardware unit sales.  Further, our gross margin percentage for hardware sales decreased during this period due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2005 and into 2006.

Hardware Gross Margin
Nine months ended September 30, 2005	36.5%
Nine months ended September 30, 2004	39.8%
Increase (decrease) from same period of prior fiscal year	(3.3)%

Service and Other.  The gross margin percentage for service and other revenue decreased due to an increase in the wages related expenses and associated overhead costs of employees in the support department.  We do not expect any significant variances in our service and other gross margin percentage for the remainder of fiscal year 2005 and into 2006.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Nine months ended September 30, 2005	$2,082,083	59.4%
Nine months ended September 30, 2004	$2,067,721	60.4%
Increase (decrease) from same period of prior fiscal year	$14,362 or 0.7%	(1.1)%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased on a dollar basis in the third quarter of 2005 as compared to the same period in 2004 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.  Additionally, we have increased our general advertising and consulting expenditures during the nine months ended September 30, 2005 as compared to the same period in the prior fiscal year.  These expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass first the finance vertical market and, thereafter, the healthcare vertical market.  We anticipate that the additional expenditures necessary to enter these markets will be approximately $250,000 for the balance of 2005.  Much of these additional expenses will be sales and marketing related.  We have experienced some delays in investing the full budgeted amount for these initiatives due primarily to some delays in the hiring of our executive sales and marketing team, all of whom have now been hired.  We expect our spending in sales and marketing to continue to increase in future quarters as we move forward with our initiative of investing now for future growth.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Nine months ended September 30, 2005	$3,672,547	34.6%
Nine months ended September 30, 2004	$3,045,097	28.1%
Increase (decrease) from same period of prior fiscal year	$627,450 or 20.6%	6.5%

Research and Development.  We incurred an increase in our research and development expenses, both in dollars and as a percentage of total revenue, for the nine months ended September 30, 2005 as compared to the corresponding period in 2004 due to an increased number of employees in our research and development department during 2005 and the associated costs of supporting that new personnel.  Our consulting expenses also increased during the nine months ended September 30, 2005 as we utilized outside vendors to assist in technical improvements to our products. We expect our research and development expenses will increase in absolute dollars as we hire additional engineers and engage in more third party consulting arrangements to support our expansion of our AccuRoute product into other vertical markets.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Nine months ended September 30, 2005	$1,617,112	15.3%
Nine months ended September 30, 2004	$1,431,273	13.2%
Increase (decrease) from same period of prior fiscal year	$185,839 or 13.0%	2.1%

General and Administrative.  The increase in dollar amount and as a percentage of total revenue for the nine months ended September 30, 2005 as compared to the corresponding period in 2004 is due to increases in management consulting expenses related to our initial compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, fees paid to our board of directors and wage related expenses.  We expect that we will continue to experience slight increases to general and administrative expenses in the form of professional fees and consulting expenditures during the remainder of 2005 and into 2006 as we continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Nine months ended September 30, 2005	$2,071,729	19.5%
Nine months ended September 30, 2004	$1,799,052	16.6%
Increase (decrease) from same period of prior fiscal year	$272,677 or 15.2%	2.9%

Interest and Other Income.  Interest and other income consists principally of interest income earned on cash and cash equivalent balances.  The increase for the nine months ended September 30, 2005 as compared to the corresponding period in 2005 is a result of increased interest rates.  Included in interest and other income for the nine months ended September 30, 2004 is other income of $5,000 related to the fair value of a warrant to purchase 8,580 shares of common stock of Verso Technologies (“Verso”).  We mark the fair value of this warrant to market in each financial reporting period.  Therefore, for the duration of time that we hold the Verso warrant, which expires in November 2005, we may have to record future changes in the fair value of that security in our income and other expenses.  We expect that interest and other income will be relatively stable quarter over quarter for the remainder of 2005 and into 2006.

	Interest and Other Income	Interest and Other Income as a Percentage of Total Revenue
Nine months ended September 30, 2005	$137,335	1.3%
Nine months ended September 30, 2004	$104,931	1.0%
Increase (decrease)from same period of prior fiscal year	$32,404 or 30.9%	0.3%

Provision for Income Taxes.  During the nine months ended September 30, 2005, the Company recorded a net tax provision of $6,777 for expected tax liabilities in the United States and  abroad for our United Kingdom subsidiary. The provision for the first nine months of 2004 for expected tax liability in the United States and for expected tax liability to our United Kingdom subsidiary was $9,909 and was net of a $28,800 adjustment related to a fiscal year 2003 transfer pricing adjustment.

Inflation

During the fiscal years ended December 31, 2004, 2003 and 2002 and the nine months ended September 30, 2005, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997.  As of September 30, 2005, we had cash and cash equivalents of $10.4 million and working capital of $6.7 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Provided (Used)
	Operating Activities	Investing Activities	Financing Activities
Nine months ended September 30, 2005	$(160,853)	$(82,854)	$36,619
Nine months ended September 30, 2004	$262,662	$(35,758)	$1,558,356
Increase (decrease) from same period of prior fiscal year	$(423,515) or (161)%	$(47,096 or (132)%	$(1,521,737) or (98)%

Our operating activities used cash of $160,853 for the nine months ended September 30, 2005 and provided cash of $262,662 for the nine months ended September 30, 2004, respectively.  We believe that the additional resources being allocated to improve the success of our AccuRoute product in the legal vertical market and its expansion first into the finance vertical market and, thereafter, the healthcare vertical market, will put pressure on our earnings during the remainder of 2005, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the nine months ended September 30, 2005 consisted primarily of a net loss from operations, a decrease to the accounts receivable reserve and decreases in accounts payable and accrued state sales tax, combined with an increase in prepaid expenses and other current assets, and offset by the non-cash effects of depreciation and amortization, a decrease to accounts receivable, decrease to inventory and an increase in deferred revenues. The decrease to the accounts receivable reserve relates primarily to a general estimate based upon historical returns, which demonstrated a reduced need for this reserve. The decrease in accounts payable is due to the timing of vendor payments, which have been made on a more timely basis. The decrease to accrued state sales tax is a result of continued settlement with states in which we may have nexus thereby subjecting us to sales tax within a state. The increase in prepaid expenses and other current assets is due both to cash paid for annual enterprise licenses related to sales and marketing software that is part of our strategic initiative to invest in additional resources and renewal of our directors and officers insurance policy. The decrease to accounts receivable is primarily due to continued and successful efforts to expedite timely payments from our customers. The decrease to inventory is related to a reduction in onsite inventory and continued emphasis on shipments directly from our third party vendor. The increase in deferred revenue is due primarily to the fact that we entered into several revenue transactions that occurred at the end of the quarter and did not, as of the end of the quarter, meet all of our criteria for revenue recognition. We anticipate that these transactions will meet our recognition standards during the fourth quarter of 2005. Net cash provided during the nine months ended September 30, 2004 consisted primarily of a net profit from operations, depreciation and amortization and a decrease in accounts receivable, partially offset by an increase to prepaid expenses and other current assets, a decrease to the accounts receivable reserve and decreases to accrued restructuring, deferred revenue and accrued state sales tax.

Investing activities used cash of $82,854 and $35,758 during the nine months ended September 30, 2005 and 2004, respectively.  The sole use of cash for investing activities for each period was for purchases of property and equipment related to computer related software and hardware products.  We expect that we will increase our investments in computer related software and hardware products in 2005 and into 2006 in order to improve our information technology infrastructure so we can support newly hired employees.

Financing activities provided cash of $36,619 and $1,558,356 for the nine months ended September 30, 2005 and 2004, respectively. Cash provided for the nine months ended September 30, 2005 was due primarily to the net proceeds from the issuance of common stock from our employee stock purchase program and employee exercises of stock options.  Cash provided for the nine months ended September 30, 2004 was due to the net proceeds from the issuance of common stock.  On March 30, 2004, we completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors.  The proceeds of that private placement, which totaled $3.6 million, are being used for additional working capital and other general corporate purposes.  The cash we received on the consummation of this private placement was offset by our usage of $2.0 million in cash during the nine months ended September 30, 2004, when we repurchased 350,000 shares of our outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share.  We repurchased those shares from ASA International Ltd. with generally available corporate funds and we will hold those shares in treasury.

Based on our performance for the first nine months of 2005 and current expectations for the remainder of the year, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  We do not currently have a plan to obtain additional financing if these expectations are not met.  There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of September 30, 2005:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations	$83,000	$83,000	—	—	—

Operating lease requirements consist mainly of lease payments for our offices in Salem, NH and London, England, United Kingdom.  As of September 30, 2005, we did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.  Our lease for our Salem, NH location expires on December 31, 2005.  We believe that this facility is adequate for our present operations.  However, there can be no assurance that we will be able to renew this lease on sufficiently favorable terms and we may therefore have to relocate our headquarters location.

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

Our future operating results are uncertain and difficult to predict.  We incorporated and shipped our initial facsimile software products in 1991.  Although we recorded an operating profit in the year ended December 31, 2004, we had operating losses and decreasing revenue in the years ending December 31, 2003 and 2002.  We introduced the initial version of our AccuRoute product in the second quarter of 2002 and the current version in the first quarter of 2004.  Ultimately, AccuRoute represented 40% of software revenue in 2004.  There can be no assurance that we will be able to increase our level of revenue or maintain our profitability in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible.  Increases in operating expenses are expected and, together with pricing pressures and any decline in the growth rate of the overall U.S. economy or our industry in particular, may result in a decrease in operating income and operating margin percentage.  Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and Genidocs software products to new customers, as well as our ability to increase product penetration into existing customers.  We recently expanded our strategic focus to include document routing and distribution software.  To date, we have limited financial and operating data and a limited operating history relevant to this solution.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this solution.  In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, specifically first the finance vertical market and then the healthcare vertical market, in advance of significant related revenue from those markets.  We cannot predict the timing or level of revenue resulting from these investments.  Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of acceptance of the Windows NT®, Windows 2000® and Windows XP® operating systems; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct sales force and indirect distribution channels both domestically and internationally; and our ability to attract and retain key personnel.  As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors.  In that event, the price of our common stock would likely be materially adversely affected.

All of our products are concentrated in the electronic document exchange market.  To date, much of our revenue has been attributable to licenses of our facsimile-based enterprise solutions and related products and services.  We expect these products and related services to continue to account for significant amounts of our future revenue.  However, recently the amount of revenue attributable to licenses of these products has declined and there can be no assurances that this decline will not continue.  Furthermore, we introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000.  Further, we introduced the initial version of our proprietary document and routing software, AccuRoute, in the second quarter of 2002 and the current version of that product in the first quarter of 2004.  We have only recently begun to recognize a significant amount of revenue from our AccuRoute product.  We expect that this product may account for an increasing portion of future revenue.  However, there can be no assurances that our AccuRoute product will be financially successful or result in any significant revenue in the future.  Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.  All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause our operating results to decline.  Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenue from a new product line in an emerging and rapidly evolving market.

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

The market for secure business-to-business document exchange solutions is new and evolving rapidly and there can be no assurance that our products will be successful in this market.  The market for Genidocs, our secure business-to-business electronic document exchange solution is relatively new and evolving rapidly.  Our success will depend upon the extent and timing of adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions.  Our success will also depend upon acceptance of our technology as the standard for providing these solutions.  The adoption and use of our secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information.  Our ability to influence usage of our secure business-to-business electronic document exchange solution by customers is limited.  We intend to spend resources educating potential customers about the value of secure business-to-business electronic document exchange solutions.  It is difficult to assess or to predict with any assurance the present and future size of the potential market for our secure business-to-business electronic document exchange solution, or the growth rate, if any, for this market.  Moreover, we cannot predict whether our secure business-to-business electronic document exchange solution will achieve any market acceptance and we note that we did not make any sales of Genidocs in the third fiscal quarter of each of 2004 and 2005.  If any of our future products or future product enhancements are not favorably received by our customers, we may be less or not profitable and we may therefore suffer damage to our reputation or brand name.

Were we to suffer an unexpectedly large decline in our legacy fax business, our results of operations would be significantly impaired and we might incur an operating loss.  We currently derive a significant though declining portion of our revenue from licenses of our Genifax product and related services and resale of related hardware.  However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2004 than they were in 2003, a trend that continued in the first nine months of 2005.  Though we expect our sales of our legacy fax products to continue to decline in 2005, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success.  As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of the Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations.  Our future financial performance will depend in part on new and enhanced versions of the Genifax product.  There can be no assurance that we will continue to be successful in marketing the Genifax product or any new or enhanced versions of the Genifax product at expected levels.  There can be no assurance that we will be successful in developing products for new or enhanced operating systems such as Windows 2000 or Windows XP, or that these systems will not obviate the need for our products.  If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We depend on the revenue generated by sales of our AccuRoute product and would be negatively impacted if market interest – whether in the legal vertical market that we have already targeted or the finance and healthcare vertical markets that we are currently targeting – were to decline or fail to grow as expected.  We currently derive a significant portion of our revenue from licenses of our AccuRoute product and related services.  Sales of AccuRoute were higher in 2004 than they were in 2003, a trend that continued during the first nine months of 2005.  Continued market acceptance of our AccuRoute product is critical to our future success.  As a result, any decline in demand for or failure to maintain broad market acceptance of our AccuRoute product line as a result of competition, technological change or otherwise would have a material adverse effect on our business, financial condition and results of operations.  Our future financial performance will depend in large part on new and enhanced versions of our AccuRoute product.  There can be no assurance that we will continue to be successful in marketing our AccuRoute product in the legal vertical market or that our marketing efforts in the finance and healthcare vertical markets will be successful.  Further, there can be no assurance that any new or enhanced versions of our AccuRoute product will be successful.

We have historically depended on our sales of fax products to generate revenue and could face a decline in overall revenue if the declines we face in this market are larger than expected.  Our enterprise client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment.  There can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that those of our customers who have begun the migration to a client/server environment will broadly implement this model of computing.  Our future financial performance will depend in large part on our ability to capture an expected portion of the market for client/server applications.  The size of this market will depend in part on the growth in the number of organizations implementing client/server computing environments.  There can be no assurance that these markets will continue to grow or that we will be able to capture sales to or respond effectively to the evolving requirements of these markets.  If the market for client/server application products and services does not grow in the future, grows more slowly than we anticipate, or if we fail to respond effectively to evolving requirements of this market, our business, financial condition and results of operations could be materially adversely affected.

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

The markets in which we sell our products are characterized by intense and growing competition and our future success is dependent on our ability to distinguish our products from those of our competitors and reach our target customers.  In the distributed document capture and delivery market in which our AccuRoute software competes, we are likely to see competitive products being offered by hardware vendors such as Xerox, Canon, Ricoh, Lexmark and others.  In some cases these products are the result of partnerships with U.S.-based software companies.  We also expect competition in this market from a number of independent software vendors whose business focus was initially the high volume production scanning segment such as Kofax and Captiva, or forms management and process routing companies such as Cardiff.  e-Copy, a former Omtool business partner, has formed a relationship with Canon and has embedded their document capture and routing capabilities into the front panel of the Canon ImageRunner Multifunction Printer (“MFP”) device.  Other potential software competitors include ScanSoft, as well as document management vendors like Hummingbird and Interwoven/iManage who are seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities using standard e-mail as the transport and a generic document profile as a means of entering the content into their repository.  We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by us and our competitors.  We expect this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

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

Our business is subject to seasonality and fluctuations on a quarterly and annual basis due to the long sales cycle for our products and numerous other factors and, therefore, our results may vary from quarter-to-quarter and year-to-year.  Our quarterly revenue and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future.  Causes of these fluctuations have included and may include, among others: the demand for our products and services; the size and timing of orders; the number, timing and significance of new product announcements by us and our competitors; our ability to develop, introduce, market and ship new and enhanced versions of our current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of our products; changes in our sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions.  In addition, the sale of our products often involves delays because customers tend to implement the products they purchase from us on a large scale, requiring them first to establish certain minimum hardware capabilities.  Moreover, we have historically experienced some seasonal fluctuations in the sales of our products, due to the fact that many companies make information technology purchases either early or late in their fiscal years (when they either have a replenished annual budget or leftover money in the budget) and more frequently scheduled vacations of key personnel at customers during the summer months (particularly in Europe).  Our products therefore often have a lengthy sales cycle while potential customers evaluate and receive approvals for the purchase of our products.  During these sales cycles, we may expend substantial funds and management efforts, yet receive no revenue.  It is difficult to accurately predict the sales cycle of any large order.  If one or more large orders fail to close as forecasted in a fiscal quarter, our revenue and operating results for that quarter could be materially adversely affected.  Any one or more of these or other factors could have a material adverse effect on our business, financial condition and results of operations.  The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

In addition, we may invest in research and development and marketing expenses in order to promote further our products within current or new vertical markets, including our current plan to incur additional sales and marketing expenses as we first target the finance vertical market and then, shortly thereafter, the healthcare market with our AccuRoute software product.  Because we must make these investments in advance of related market acceptance of and revenue from our AccuRoute product in those vertical markets, any failure of our products to achieve planned levels of acceptance would have a material adverse effect on our business, financial condition and results of operations on a quarter-to-quarter basis and overall.

In general, it is difficult for us to forecast revenue because the market for secure business-to-business electronic document exchange, enterprise client/server facsimile solutions software and routing and distribution software is evolving rapidly and our sales cycle – from the customer’s initial evaluation through purchase of licenses and the related support services – varies substantially from customer to customer.  License fee revenue in any quarter depends on orders received and shipped in that quarter, with a significant percentage of orders in any quarter arriving in the last weeks of the quarter.  License fee revenue from quarter-to-quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter because our products typically are shipped upon receipt of customers’ orders.

A substantial portion of our operating expense is related to personnel, facilities, equipment and marketing programs.  The level of spending for these expenses cannot be adjusted quickly and is therefore fixed in the short term.  Our expense levels for personnel, facilities, equipment and marketing programs are based, in significant part, on our expectations of future revenue on a quarterly basis.  If actual revenue levels on a quarterly basis are below our expectations, our results of operations are likely to be adversely affected by a similar amount because a relatively small amount of our expense varies with our revenue in the short term.

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

Our future success depends on our ability to manage the growth and expansion of our business.  We may expand our operations as we anticipate that expansion may be required in order to address potential market opportunities.  We may also increase the size of our sales and marketing and research and development expenditures as necessary.  There can be no assurance that we will be able to complete this expansion successfully or that the expansion would generate sufficient revenue to cover our expenses.  We will need to continue to attract and retain highly qualified technical, sales and managerial personnel.  There can be no assurance that we will be able to retain or continue to hire this kind of personnel in the future or to retain this kind of personnel in a sufficiently timely manner.  Our inability to effectively expand operations and manage growth, if any, could have a material adverse effect on our business, financial condition and results of operations.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting may be limited.  Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we must maintain and enhance our internal control over financial reporting.  Presently, we are not an “accelerated filer” as that term is defined in the Securities Act.  As a result, we are not required to deliver a report regarding our determination of the effectiveness of our internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ending December 31, 2007.  Further, under Section 404 of Sarbanes-Oxley, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2007, our independent registered public accounting firm will be required to deliver an attestation report regarding management’s assessment of the effectiveness of our internal control over financial reporting.  As a result, during the fiscal years ending December 31, 2005, 2006 and 2007, we will expend considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements.

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

Our reliance on a sole hardware supplier could adversely impact our business.  We currently purchase hardware products for sale to our customers from a single third-party supplier.  We do not have a long-term, fixed-price or minimum volume contract with this supplier.  Instead, we order hardware equipment through purchase orders from time to time.  We do not carry significant inventories of these hardware products and do not have a guaranteed supply arrangement with this supplier.  Recently, our sole supplier of hardware products was sold to a third-party.  We do not believe that this change of ownership will impact our ability to purchase hardware products from this supplier or the terms under which we make those purchases.  Were this supplier to raise its prices or refocus its business, we might be negatively impacted as we would have to develop a new supply relationship for these products.  Although we believe that we could secure these hardware products from alternative suppliers, in the event of a disruption of supply from this sole supplier, we might not be able to develop an alternative source in a timely manner or at favorable prices.  Even if we were able to purchase these hardware components from alternative sources, we would have little control over the costs of these products.  Were we forced to pay significantly higher prices for these hardware products, it might limit the mark-up over the price paid by us that we can reasonably charge our customers.  Were we unable to provide this hardware to our customers, forcing our customers to buy this hardware directly from third parties, or were we forced to decrease the size of our mark-up, our hardware and total revenue would be negatively impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of September 30, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value.  Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency.  The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes.  The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2005.  The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure.  Currently, the Company does not engage in foreign currency hedging activities.

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

Item 6.  Exhibits

Exhibits

10.1

Form of Indemnification Agreement between Omtool and each of Robert L. Voelk, Daniel A. Coccoluto, Richard D. Cramer, Arnold E. Ditri, William J. Drummey, Andrew E. Lietz, James P. O’Halloran and Martin A. Schultz, previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated July 22, 2005 and incorporated herein by reference.

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

OMTOOL, LTD.

November 14, 2005	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

OMTOOL, LTD. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit	Description

10.1

Form of Indemnification Agreement between Omtool and each of Robert L. Voelk, Daniel A. Coccoluto, Richard D. Cramer, Arnold E. Ditri, William J. Drummey, Andrew E. Lietz, James P. O’Halloran and Martin A. Schultz, previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated July 22, 2005 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.