Form 10-K
period 2005-12-31
OMTOOL LTD
filed 2006-03-28
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

Registrant’s telephone number, including area code: (603) 898-8900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                Accelerated filer ☐                                  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,343,016.12 based on the average bid and asked price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of the registrant’s common stock as of March 24, 2006 was 3,976,786.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this report.

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; and the Company’s ability to satisfy working-capital requirements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of those known or unknown risk or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from those forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A. Risk Factors.

PART I

Item 1.                        Business

We provide document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management systems, document management systems, records management systems, e-mail systems and document-archiving systems, leveraging application interfaces with which users are already familiar. Our enterprise-class products are used by organizations that manage paper-based documents as part of their standard business processes and/or have stringent compliance requirements for secure document handling, storage, integration and tracking of a variety of documents to or from corporate information systems.

We help companies manage document routing by leveraging existing information technology (“IT”) infrastructures and integrating our products with industry-leading electronic information systems. We add secure document management and routing functions along with high-volume fax functionality to a company’s existing communication infrastructure. Since paper remains integral to many business processes, we also provide technology that incorporates electronic delivery, security and billing functionality into industry-leading multi-function and scanning devices.

AccuRoute®, our flagship product, is a software platform for simplified, simultaneous and secure document distribution. AccuRoute allows companies to control the integration and distribution of mixed-mode documents into ever-changing corporate information systems and processes. Similar in concept to a network router, our AccuRoute product is the document routing hub, transforming between both paper and electronic-based documents and routing the information within and outside an organization.

Working with virtually all multi-function devices and electronic information systems (whether enterprise content management systems, document management systems, records management systems and archival systems as well as fax and e-mail systems), our AccuRoute product provides a device-independent, personalized solution so users can distribute documents from a multi-function device (“MFD”) panel or right from their desktop computer using a familiar and comfortable interface. In addition, our AccuRoute product supports the movement of electronic documents and information, enabling companies to increase employee productivity by quickly capturing hardcopy documents, distributing them in electronic form and complying with privacy regulations related to health, financial or other confidential information.

Genidocs™, our secure document-delivery application product, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures. Genifax™, our enterprise fax product, offers a scalable, server-based feature set and shares a common Microsoft® Windows® server-based architecture with our Genidocs product line.

Our AccuRoute product further unifies the code bases and architecture of our Genidocs and Genifax products. With its routing capabilities, our AccuRoute product provides a customer-specific software that easily manages both paper and electronic documents with little or no user training required.

Companies can deploy our software products on heterogeneous, multi-platform networks and digital scanning and MFDs and can integrate them with both desktop and enterprise software applications such as content management systems, e-mail systems and groupware systems. To address our users’ needs, our products are modular and scaleable. Our customers can implement additional communication capacity through the addition of system components and connectors to keep pace with growing demand. Our customers can also add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation. We license our products on a combination server/seat basis and as external hardware devices become increasingly technologically advanced, we will extend a portion of our license fees to a device-based model.

We will continue to focus on those vertical markets where industry or governmental regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format. We also expect to maintain our established position in our traditional market – secure electronic document exchange (primarily fax-based business). In addition, we plan to continue the evolution of our AccuRoute product line; encapsulate the functionality of all our products into a single, configurable platform; expand our integration with complementary technologies (such as document and records management tools);and to extend our document capture capabilities to continue to include compatibility with virtually all MFDs and scanners. In this manner, we will pursue a leadership position in the broader document delivery, routing and management markets that we believe will grow in response to increasingly regulated communications and stringent privacy requirements.

We were incorporated in New Hampshire in March 1991 and we reincorporated in Delaware in January 1996. Our principal executive offices are located at 8A Industrial Way, Salem, New Hampshire 03079 and our telephone number is (603) 898-8900. Our Web site is at http://www.omtool.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission.

Industry Background

Industry leading companies today are striving to increase employee productivity so as to remain competitive while complying with emerging government mandates and regulatory frameworks. As a result, companies must focus on improving and streamlining the exchange and management of documents within the context of complete enterprise content management. While many enterprises have invested heavily in powerful and reliable IT infrastructures, these investments address only a portion of the problem. A significant percentage of a company’s critical business information remains locked in the company’s file drawers in the form of paper documents.

As a result, many companies are encountering content-management challenges. According to the Enterprise Strategy Group, unstructured content (including such things as audio, video and unstructured text such as the body of an e-mail or word processor document) is growing annually at a ninety-two percent compound rate. This growing amount of unstructured content has a direct impact on employee productivity as employees are forced to deal with the growing influx of documents. Studies show that a typical office worker spends forty percent of his or her time looking for information while professionals spend more than 500 hours annually reviewing and routing documents and another 150 hours annually looking for incorrectly filed documents.  The cost of this time is significant.  An industry study found that an average organization spends $20 in labor to file each document, while one out of every 20 documents is lost. We believe companies seeking to remain competitive must address this lost productivity and we believe that our products are well-suited to tackle this challenge.

In the wake of confidence-shattering corporate fraud and misrepresentations, new and revised compliance requirements are forcing companies to address the way in which they handle their documents (both paper and electronic) and manage their associated information management infrastructure. To ensure that they retain required documents for the prescribed periods of time and that retained documents are immediately accessible, enterprises are revisiting their document retention policies based on specific compliance requirements such as the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”); Section 17(a) of the Securities Exchange Act of 1934, as amended; anti-money laundering statutes; and other similar laws and regulations. At the same time, consumer privacy continues to be a growing concern. Compliance requirements in support of privacy – such as the Gramm-Leach Bliley Act and the Health Information Portability and Accountability Act (“HIPAA”) – dictate specific policies and procedures for capturing, distributing and storing consumer and patient records and securing their privacy and security.

To remain competitive and comply with these regulatory mandates, companies must improve and streamline the exchange and management of documents both within and beyond their organizations. Further, companies desire enterprise content management strategies that encompass the paper portion of their business processes and integrate mixed-mode documents. A comprehensive content management strategy dictates how the company will capture, process and route documents. Industry analysts at Gartner, Inc. such as Toby Bell indicate that the enterprise content management market is evolving toward distributed workgroup enablement and that the office document solutions provider that delivers a distributed document routing product and provides enterprise savings by supplementing or replacing centralized scanning solutions where appropriate will be positioned for long-term growth. Understanding this market potential and the suitability of our products to these challenges, we have targeted our technology and market focus on just this type of solution.

The paperless office is a myth – paper remains a primary medium for exchange, collaboration and final delivery of documents. Recognizing the continued prevalence of hardcopy documents and the need to store and distribute them electronically, we have – through direct sales, strategic partnerships and continued product development – delivered our AccuRoute product to the marketplace. Our AccuRoute product is a server-based software application that leverages existing electronic delivery and management tools embodied in our Genifax and Genidocs products to enable users to capture, process and deliver hardcopy documents electronically. These products collectively enable efficient, secure and controlled electronic delivery and archiving, making hardcopy content available across an enterprise for easy reuse and redistribution. We believe that opportunities exist for us to sell our products in the legal, financial services and health care vertical markets. We believe our solutions are well suited to markets that require document distribution and faxing from data-centric applications; paper integration in mission critical business processes; and fax as the standard for electronic document exchange.

Our products enable users to streamline the handling and management of their documents and assist businesses in complying with government regulations such as Sarbanes-Oxley and HIPAA. Our technology also helps businesses track and archive their documents and transactions, as well as secure and protect private information. Our products include a suite of utility and control functions that enable the conversion of paper documents to standard electronic formats and integrate with industry-standard document and records management systems. Our products integrate business processes that include the exchange of hard copy and electronic documents such as legal contracts, records of financial transactions, medical records and purchase orders. Further, our products minimize risks by preserving the security of high-value documents, increasing productivity through their user-friendly designs, reducing costs by saving lost productivity time and meeting emerging business requirements through the integration of paper into the corporate electronic information infrastructure.

The Omtool Solution

Facilitated by increasingly simple, portable and affordable technologies, document capture is increasingly moving from a centralized, back-office process into an everyday, network-enabled, front-office function. Simultaneously, the need for companies to integrate paper documents with their electronic counterparts and integrate them into business workflows is becoming commonplace. For many companies, as their document management, storing, routing and delivery needs grow and become more diverse, document-management challenges are rising to the top of the agenda. In identifying the features necessary to tackle these challenges, companies desire solutions that provide:

•       Continuous and spontaneous document integration;

•       MFD hardware independence that enables the capture of documents from different devices and platforms;

•       Simultaneous distribution of documents to multiple destinations such as fax, e-mail or document or records management systems;

•       Capture of paper, electronic and mixed-mode documents and integration of them into electronic file structures (including document management and storage systems);

•       Decentralized document integration and scanning; and

•       Creation of personal document-routing instructions for greater flexibility.

Our products address these needs and deliver simplified, distributed document handling for common and daily use by end users and workgroups. Working with virtually all MFDs and electronic information systems, our products are positioned as the document routing hub that provides all points of connectivity within an enterprise for mixed-mode documents.

To effectively provide our comprehensive document routing solution, we continue to invest in our AccuRoute product, which supports virtually all MFDs. We continue to advance AccuRoute’s document processing functionality while incrementally adding support for electronic information systems such as e-mail systems, enterprise content management systems, records management systems, archival systems and more.

Our products add the functionality and security that are missing from existing messaging, enterprise resource planning and document management systems and MFDs. Along with our hardcopy and fax archive features, the document routing and delivery security that our products provide helps companies meet government mandates and best-practice policies regarding the protection and preservation of confidential business and personal information that is transmitted electronically. Our enterprise software cost-effectively adds accountability, improved security, archiving and easy access to popular document management systems.

Our products provide users with an extensive and flexible feature set that captures, processes, distributes, archives and integrates documents in electronic formats, regardless of their original format. As a result, users of our products can streamline the handling and management of business documents and comply more easily with government regulations regarding document storage and personal privacy. Corporate customers deploy our products as a key component of business process systems. Our customers deploy our products to facilitate the storage, routing, capture, sharing and archiving of documents crucial to financial and legal transactions, insurance claims, purchase order processing and sales quoting. Our customers also use our products to process – easily and securely – medical records and legal documents.

AccuRoute

Our AccuRoute product captures, processes and distributes paper and electronic documents. AccuRoute 2.1 – the current version of our product – lets business users administer their documents from either their desktop computer or from a MFD panel, all while seamlessly integrating with their business workflow.

With our AccuRoute product, users capture and convert hardcopy documents to either un-editable image-based format, such as a tagged image file format (“TIFF”) or Adobe’s Portable Document Format (“PDF”), or an editable and searchable text-based format such as PDF text, Microsoft Word document, or Rich Text Format. The users of our AccuRoute product can then route and archive documents to various document delivery and document storage systems. Our AccuRoute product works with nearly all brands of scan-enabled MFDs by allowing the definition of document capture and delivery options at the end user’s desktop computer. During 2005, we extended this technology to include AccuRoute capabilities not only at the desktop, but also at MFD panels or cost recovery systems to conform to varying business practices and varying end user needs.

Our AccuRoute product is particularly flexible and functional because a user can, at his or her desktop, pre-define the document routing workflow, taking full advantage of systems that are present on his or her desktop, including access to the corporate global address list and personal contacts. In addition, our AccuRoute product takes advantage of the document import/indexing functionality of a company’s enterprise content management systems and document/records management systems. Once defined, this routing information is stored on the AccuRoute server and assigned a unique code, known as an “embedded directive.” That embedded directive is then inserted into an intelligent routing sheet and a scanned document is then automatically delivered back to the end user on his or her desktop. Alternatively, workers who prefer to use the front panel of a MFD or other scanning device may access the same routing list from the device itself. Stored as a PDF, the intelligent routing sheet can be archived for re-use, distributed to team members or posted on a corporate Web site for general use routing documents to a predefined set of destinations.

The modular design of the Omtool message server underlying AccuRoute systems allows an organization to deploy a basic AccuRoute scan-to-route system for document capture, delivery and archive, while also allowing the addition of full enterprise fax functionality, including desktop and scan-to-fax, as needed simply by purchasing the appropriate components and fax modem hardware from our Genifax product line.

The document routing instructions in an embedded directive that our AccuRoute product creates can be combined with server routing rule automatically to archive inbound faxes or route them to multiple recipients and locations. This type of automated document routing streamlines paper-intensive processes by eliminating in-house scanning (as a document is essentially scanned when it is faxed) and efficiently routes electronic documents. Our fax-based client/server software platform – deployed as part of a full AccuRoute system or solely as part of our Genifax product – can be configured to automatically process data streams from back-office manufacturing and other applications for automatic electronic exchange, reducing material and manpower costs.

Strategy

We aim to maintain our position as a leading provider of enterprise-class document-routing software solutions and strive to become a leading provider of electronic document exchange solutions that include capture, processing and distribution of paper or electronically formatted documents. We intend to take advantage of our penetration of the legal vertical market, our existing customer base, our partnerships and our extensive knowledge of enterprise content management and document routing to implement the following business strategy:

Establish Omtool as the Preeminent Enterprise-Class Software Provider.   Through our increased investment in sales and marketing, we plan to establish the Omtool brand in enterprise-class document routing solutions while maintaining our strong position as an enterprise-level fax software provider.

Maintain Technology Leadership Position in the Enterprise Market and Continue to Enhance Products.   We intend to continue to extend our existing product offerings and form strategic technology and distribution partnerships to further penetrate our target markets. We intend to continue investments in our electronic document delivery strategy by integrating with other document and records management systems, by continuing to refine our message server based platform with additional features and by integrating with other third-party systems. In addition, where appropriate, we will continue to invest in and refine our fax and secure-messaging technologies as part of the evolution of our AccuRoute platform in order to keep pace with customer requirements. Where opportunities exist, we will investigate repackaging portions of our existing technology to address opportunities that we believe exist for low-cost, distributed products that provide limited document exchange capabilities.

Establish AccuRoute as the Universal Document Routing Hub.   Through product development and targeted marketing efforts, we plan to establish AccuRoute as a universal document routing hub supporting virtually all devices related to document capture, document management and electronic information systems. We plan to support these efforts through general and vertical-market-specific marketing.

Leverage Installed Base of Customers.   We believe that with our AccuRoute product, opportunities exist to expand our user base and expand the use of our software applications at our existing customer installations. We intend to pursue these opportunities by leveraging both our solution/reseller channels and increasing our direct sales force. In addition, we believe that our ability to maintain a high level of customer satisfaction among our customer base is critically important in marketing our products. We will actively seek opportunities to license our AccuRoute product to existing customers who are currently using our Genifax or FaxSr. software, specifically highlighting how our AccuRoute product improves processes, reduces costs and addresses regulatory issues relating to information archiving, access and privacy.

Focus on Vertical-Market Opportunities.   We believe that opportunity exists for our electronic document delivery solutions in specific vertical markets. We have achieved market penetrations in the legal, health care, financial services and Fortune 1000 markets and we intend to continue focusing on those markets.

We plan to continue to broaden our position in the legal vertical market. Our products are particularly well-suited to the document-centric environment of law firms that need to convert current as well as legacy paper-based documents into electronic files for archiving in document or records management systems. Ideally, these electronic documents should be in a searchable format and properly profiled for easy and fast retrieval.

Our AccuRoute product enables law firms quickly, easily and conveniently to convert paper documents using a one-scan process on virtually all leading networked, scan-enabled office devices. These scan files are converted (through our AccuRoute application) to selected formats including searchable PDF—a format required by many law firms. Our AccuRoute product can deliver these files to multiple recipients via fax and e-mail and store them in a document repository. Our AccuRoute product is tightly integrated with popular document management systems offered by EMC Corporation (with its Documentum® product), Interwoven, Inc. (with its  iManage® product), Hummingbird, Ltd. (with its Hummingbird Enterprise DM™ product) and World Software Corporation (with its WORLDOX® product) to name a few. Further, through AccuRoute, users have access to the native profiling screens of their document management systems so as to be able to capture document information prior to scanning, allowing law firms to take full advantage of their document management and archiving systems.

In addition to the need for increased productivity, we have identified compliance initiatives and government mandates such as Sarbanes-Oxley that prescribe corporate policies for tracking, securing and archiving any and all communications and documents relating to financial reporting. These compliance requirements are driving enterprises to pay close attention to their document management strategies. We believe these initiatives will create the need for AccuRoute not just in the financial services markets, but in the broader enterprise marketplace where compliance and related document management requirements are a horizontal problem, spanning more than one vertical market.

We believe that government regulations regarding privacy and the need to better manage paper documents will drive many health care organizations to re-examine their methods for managing patient-related information and investigate ways to streamline paper-based processes to improve efficiency and eliminate redundancy while improving security. Today, health care organizations use e-mail and fax to communicate patient information among health care providers, payors and private corporations. Under HIPAA regulations for document portability and privacy, both e-mail and fax communications must undergo significant changes to ensure the confidentiality of patient information. Our products provide a fully capable fax and e-mail solution that supports HIPAA-compliant processes. Our solutions combine both procedural changes to physical workflows and technological changes. The health care market represents a major opportunity for our products and, although we have achieved some penetration into the health care market already, we will make it a vertical market focus this year and in the future so that we can increase our penetration into this market.

Expand and Build Distribution Channels while Maintaining Our Direct Sales Organization.   We believe our success requires an expanded distribution base to broaden both our reach into targeted vertical markets and to penetrate further our installed base. We will continue to use direct sales efforts where appropriate to focus on account management. We continue to refine our domestic and international distribution network with the goal of developing close partner relationships that will augment our distribution channels, complement our direct sales efforts and provide market strength in various geographic regions.

Increase International Sales Presence.   We intend to increase our international presence (primarily in Europe) to address target markets outside of the United States and serve customers that operate on a multinational basis. In 2003, 2004 and 2005, we derived approximately 23 percent, 22 percent and 19 percent of our total revenue from sales outside of United States (primarily in Europe, Canada and South Africa).

Promote Leadership in the Enterprise Content Management and Document Routing Software Environment.   Our AccuRoute product provides a common set of document capture, processing and distribution tools that operate on a broad set of MFDs from virtually all leading manufacturers, while providing integration with installed enterprise content management and document management systems. We believe that organizations will adopt policies to control more effectively information exchange and archiving as reliance on paper documents increasingly becomes an obstacle. In today’s business environment—which is an e-mail centric culture—managing paper documents is both inefficient and ineffective given present day corporate document management strategies and infrastructures. Our AccuRoute product provides a clear solution to bridge seamlessly the paper/electronic gap and is becoming necessary infrastructure for efficient and effective enterprise content management.

Continue to Pursue Strategic Relationships.   We have and will continue to form strategic relationships with leading providers of products and services that complement our product offerings. We believe that these relationships will provide a valuable means of market expansion, a solid source of sales leads and exposure of our products to new markets and prospective customers.  We have strategic alliances with Xerox Corporation, Ricoh Co., Ltd.; Hewlett-Packard Company and Lexmark International, Inc. — providers of digital scanning MFDs that, when combined with our software products, enable users easily to integrate hardcopy documents into their electronic workflow. We believe these strategic alliances will expose us to additional opportunities in the corporate, legal and health care markets.

Current Products and Services

Contrary to industry predictions, the “paperless office” remains a goal for the distant future. For the foreseeable future, companies will continue to rely on paper documents to support virtually every significant business process. Our products help enterprises manage critical aspects of the flow of paper documents throughout their organizations.

AccuRoute®

AccuRoute is the product for enterprise document capture, processing and distribution that enables businesses to handle complex document-routing requirements efficiently and cost-effectively. By integrating paper and electronic documents into a single, efficient and managed system, our AccuRoute product allows users to define document distribution rules and integrate those documents into their electronic workflows. As a result, end users can accomplish multiple, complex document routing tasks easily – right from their desktop computers or front panels of MFDs – while providing their enterprises with increased control over security and compliance-related issues.

Our AccuRoute product is a sophisticated document routing hub that provides all points of connectivity within an enterprise for both paper and electronic documents. Users can quickly and easily use virtually any MFD (such as a digital copier or printer) to scan, fax, store, send, receive, archive and more easily share documents with others.

Our unique use of “embedded directives” enables users to define their own process and distribution rules at their desktop computers, leveraging familiar user interfaces and saving valuable employee time previously wasted performing manual entry at the physical device. Further, our AccuRoute product allows users to store embedded directives for future use or modification, saving valuable employee time on repetitive document distribution tasks.

The key features of our AccuRoute product include:

•       Document capture and conversion into a variety of formats;

•       Creation of  text-searchable documents;

•       User-friendly desktop interface leveraging native and familiar user interfaces;

•       “Embedded directives” for automated, user-defined distribution;

•        Empower end users to define their document distribution from their desktop;

•        Can be re-used and shared, increasing productivity;

•       Simultaneous distribution of mixed-mode documents to multiple recipients and multiple electronic information systems;

•       Device-independence to support any networked scanner, scan-enabled digital printer, copier, fax or MFD; and

•       Comprehensive security and tracking.

Designed to enable “in-process” document capture and processing, our AccuRoute product provides a personalized solution that automatically distributes content in multiple formats to multiple destinations from a single action, making documents immediately accessible. The result: faster processes, increased productivity and lower costs.

Genifax™

Our Genifax product is a multi-tiered client/server solution for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, our Genifax product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications. Our Genifax product provides high availability and high volume enterprise fax capabilities, incorporating features and functions that include:

•       Redundancy and failover that ensure availability where fax-based messaging is mission critical;

•       Approval workflow that allows administrative review and approval for both inbound and outbound activity;

•       The ability to receive fax messages as image-based (non-editable) or text based (editable) PDF files;

•       An enhanced web client that enables users to send, receive, manage and view the status of their fax inboxes; providing an alternative to e-mail based forms for organizations wishing to separate e-mail and fax traffic; and

•       A private fax feature that ensures senders that the receiving fax machine is identified prior to actual fax delivery.

Genifax’s private fax feature makes this product ideal for the legal, healthcare and financial services markets as well as other markets where confidentiality of faxed documents is either a regulatory requirement or a best practice. Further, our Genifax product is designed to allow an administrator also to take advantage of password/security features native to the Windows server operating system to provide needed protections.

Genidocs™

Our Genidocs product is a client/server messaging application that enables users to deliver documents – with comprehensive security and tracking – through the Internet to external parties. Genidocs offers the security features and functionality of traditional, paper-based communications with the speed, efficiency and cost advantages of electronic communications. Our Genidocs product also integrates with popular e-mail applications and digital paper-scanning devices.

Our Genidocs product implements a modular, component-based architecture that works within an enterprise’s existing security infrastructure. Genidocs provides multifaceted security that combines encryption with authentication, a time-stamped audit trail and digital signatures. A Genidocs system can be configured for ad hoc communications in which each transmission is encrypted, delivered and processed individually. Our Genidocs product also provides an enterprise solution for creating and distributing documents in PDF format.

Our Genidocs product’s confirmed and secure electronic document delivery capabilities integrate readily with existing e-mail, document management and time and billing systems to provide:

•       Automated PDF conversion and delivery;

•       Cost-recovery tracking and client bill-back reporting;

•       Document management archiving;

•       Encryption (including public-key infrastructure);

•       Digital signatures;

•       Sender/recipient authentication;

•       Certified delivery notification, audit trails, third-party time stamps; and

•       Secure reply.

Fax Sr.

Fax Sr., our legacy network fax product, is a client/server software solution for automating and integrating fax communication throughout an enterprise. As an integrated component of an enterprise software system, our Fax Sr. product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications. Our Fax Sr. product is licensed typically on a shrink-wrap basis, primarily for Microsoft Windows NT® and Microsoft Windows 2000™ server operating systems.

Hardware

We resell certain hardware products (such as intelligent fax boards) from third-party vendors. Typically, we make hardware sales as a result of either new sales or sales to existing customers upgrading their information technology infrastructure. Occasionally, where our customers also want fax capabilities, we sell hardware products with our AccuRoute product. We undertake these hardware sales as a convenience to customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that we resell are not functional without our product software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we only maintain a minimal inventory of these hardware products.

Customer Service

To aid in successful customer deployments, our customer service organization provides technical support for all of our products. For an additional fee at the time of the initial licensing of our products, we provide support services to our customers for a typical period of twelve months. Support services typically include telephone support and software support (such as maintenance releases, minor feature enhancement releases, technical bulletins and replacement of damaged media). Customers may renew their support services at their discretion on an annual basis. We currently price our annual support services based on a percentage of our product license fee. We provide additional services on an as-needed basis including installation, training and consulting. Our professional services include:

•       Site survey, assessment and recommendations;

•       Training, installation and integration;

•       Advantage support for maintenance, upgrades and support; and

•       Full range of professional services, including software customization and consulting.

Sales and Marketing

While our products have broad horizontal applicability through compliance and business continuity initiatives, our direct sales efforts will remain focused on vertical-specific solutions, primarily in the areas of legal, financial services and health care. We will build upon our success in the legal vertical market while continuing to expand into the financial services and health care vertical markets. When we introduced our AccuRoute product to the legal vertical market, we enhanced our core products with features that address workflow needs and integrate with products that are specific to the legal market. In addition, we invested in marketing programs and branding initiatives targeted to the legal vertical market. Through these effort and based on the capabilities of our AccuRoute product, today we have more than 110 legal vertical market customers, including nearly thirty percent of the top one hundred US-based law firms.

Fueled by compliance and privacy regulatory issues and the early selection of AccuRoute by customers within the financial services and health care vertical markets, we believe that opportunity exists in these vertical markets. We also believe that government regulations regarding confidentiality, portability and security of patient records may indicate a shift toward electronic delivery methods that are consistent with the capabilities of our products.

To address the broad range of sales opportunities for our products, we have relied on the coordinated efforts of our sales organization, key executives and our marketing department. We also offer our product lines through indirect sales channels such as resellers, systems integrators, value added distributors and strategic partners — channels that we plan to expand in 2006. In order to establish a strong reseller channel, we have dedicated sales resources specifically to finding, qualifying and managing our channel partners. We will increase our efforts to expand and strengthen our partner relations in 2006 and the coming years. In addition to support of our direct vertical sales and marketing initiatives, we will align with strategic partners that can provide access to a broad and horizontal base of potential customers to complement our existing vertical market focus.

Outside of the United States, we have a renewed presence and will continue to use independent distributors to promote, license and support our products. In addition to our direct sales efforts, we expect to continue to market our products through independent distributors in strategic international markets. In 2003, 2004 and 2005, sales outside of the United States (primarily Europe) represented approximately 23 percent, 22 percent and 19 percent, respectively, of total revenue. In 2003, 2004 and 2005, total revenue within the United States accounted for 77 percent, 78 percent and 81 percent, respectively, of total revenue.

To support our sales organization, we will continue to implement comprehensive marketing programs that promote our products and position us in the enterprise-class document delivery and management software and client/server fax markets. These efforts may include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns (both online and offline), as well as participation in industry programs and forums.

Customers

As of December 31, 2005, we had more than 8,400 customers worldwide across  many industries illustrating the cross-industry applicability of our products and services. No single customer accounted for 10 percent or more of our total revenue in 2003, 2004 or 2005.

Research and Development

We continue to invest in research and development, believing our future success depends largely on our ability to continue to consolidate and enhance our Genifax, Genidocs and AccuRoute products into a single comprehensive, feature-rich extendable platform. Our engineering teams focus on the concurrent development of a range of product enhancements that leverage modular product architectures. Our product development efforts focus on new products, the exploration of emerging technologies and the continued enhancement of existing products. We also continually review opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of our product families. We may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

We expect to retain skilled development engineers whose services are in short supply. Should we need to replace these skilled engineers and should we face any delays or difficulties in doing so, our business, financial condition and results of operations could be adversely affected. Our research and development expense for fiscal years 2003, 2004 and 2005 was approximately $2.2 million, $1.9 million and $2.2 million, respectively. Since our inception, we have not capitalized any software development costs. We plan to continue to make significant investments in research and development, expenses comprised primarily of the compensation of skilled engineers, independent contractors and outside vendors.

Competition

In the market for distributed document processing, capture and distribution where our AccuRoute product competes, the perceived competition is derived from four different categories. Other technology providers vie for the same technology budgetary dollars as we do by offering competitive products, including MFDs with embedded scan capabilities, OEM-enhanced scanning solutions, production scanning devices and document imaging and routing technology from independent software providers.

The functionality and focus of the providers of each of these types of products is significantly different, ranging from highly centralized production scanning solutions to distributed and decentralized enterprise platforms for handling both paper and electronic documents, each suitable for differing business needs. Most major MFD vendors provide basic scanning capability with each digital device at little or no cost.

OEM-enhanced solutions extend the baseline embedded scanning functionality device and address a portion of the scanning needs of an enterprise. This solution is very specific to a particular MFD hardware and is typically displaced as the hardware is refreshed. In a heterogeneous environment, users will employ differing scanning functionality at each device, something that can be inefficient and confusing. In this area, we are likely to see competitive products from hardware vendors such as Xerox Corporation, Canon Inc., Hewlett-Packard Company and Ricoh Co., Ltd. In some cases, these products are the result of partnerships with United States-based software companies.

Prior to the availability of MFDs with enterprise-level scanning support, many organizations created centralized scanning departments equipped with specialized (and expensive) high-speed scanners. These departments continue to handle large-volume forms-based scanning requirements. While these scanning departments functioned well, especially with batch scanning tasks, they solve a completely different problem than that addressed by our AccuRoute product and do not address distributed workgroup scanning requirements. Production scanning requirements exist in parallel to the daily business and ad hoc (or asynchronously processed) scanning requirements that our AccuRoute product addresses. We face competition in this market from a few independent software vendors, for example Kofax (a Dicom Group, plc company) and EMC Corporation (formerly Captiva Software), whose business focus was initially the high-volume production scanning segment.

Given our transition from a fax software company to an enterprise application provider for document capture and distribution, there may continue to be a perception that our previous competitors are current competitors. While the marketing messages of these companies may in some instances create confusion, there are significant differences between our products and those of these competitors. In addition, there are vast differences between the approach that these other companies take to solving the problems of paper handling in business enterprises.

We believe our ability to compete successfully in the distributed document capture and delivery market depends on a number of factors both within and beyond our control, including product performance, reliability, features, ease of use, product scalability, quality of support services, price as compared to performance, timeliness of enhancements and new product releases by us and our competitors. We expect the document capture, routing, storage and delivery market to mature and become increasingly competitive with success resulting from critical partnerships and alliances with select hardware and software partners.

The market for enterprise-class computer-based facsimile solutions is intensely competitive and is more established and mature than the markets in which our AccuRoute product competes. We believe our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control, including product performance, reliability, features, ease of use, product scalability, quality of support services, price as compared to performance and, most importantly, market dynamics and maturity of the fax-based business. Given these factors, we anticipate a natural, continued steady decrease in sales of our fax products.

We compete directly with several vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris, Inc. (with its RightFax® product), Dicom Group, plc (with its TopCall™ product) and Biscom, Inc. (with its suite of fax products). We also compete with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as eFax® (a j2 Global Communications, Inc. product), Easylink Document Capture and Management Service™ (an Easylink Services Corporation product), and DocuManager™ (a Premiere Global Services, Inc./Xpedite product); operating systems containing facsimile and document e-mail features; low-end fax modems; desktop fax software; single-platform facsimile software; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

Many of our actual and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate. New competition may arise either from expansion by established companies, from new companies or from resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior in price and performance features to those that we develop, adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders or take advantage of acquisition opportunities more readily than we do. In addition, we cannot assure you that we will not be required to make substantial additional investments in research, development, engineering, marketing, sales and customer service efforts to meet competitive threats or that we will be able to compete successfully in the future. Increased competition could reduce market share or create downward pressure on our stock and related reductions in our gross margins—any of which could materially and adversely affect our ability to achieve our financial and business goals. We cannot assure you that in the future we will be able to successfully compete against current and future competitors.

Proprietary Rights

We regard our software as a trade secret and attempt to protect it under a combination of copyright and trade secret laws, employee nondisclosure and assignment of invention agreements and nondisclosure agreements with other businesses, including current and prospective business partners. We have one United States patent, three pending United States patent applications, one United States trademark and six foreign trademarks. We currently intend to pursue one pending United States trademark application and one pending foreign trademark application. To date, we have not registered any copyrights. We generally license our products to our customers under “shrink-wrap” or “click-wrap” licenses (i.e., licenses included as part of the product packaging or as part of the installation process). We do not negotiate these shrink-wrap and click-wrap licenses with individual licensees and these licensees do not affirmatively sign a license agreement with us. Instead, these licenses purport to take effect upon the opening by a customer of the product package. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our products exists, we expect this kind of piracy to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We cannot assure you that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

The software industry has seen substantial litigation involving intellectual property rights. We cannot assure you that we will not be the target of claims of infringement of intellectual property rights. Further, if asserted, a claim of intellectual property infringement might have a material adverse effect on our business, financial condition and results of operations. In addition, as we license certain components of our products from third-parties, our exposure to copyright and other infringement actions may increase because we must rely on those third-parties for information as to the origin and ownership of the licensed components. In the future, we may be required to initiate litigation to enforce and protect our trade secrets, copyrights and other intellectual property rights.

We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any litigation of this nature could be costly and require the diversion of management’s attention from other matters, either of which could have a material adverse effect on our business, financial condition and results of operations. Were any litigation of this kind to be adversely determined, we might lose our proprietary rights, become subject to significant liabilities or be forced to seek licenses from third-parties or prevented from selling our products, any one of which would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2005, we employed 87 people worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

Item 1A.                Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The discussion below highlights some of the risks that may affect future operating results.

Information provided by us from time to time, including statements in this Form 10-K that are not historical facts, consists of so-called “forward-looking statements” that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts (including, but not limited to, statements concerning: our plans and objectives; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to our product and service offerings, markets and acquisitions; anticipated trends in our business; our strategic alliances; changes in the regulatory environment; our expected liquidity and capital resources and our critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause these kinds of differences include, but are not limited to, the factors discussed below and the other risks discussed from time to time in our other filings with the Securities and Exchange Commission.

Our future operating results are uncertain and difficult to predict.   We incorporated and shipped our initial facsimile software products in 1991. We had an operating loss in the year ended December 31, 2005 and, although we recorded an operating profit in the year ended December 31, 2004, we had an operating loss and a decline in revenue for the year ending December 31, 2003. We introduced the initial version of our AccuRoute product in the second quarter of 2002 and the current version in the first quarter of 2004. Ultimately, our AccuRoute product represented 50% and 38% of software revenue for the years ended December 31, 2005 and 2004. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. We do, however, anticipate increases in operating expenses and, together with pricing pressures and any decline in the growth rate of the overall United States economy or our industry in particular, we may experience a decrease in our operating income and operating margin percentage.

Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and Genidocs products to new customers, as well as our ability to increase product penetration into existing customers. We recently expanded our strategic focus to include document routing and distribution software. To date, we have limited financial and operating data and a limited operating history relevant to this strategy. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this strategy. In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, specifically first the financial services vertical market and then the healthcare vertical market, in advance of significant related revenue from those markets. We cannot predict the timing or level of revenue resulting from these investments. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of acceptance of the Microsoft Windows NT, Windows 2000™, Windows 2003™ and Windows XP® operating systems; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct sales force and indirect distribution channels both domestically and internationally; and our ability to attract and retain key personnel. As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

All of our products are concentrated in the electronic document exchange market.   To date, much of our revenue has been attributable to licenses of our facsimile-based enterprise solutions and related products and services. We expect these products and related services to continue to account for significant amounts of our future revenue. However, recently the amount of revenue attributable to licenses of these products has declined and there can be no assurances that this decline will not continue. Furthermore, we introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. Further, we introduced the initial version of our proprietary document and routing software, AccuRoute, in the second quarter of 2002 and the current version of that product in the first quarter of 2004. We have only recently begun to recognize a significant amount of revenue from our AccuRoute product. We expect this product to account for an increasing portion of future revenue. However, there can be no assurances that our AccuRoute product will be financially successful or result in any significant revenue in the future. Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause our operating results to decline. Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenue from a new product line in an emerging and rapidly evolving market.

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

The market for secure business-to-business document exchange solutions is new and evolving rapidly and there can be no assurance that our products will be successful in this market.   The market for Genidocs, our secure business-to-business electronic document exchange solution is relatively new and evolving rapidly. Our success will depend upon the extent and timing of adoption and use by current and potential customers of secure business-to-business electronic document exchange solutions. Our success will also depend upon acceptance of our technology as the standard for providing these solutions. The adoption and use of our secure business-to-business electronic document exchange solution will involve changes in the manner in which businesses have traditionally exchanged information. Our ability to influence usage of our secure business-to-business electronic document exchange solution by customers is limited. We intend to spend resources educating potential customers about the value of secure business-to-business electronic document exchange solutions. It is difficult to assess or to predict with any assurance the present and future size of the potential market for our secure business-to-business electronic document exchange solution, or the growth rate, if any, for this market. Moreover, we cannot predict whether our secure business-to-business electronic document exchange solution will achieve any market acceptance. We note that we did not make any sales of our Genidocs product in the fiscal year 2005. If any of our future products or future product enhancements are not favorably received by our customers, we may be less or not profitable and we may therefore suffer damage to our reputation or brand name.

Were we to suffer an unexpectedly large decline in our legacy fax business, our financial condition and results of operations would be significantly impaired.   We currently derive a significant though declining portion of our revenue from licenses of our Genifax product, related services and resale of related hardware. However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2005 than they were in 2004 or 2003. Though we expect our sales of our legacy fax products to continue to decline in 2006, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success. As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of our Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in part on new and enhanced versions of our Genifax product. There can be no assurance that we will continue to be successful in marketing our Genifax product or any new or enhanced versions of the Genifax product at expected levels. There can be no assurance that we will be successful in developing products for new or enhanced operating systems such as Microsoft’s Windows 2000 or Windows XP system, or that these systems will not obviate the need for our products. If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We depend on the revenue generated by sales of our AccuRoute product and would be negatively impacted if market interest – whether in the legal vertical market that we have already targeted or the financial services and healthcare vertical markets that we are currently targeting – were to decline or fail to grow as expected.   We currently derive a significant portion of our revenue from licenses of our AccuRoute product and related services. Sales of AccuRoute were higher in 2005 than they were in 2004. Continued market acceptance of our AccuRoute product is critical to our future success. As a result, any decline in demand for or failure to maintain broad market acceptance of our AccuRoute product line as a result of competition, technological change or otherwise would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in large part on new and enhanced versions of our AccuRoute product. There can be no assurance that we will continue to be successful in marketing our AccuRoute product in the legal vertical market or that our marketing efforts in the financial services and healthcare vertical markets will be successful. Further, there can be no assurance that any new or enhanced versions of our AccuRoute product will be successful.

We have historically depended on our sales of fax products to generate revenue and could face a decline in overall revenue if the declines we face in this market are larger than expected.   Our enterprise client/server facsimile software products are intended to help organizations efficiently manage their facsimile communications, utilizing a client/server computing environment. There can be no assurance that organizations will move away from the use of stand-alone fax machines or continue to adopt client/server environments, or that those of our customers who have begun the migration to a client/server environment will broadly implement this model of computing. Our future financial performance will depend in large part on our ability to capture an expected portion of the market for client/server applications. The size of this market will depend in part on the growth in the number of organizations implementing client/server computing environments. There can be no assurance that these markets will continue to grow or that we will be able to capture sales to or respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, grows more slowly than we anticipate or if we fail to respond effectively to evolving requirements of this market, our business, financial condition and results of operations could be materially adversely affected.

Our common stock is listed on the Nasdaq Capital Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital.   We cannot predict our ability to maintain our listing in the future on the Nasdaq Capital Market. The delisting of our common stock from the Nasdaq Capital Market, if that were to occur, could materially impair stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Furthermore, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

The markets in which we sell our products are characterized by intense and growing competition and our future success is dependent on our ability to distinguish our products from those of our competitors and reach our target customers.   In the distributed document capture and delivery market in which our AccuRoute software competes, we are likely to see competitive products being offered by hardware vendors such as Xerox Corporation, Canon, Inc., Ricoh Co., Ltd., Lexmark, Inc. and others . In some cases these products are the result of partnerships with U.S.-based software companies. We also expect competition in this market from a number of independent software vendors whose business focus was initially the high volume production scanning segment such as Kofax (a Dicom Group, plc company) and EMC Corporation (formerly Captiva Software), or forms management and process routing companies such as Cardiff Software (an Autonomy Group company). e-Copy, Inc., a former Omtool business partner, has formed a relationship with Canon and has embedded their document capture and routing capabilities into the front panel of the Canon ImageRunner® Multifunction Printer (“MFP”) device. Other potential software competitors include ScanSoft, as well as document management vendors like Hummingbird Ltd. and Interwoven, Inc. who are seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities using standard e-mail as the transport and a generic document profile as a means of entering the content into their repository. We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price as compared to performance; timeliness of enhancements and new product releases by us and our competitors. We expect this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

The market for client/server computer-based facsimile solutions is also competitive and is more established and mature than the markets in which the AccuRoute and Genidocs products compete. We believe that our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by us and our competitors. Given these factors, we believe that in order to be successful, we must continue our focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Microsoft Windows 2000 and Windows 2003, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that we offer.

We compete directly with a number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris (with its RightFax product), Dicom (with its TopCall product) and Biscom (with its suite of fax products). We also compete with providers offering a range of alternative facsimile solutions including outsourcing network facsimile solutions, such as Easylink Services Corporation (with its Document Capture and Management Sonic product) and Premiere Global Services/Xpedite (with its DocuManager product); operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

In the intensely competitive and rapidly changing business-to-business secure document exchange market, we compete directly with Authentica, Inc.; Secure Data in Motion, Inc. (d/b/a Sigaba); Tumbleweed Communications Corp.; and Fix Corporation and a number of other providers. There are also other categories of technology solutions that overlap and compete in certain ways with aspects of our products. These include:

•       Document management solutions from vendors such as EMC Corporation (following its acquisitions of Documentum, Inc. and Captiva Software), Hummingbird Ltd. and Interwoven, Inc. (following its merger with iManage) whose electronic collaboration solutions compete with certain aspects of our solutions;

•       Electronic forms and electronic signature solutions from vendors such as Adobe Systems Incorporated, IBM Corporation (following its acquisition of PureEdge Solutions, Inc.) Silanis Technology, Inc. that offer the creation of electronic documents with electronic signatures; and

•       Security infrastructure solutions from vendors such as Verisign, Inc. and Entrust, Inc. whose solutions can be used to build applications that enable secure document communications.

We expect the level of competition in the business-to-business secure document exchange market to increase over time.

Many of our competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior – in terms of price and performance features – to those are developed. Further, our competitors may adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders or take advantage of acquisition opportunities more readily than we can or do. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on our operating margins. Changes in governing laws and regulations may also affect our ability to remain competitive. Increased competition may result in reduction in our market share, pressure for price reductions and related reductions in our gross margins, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance that, in the future, we will be able to successfully compete against current and future competitors.

Our business is subject to seasonality and fluctuations on a quarterly and annual basis due to the long sales cycle for our products and numerous other factors and, therefore, our results may vary from quarter-to-quarter and year-to-year.   Our quarterly revenue and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among others: the demand for our products and services; the size and timing of orders; the number, timing and significance of new product announcements by us and our competitors; our ability to develop, introduce, market and ship new and enhanced versions of our current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of our products; changes in our sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions. In addition, the sale of our products often involves delays because customers tend to implement the products they purchase from us on a large scale, requiring them first to establish certain minimum hardware capabilities. Moreover, we have historically experienced some seasonal fluctuations in the sales of our products, due to the fact that many companies make information technology purchases either early or late in their fiscal years (when they either have a replenished annual budget or leftover money in the budget) and more frequently scheduled vacations of key personnel at customers during the summer months (particularly in Europe). Our products therefore often have a lengthy sales cycle while potential customers evaluate and receive approvals for the purchase of our products. During these sales cycles, we may expend substantial funds and management efforts, yet receive no revenue. It is difficult to predict accurately the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, our revenue and operating results for that quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on our business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

In addition, we may invest in research and development and marketing expenses in order to promote further our products within current or new vertical markets, including our current plan to incur additional sales and marketing expenses as we first target the financial services vertical market and then, shortly thereafter, the healthcare market with our AccuRoute software product. Because we must make these investments in advance of related market acceptance of and revenue from our AccuRoute product in those vertical markets, any failure of our products to achieve planned levels of acceptance would have a material adverse effect on our business, financial condition and results of operations on a quarter-to-quarter basis and overall.

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

Due to all of the foregoing factors, it is likely that in some future periods our results of operations will be below the expectations of securities analysts and investors. In such event, the price of our common stock could be materially adversely affected.

In addition to direct sales, we utilize indirect sales and distribution channels and strategic alliances with compatible partners in order to broaden sales of our products. Any failure on our part to form and leverage relationships with these indirect sales and distribution channel partners could have a material adverse affect on our business and results of operations.   We market our products and services directly through telesales and indirectly through marketing channels such as value added resellers (“VARs”), systems integrators, distributors and strategic business partners. Although we have historically focused our efforts on marketing through our direct sales force, we continue to utilize resources to develop and expand our indirect marketing channels. There can be no assurance that we will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners, or that those third parties will successfully market our products. In addition, there can be no assurance that our resellers and strategic business partners will not develop, acquire or market computer-based electronic document exchange, document routing and distribution and facsimile products that are competitive with our products. The failure to retain our VARs, systems integrators, distributors and strategic partners could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business is dependent on our ability to expand our sales internationally, which will subject us to regulatory, exchange rate and other risks that might hinder our ability to meet our targets for international sales and might impair our results of operation.   An element of our strategy is to increase our international sales. We expect to face competition from secure business-to-business electronic document exchange solutions and local facsimile product providers in the foreign countries in which we attempt to sell our products. To maintain and grow our international sales, we need to recruit and retain additional international resellers and distributors. There can be no assurance that we will be able to maintain international sales of our products or that our international distribution channels will be able to adequately market, service and support our products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.

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

The effectiveness of our disclosure controls and procedures and internal control over financial reporting may be limited.   Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we must maintain and enhance our internal control over financial reporting. Presently, we are not an “accelerated filer” or a “large accelerated filer” as those terms are defined in the Securities Act of 1933, as amended. As a result, we are not required to deliver a report regarding our determination of the effectiveness of our internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ending December 31, 2007. Further, under Section 404 of Sarbanes-Oxley, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2007, our independent registered public accounting firm will be required to deliver an attestation report regarding management’s assessment of the effectiveness of our internal control over financial reporting. As a result, during the fiscal year ended December 31, 2005, we expended considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements. In fiscal years 2006 and 2007, we will continue expending considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements.

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

We will face additional expenses and disruption due to the upcoming relocation of our corporate headquarters.   We lease office space, used as our headquarters and primary business location, at 8A Industrial Way in Salem, New Hampshire. Our current lease terminated on December 31, 2005 and we have remained in this space on a month-to-month arrangement. In January 2006, we entered into a lease for new office space at Six Riverside Drive in Andover, Massachusetts. We intend to move our headquarters to the new premises in April 2006. As a result, we will incur related expenses and will encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operation.

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

Item 2.                        Properties

Our executive offices are located at 8A Industrial Way, Salem, New Hampshire in a leased facility consisting of approximately 30,000 square feet, of which we occupy 25,500 square feet and we sublease 4,500 square feet (at market rates) to a third party. Our lease for these facilities expired on December 31, 2005 and we arranged with the owner of this space to remain in those premises until April 2006. This facility is adequate for our present operations. Additionally, we lease a facility for sales, customer service, accounting and support in London, England, which lease expires in November 2006.

In January 2006, we entered into a new lease agreement for space located at Six Riverside Drive, Andover, Massachusetts consisting of approximately 44,000 square feet. We intend to move our executive offices and headquarters to this new space in April 2006. The lease expires 10 years from the date of occupancy and we have the option to terminate the lease after six years upon payment of a penalty. We anticipate subleasing approximately 5,500 square feet of this new space to a third party at market rates.

Item 3.                        Legal Proceedings

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From August 8, 1997, the date of our initial public offering of common stock, until November 19, 2002, our common stock was traded on The Nasdaq National Market under the symbol OMTL. Since November 26, 2002, our Common Stock has been trading on the Nasdaq Capital Market. On March 30, 2004, our Board of Directors approved a two-for-one forward split of our common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on April 7, 2004 (record date) to receive one additional share for every share of Omtool common stock held on that date. Shares resulting from the split were distributed by our transfer agent on April 27, 2004. On January 14, 2003, our Board of Directors and stockholders, at a special meeting of stockholders, voted to approve an amendment to our certificate of incorporation that effected a one-for-seven reverse stock split of our common stock effective January 15, 2003.

Prior to August 8, 1997, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported by The Nasdaq Capital Market based on a split-adjusted actual sales price.

	Stock Price
	High	Low
Quarter ended:
2004
March 31, 2004	$8.63	$3.13
June 30, 2004	$12.49	$8.68
September 30, 2004	$11.25	$6.00
December 31, 2004	$9.03	$7.00
2005
March 31, 2005	$8.40	$6.25
June 30, 2005	$7.70	$4.90
September 30, 2005	$9.89	$5.76
December 31, 2005	$8.89	$5.81

On March 24, 2006, the closing price for the common stock was $7.15 per share. As of March 24, 2006, there were approximately 104 stockholders of record of our common stock.

We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings or other cash resources we generate to finance future growth of our business. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by the Board of Directors.

All references in the Consolidated Financial Statements included herein referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split and the one-for-seven reverse stock split referred to above. Additional information is presented in Footnote 6(e) of Notes to the Consolidated Financial Statements.

For information on our equity compensation plans, please see our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On March 29, 2004, we entered into a stock purchase agreement with certain institutional and other accredited investors named therein pursuant to which we completed the private placement of $3.6 million worth of shares of our common stock. We completed this transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In consideration of services provided as placement agent on this transaction, we issued 51,000 shares of our common stock and a warrant to purchase up to 51,000 shares of our common stock to Broadband Capital Management LLC. The exercise price for the warrant to purchase shares of our common stock is $6.00 per share. This warrant is exercisable at any time between October 1, 2004 and September 30, 2009.

We used the proceeds from this transaction for additional working capital and other general corporate purposes.

On April 29, 2004, we filed a registration statement related to the shares of our common stock issued and sold in this transaction. On June 17, 2004, we filed Amendment No. 1 to our registration statement on Form S-3. Subsequent to filing a request for acceleration, our registration statement on Form S-3 was declared effective on July 22, 2004.

Item 6.                        Selected Consolidated Financial Data

The statement of consolidated operations data set forth below for the fiscal year ended December 31, 2005 and the balance sheet data as of December 31, 2005 have been derived from our consolidated financial statements, which statements have been audited by Vitale Caturano & Company, Ltd., independent registered public accounting firm and are included herein. The statements of consolidated operations data set forth below for each of the fiscal years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2004 have been derived from our consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm and are included herein. The statements of consolidated operations data set forth below for the fiscal year ended December 31, 2002 and the balance sheet data as of December 31, 2003 and 2002 is derived from our financial statements, which statements have been audited by PricewaterhouseCoopers LLP and are not included herein. The statements of consolidated operation data for the fiscal years ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from our financial statements, which statements have been audited by Arthur Andersen LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenue:
Software license	$5,051	$4,373	$4,102	$4,505	$4,732
Hardware	3,129	2,734	2,767	3,177	2,705
Service and other	7,174	7,370	6,878	7,108	6,859
Total revenue	15,354	14,477	13,747	14,790	14,296
Cost of revenue:
Software license	431	347	280	196	154
Hardware	2,082	1,769	1,859	1,944	1,694
Service and other	4,091	3,282	3,152	2,743	2,782
Total cost of revenue	6,604	5,398	5,291	4,883	4,630
Gross profit	8,750	9,079	8,456	9,907	9,666
Operating expenses:
Sales and marketing	6,254	6,150	4,745	4,100	5,256
Research and development	3,219	2,815	2,187	1,937	2,239
General and administrative	3,616	4,559	2,948	2,417	2,672
Restructuring costs and asset write-off	—	—	806	—	—
Total operating expenses	13,089	13,524	10,686	8,454	10,167
Income (loss) from operations	(4,339)	(4,445)	(2,230)	1,453	(501)
Interest and other income, net	631	181	140	140	186
Income (loss) before provision (benefit) for income taxes	(3,708)	(4,264)	(2,090)	1,593	(315)
Provision (benefit) for income taxes	—	1,255	(144)	(7)	(5)
Net income (loss)	$(3,708)	$(5,519)	$(1,946)	$1,600	$(310)
Net income (loss) per share:
Basic	$(1.02)	$(1.54)	$(0.56)	$0.42	$(0.08)
Diluted	$(1.02)	$(1.54)	$(0.56)	$0.41	$(0.08)
Weighted average number of common shares outstanding:
Basic	3,639	3,588	3,494	3,765	3,924
Diluted	3,639	3,588	3,494	3,946	3,924

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,491	$9,790	$8,242	$10,655	$10,471
Working capital	10,225	4,734	3,237	6,862	6,655
Total assets	17,216	12,692	10,492	13,100	12,669
Total stockholders’ equity	11,075	5,334	3,439	6,631	6,432

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; and our ability to satisfy our working capital requirements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of these known or unknown risks or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A – Risk Factors.

Overview

We provide document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar. Our enterprise-class products are used by organizations that manage paper-based documents as part of their standard business processes and or have stringent compliance requirements for secure document handling, storage, integration and tracking of a variety of documents to or from corporate information systems.

We help companies achieve those levels of control by leveraging existing information technology (“IT”) infrastructures and integrating with industry-leading electronic information systems. We add secure document management and routing functions, along with high-volume fax functionality, to a company’s existing communication infrastructure. Since paper remains integral to many business processes, we also provide technology that incorporates electronic delivery, security and billing functionality into industry-leading multi-function and scanning devices.

AccuRoute®, our flagship product, is the software platform for simplified, simultaneous and secure document distribution. Our AccuRoute product allows companies to control the integration and distribution of mixed-mode documents into ever-changing corporate information systems and processes. Similar in concept to a network router, our AccuRoute product is the document routing hub, transforming both paper and electronic-based documents into electronic files and routing that information within and outside an organization.

Working with virtually all multi-function devices and electronic information systems (enterprise content management, document management, records management and archival systems, as well as fax and e-mail system), our AccuRoute product provides a device-independent, personalized solution so users can distribute documents from a multi-function device panel or right from their desktop computers using a familiar and comfortable interface. In addition, our AccuRoute product supports the movement of electronic documents and information, enabling companies to increase employee productivity by quickly capturing hardcopy documents, distributing them in electronic form and, through its security features, complying with privacy regulations related to health, financial or other confidential information.

Genidocs™, our secure document-delivery application product, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures. Genifax™, our enterprise fax product, offers a scalable, server-based feature set and shares a common Microsoft® Windows® server-based architecture with our Genidocs product line.

Our AccuRoute product further unifies the code bases and architecture of our Genidocs and Genifax products. With its routing capabilities, our AccuRoute product provides a customer-specific software that easily manages both paper and electronic documents, with little or no user training required.

Companies can deploy our software products on heterogeneous, multi-platform networks and digital scanning and MFDs and can integrate them with both desktop and enterprise software applications such as content management, e-mail and groupware systems. To address customer needs, our products are modular and scaleable. As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands. In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation. We license our products on a combination server/seat basis and as external hardware devices become more technologically advanced, we will extend a portion of our license fees to a device-based model.

We will continue to focus on those vertical markets where regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format. We expect to maintain an established position in our traditional market — secure electronic document exchange primarily via fax. In addition, we plan to continue the evolution of our AccuRoute product line; encapsulate the functionality of all our products into a single, configurable platform; expand our integration with complementary technologies (such as document and records management tools); and to extend our document capture capabilities to continue to include compatibility with virtually all multi-functional devices and scanners. In this manner, we will pursue a leadership position in the broader document delivery/routing and management market that we believe will grow in response to increasingly regulated communications and stringent privacy requirements.

We resell certain hardware products (such as intelligent fax boards) from third-party vendors. Typically, hardware sales are a result of either new sales or sales to existing customers who are upgrading their IT infrastructure. Occasionally, where our customers also want fax capabilities, we sell hardware products with our AccuRoute product. We undertake these hardware sales as a convenience to our customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that we resell are not functional without our product software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we typically maintain a minimal inventory of these hardware products.

Service and other revenue has historically consisted primarily of the sale of support contracts to complement software products we license to our customers. We generate a smaller portion of our service and other revenue from consulting, training and installation services. We are focused on and are considering adding additional resources to increase our service and other revenue.

In fiscal year 2005, we expanded our presence and penetration of the legal vertical market through the development of reference accounts and by proving AccuRoute’s viability as evidenced by adoption of our AccuRoute product by over 110 law firms. In parallel, we built a firm base upon which to launch our AccuRoute product in the financial services vertical market. During the second half of 2005, we dramatically increased our sales and marketing spending, as called for in our strategic plan. As expected, these investments in sales and marketing had no material impact on our revenue in 2005, which was a near break-even year. Going forward, our primary focus is to penetrate further targeted vertical and geographic markets, reaping the benefits of our sales and marketing investments. In both the United States and Europe, during 2006, we will focus our AccuRoute sales in the financial services, healthcare and legal vertical markets through direct sales efforts. In parallel, we will also expand our focus on distribution and reseller partners. During 2006, we will continue — in fact accelerate — our investment in sales and marketing and business development and we expect to start seeing the impact of these investments in growing our business during 2006. Achieving quarterly profitability with these investments will require an overall increase in revenue. We expect revenue to increase gradually during 2006. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

	Total Revenue	Net (Loss) Income	Software License Revenue
Twelve months ended December 31, 2005	$14,296,165	$(309,751)	$4,732,121
Twelve months ended December 31, 2004	$14,790,194	$1,599,588	$4,504,899
Change over same period of prior fiscal year	$(494,029)	$(1,909,339)	$227,222
	or (3.3)%	or (119.4)%	or 5.0%
Twelve months ended December 31, 2004	$14,790,194	$1,599,588	$4,504,899
Twelve months ended December 31, 2003	$13,747,246	$(1,945,765)	$4,101,588
Change over same period of prior fiscal year	$1,042,948	$3,545,353	$403,311
	or 7.6%	or 182.2%	or 9.8%

During 2005, we experienced an increase in our software license revenue as a result of continued market acceptance of our AccuRoute product. We achieved this increase in overall software license revenue despite a ten percent decrease in our fax software license revenue from in 2005 as compared to 2004. The increase in overall software license revenue, however, was offset by declines in our hardware and service and other revenue, resulting in an overall decline in our total revenue. The decline in our hardware revenue was due to a decrease in legacy fax product sales, which are the main driver for our hardware revenue, and an overall decrease in demand for our legacy fax products from existing customers who have upgraded information systems hardware in their worldwide locations. The decline in service and other revenue was due primarily to a decline in our fax related maintenance support revenue. This decrease was partially offset by increased overall service revenue from consulting services for the same periods.

In January 2006, we entered into a new lease agreement for approximately 44,000 square feet of office space and plan to move our headquarters to this facility in Andover, Massachusetts in April 2006. The lease has a ten year term and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, the landlord will provide us with a tenant improvement allowance of up to $308,000. Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If we decide to terminate the lease, we must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance. We believe the new facility will be suitable and sufficient for our needs for the foreseeable future.

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

Commencing at the end of the third quarter of 2005, we increased the resources allocated to our United Kingdom subsidiary, an effort that we expect will result in increased European revenue in future quarters. Although we believe that, over the last several quarters, there has been some improvement in the demand for enterprise software solutions and increased market acceptance of our products in Europe, we cannot predict whether or when that market will soften or if market acceptance of our products will occur. If the European market or the market acceptance of our products changes, we cannot predict whether and to what extent, the demand for our products will increase or decrease.

We have historically derived a majority of our total revenue from sales within the United States. Revenue from our European operations decreased during the twelve months ended December 31, 2005, as compared to the same period in 2004, due to a decrease in Europe of sales of our legacy fax software. We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal vertical market. In addition, we have recently added new resources to our European operations, including a new managing director of Europe, Middle East and Africa, which we expect will help to improve our results in the region. There can be, however, no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Twelve months ended December 31, 2005	$14,296,165	$11,536,784	$2,759,381
		or 80.7% of	or 19.3% of
		Total Revenue	Total Revenue
Twelve months ended December 31, 2004	$14,790,194	$11,502,207	$3,287,987
		or 77.8% of	or 22.2% of
		Total Revenue	Total Revenue
Change from same period of prior fiscal year	$(494,029)	$34,577	$(528,606)
	or (3.3)%	or 0.3%	or (16.1)%
Twelve months ended December 31, 2004	$14,790,194	$11,502,207	$3,287,987
		or 77.8% of	or 22.2% of
		Total Revenue	Total Revenue
Twelve months ended December 31, 2003	$13,747,246	$10,647,321	$3,099,925
		or 77.5% of	or 22.5% of
		Total Revenue	Total Revenue
Change from same period of prior fiscal year	$1,042,948	$854,886	$188,062
	or 7.6%	or 8.0%	or 6.1%

Our United Kingdom subsidiary, Omtool Europe Limited, transacts business primarily in its local currency. We then translate results generated by that entity into United States dollars and consolidate them with our domestic results for reporting purposes. As we make sales to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations. We manage our foreign currency exchange exposure by monitoring our net monetary position using natural hedges of our assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all foreign currency exchange exposure. Foreign currency exposure has not been material to our financial position or results of operations to date. If the volume of our business denominated in foreign currencies increases, we may be required to use derivatives to hedge foreign currency exposure.

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

	Total Software License and Hardware Revenue	Software License and Hardware Revenue from Indirect Distribution Channel Sales	Software License and Hardware Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License and Hardware Revenue
Twelve months ended December 31, 2005	$7,437,230	$2,742,598	36.9%
Twelve months ended December 31, 2004	$7,682,242	$2,885,926	37.6%
Change from same period of prior fiscal year	$(245,012)	$(143,328)	(0.7)%
	or (3.2)%	or (5.0)%
Twelve months ended December 31, 2004	$7,682,242	$2,885,926	37.6%
Twelve months ended December 31, 2003	$6,869,158	$3,517,217	51.2%
Change from same period of prior fiscal year	$813,084	$(631,291)	(13.6)%
	or 11.8%	or (17.9)%

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our reported and expected financial results and business operations are discussed in appropriate sections throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our preparation of this Form 10-K required us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements included herein and the reported amounts of revenue and expenses during the period covered by this report. There can be no assurance that actual results will not differ materially from those estimates.

Revenue Recognition and Accounts Receivable Reserves.   We derive our revenue primarily from two sources: (i) product revenue, which includes software license and hardware revenue, and (ii) service and support revenue, which includes software maintenance and support, installation, training and consulting revenue. We license our software products on a perpetual basis. We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers. Our resellers order products from us based on purchase orders received from end-users and do not order stock. We generally sell our products to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, in our sole discretion, we will accept a product return if the end-user finds that the product does not fit its needs. We also sell hardware products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that we resell are not functional without our software. To support our software products, we sell software maintenance, support, installation, training and consulting services to end-users and indirectly through resellers.

We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, to all transactions involving the sale of multiple elements including software, hardware and service revenue. We apply the provisions of Statement of Financial Accounting Standards (“SFAS”)

No. 48, Revenue Recognition When Right of Return Exists, with respect to providing for potential future product returns. As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

We recognize revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. We maintain a reserve for potential product returns. We recognize software maintenance and support revenue over the term of the related maintenance period, which is typically a one-year period. On those occasions when we sell multiple-year maintenance contracts, we recognize the associated revenue over the multiple-year term of the maintenance contract. We recognize other service revenue as we perform the services. If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer’s acceptance, then we will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For all sales, we use a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis.

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

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates. We also consider the impact of new product introductions, changes in customer demand and acceptance of our products on the adequacy of these reserves. Our calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known and (2) an estimate based upon past historical returns as a percentage of revenue. We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable. We record trade accounts receivable at the invoiced amount and these accounts do not bear interest. We specifically analyze accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. We review our allowance for doubtful accounts on a monthly basis. Our calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) an estimate based upon past historical bad debts as a percentage of accounts receivable. We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $33,000 and $82,000 at December 31, 2005 and December 31, 2004, respectively. Both components of calculating the estimated reserve – specific identification and historic experience – are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

Software Development Costs.   We consider software development costs for capitalization when technological feasibility is established in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. We sell software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations. Therefore, we charge all software development costs to operations in the period incurred.

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

We assess our deferred tax assets for each reporting period to determine whether it is more likely than not that we will recover from future taxable income. In making this assessment, we include assumptions regarding ongoing tax planning strategies. We establish a valuation allowance for assets when their recovery is not certain.  We include changes to the valuation allowance as an expense or benefit within the tax provision in our statement of operations.

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

We estimate accrued state sales taxes for each reporting period based on tax rates in effect for the reporting periods in each of the states where we have a potential nexus and for the time period during which we have that nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value. In the event that actual results differ from these estimates, our state sales taxes expense could be materially impacted. We had a $356,000 reduction in the state sales tax accrual for the year ended December 31, 2005. This reduction results from the settlement of sales tax obligations with certain states at an amount less than what we had estimated. A portion of this reduction is due to the fact that we received a refund from a particular state that we had previously settled state sales taxes in and we enrolled in the Streamlined Sales Tax Program in December 2005, which relieved us from any past sales tax liabilities from twelve states in which we were not reporting state sales taxes and had estimated and accrued an amount equal to our potential sales tax liability. As a result, we eliminated our accrual for these state sales taxes, as we are now required to pay applicable sales taxes only on a go-forward basis for those member states of the Streamlined Sales Tax Program.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 instead requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises after the January 1, 2006 effective date.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) amends SFAS No. 123 to require that companies record as an expense the effect of equity-based compensation, including stock options over the requisite service period. Historically, we disclosed the effect on income that stock options would have had were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under prior standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the effective date, based on the requirements of SFAS No. 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•       A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS No. 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect that the adoption will not have a material impact on our 2006 results.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Year ended December 31,
	2005	2004	2003
Revenue:
Software license	33.1%	30.4%	29.9%
Hardware	18.9	21.5	20.1
Service and other	48.0	48.1	50.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Software license	1.1	1.3	2.0
Hardware	11.8	13.2	13.6
Service and other	19.5	18.5	22.9
Total cost of revenue	32.4	33.0	38.5
Gross profit	67.6	67.0	61.5
Operating expenses:
Sales and marketing	36.8	27.8	34.5
Research and development	15.6	13.1	15.9
General and administrative	18.7	16.3	21.4
Restructuring	—	—	5.9
Total operating expenses	71.1	57.2	77.7
(Loss) income from operations	(3.5)	9.8	(16.2)
Interest and other income, net	1.3	1.0	1.0
Tax benefit	—	—	(1.0)
Net (loss) income	(2.2)%	10.8%	(14.2)%
Gross profit:
Software license	96.7%	95.7%	93.2%
Hardware	37.4	38.8	32.8
Service and other	59.4	61.4	54.2

Fiscal Years Ended December 31, 2005 and 2004

Revenue

Software License.   During the twelve months ended December 31, 2005, our total revenue was $14.3 million, a decrease of approximately $494,000 from $14.8 million for the twelve months ended December 31, 2004. However, our software license revenue increased by 5% to $4.7 million in the twelve months ended December 31, 2005 as compared to $4.5 million in the same period in 2004. Further, revenue from our AccuRoute product increased to $2.3 million during the twelve months ended December 31, 2005 as compared to $1.7 million during the twelve months ended December 31, 2004. This increase reflects the continued market acceptance of our AccuRoute product. Software revenue from our legacy fax product line decreased to $2.3 million during the twelve months ended December 31, 2005 from $2.5 million during the same period in 2004, as we continue to focus our resources on the expansion of our AccuRoute product line and we experience diminished sales from our maturing legacy fax market. Various other components of software license revenue, including sales returns and allowance adjustments and sales of our other software products such as Genidocs and Swiftwriter, have decreased to $17,000 for the twelve months ended December 31, 2005 as compared to $43,000 during the same period in 2004.

During the twelve months ended December 31, 2005, as compared to the same period during 2004, the mix of products accounting for our revenue has continued shifting towards our AccuRoute product, as displayed in the table below, which table summarizes our revenue and particularly our software license revenue, by product category (excluding freight and allowances for returns) for the twelve months ended December 31, 2005, as compared to the same period in the prior fiscal year.

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Other Software License Revenue
Twelve months ended December 31, 2005	$14,296,165	$4,732,121	$2,342,577	$2,295,196	$17,444
Twelve months ended December 31, 2004	$14,790,194	$4,504,899	$1,727,960	$2,548,740	$43,199
Change from same period of prior fiscal year	$(494,029)	$227,222	$614,617	$(253,544)	$(25,755)
	or (3.3)%	or 5.0%	or 35.6%	or (9.9)%	or (59.6)%

During the twelve months ended December 31, 2005, our software license revenue represented an increased percentage of our total revenue, based primarily on the fact that hardware and services revenue declined during the twelve months ended December 31, 2005 when compared to the same period in 2004.

Software License Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2005	33.1%
Twelve months ended December 31, 2004	30.5%
Change from same period of prior fiscal year	2.6%

During the twelve months ended December 31, 2005 and 2004, our license revenue from each of our major product lines and other components of revenue (excluding freight and allowances for returns) represented the following percentages of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as a Percentage of Software License Revenue	Other Software License Revenue as a Percentage of Software License Revenue
Twelve months ended December 31, 2005	49.5%	48.5%	0.4%
Twelve months ended December 31, 2004	38.4%	56.6%	1.0%
Change from same period of prior fiscal year	11.1%	(8.1)%	(0.6)%

Included in our software license revenue for the twelve months ended December 31, 2005 and 2004 is a reduction of $69,000 and $185,000, respectively, in our sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for fiscal year 2005 and to the recovery of specific accounts that were previously written off and to specific accounts from fiscal year 2004, where we determined that the risk of a return was no longer present. Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance.

Hardware.   Hardware revenue decreased during the twelve month period ended December 31, 2005 as compared to the twelve month period ended December 31, 2004 due to a decrease in sales of our legacy fax product, which sales are the main driver for our hardware revenue, and an overall decrease in demand from our existing customers who have already upgraded information systems hardware in their worldwide locations.

	Hardware Revenue	Hardware Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$2,705,109	18.9%
Twelve months ended December 31, 2004	$3,177,343	21.5%
Change from same period of prior fiscal year	$(472,234)	(2.6)%
	or (14.9)%

Included in hardware revenue for the twelve months ended December 31, 2005 and 2004 is a reduction of $17,000 and $63,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for fiscal year 2005 and to the recovery of specific accounts that were previously written off and to specific accounts from fiscal year 2004 where we determined that the risk of a return is no longer present and to the recovery of specific accounts that were previously written off. We expect market demand for our AccuRoute product, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.   Service and other revenue, which consists primarily of the sale of support contracts to complement software products we sell to our customers and, to a lesser extent, consulting, training and installation services, decreased in the twelve months ended December 31, 2005, as compared to the same period in the prior fiscal year. This decrease was due primarily to a 19% reduction in fax-related maintenance revenue for the twelve months ended December 31, 2005 as compared to the previous year as most of our historic service and other revenue is related to sales of our legacy fax product. This decrease was partially offset by increased overall service revenue from consulting services for the same periods.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$6,858,935	48.0%
Twelve months ended December 31, 2004	$7,107,952	48.1%
Change from same period of prior fiscal year	$(249,017) or (3.5)%	(0.1)%

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our North American and European operations and we are focusing greater attention on generating additional service and other revenue in future periods.

Cost of Revenue

Software License.   Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication. Cost of software license revenue for the twelve months ended December 31, 2005 decreased by 21% as compared to the corresponding period in the previous fiscal year. The decrease is due primarily to decreased royalty payments associated with sales of royalty-bearing products. We have recently added third-party software into our products and we expect that our software license cost as a percentage of software license revenue will increase slightly in the future. We believe that these newly licensed third-party software components will improve the capabilities and functionality of our products.

As a result of the decrease in the cost of software license revenue that we incurred during the twelve months ended December 31, 2005, we incurred an increase in our software license gross margin percentage as set forth in the following table:

Software License Gross Margin
Twelve months ended December 31, 2005	96.7%
Twelve months ended December 31, 2004	95.7%
Change from same period of prior fiscal year	1.0%

Hardware.   Cost of hardware revenue consists primarily of the costs we incur in purchasing third-party hardware products. Cost of hardware revenue represented 63% and 61% of hardware revenue for fiscal years 2005 and 2004, respectively. During the twelve months ended December 31, 2005, we incurred decreased costs related to hardware revenue due primarily to the decrease in our hardware unit sales. Further, our gross margin percentage for hardware sales decreased during this period due to a change in the mix of particular hardware products sold. We do not expect significant changes in unit prices for fiscal year 2006.

Hardware Gross Margin
Twelve months ended December 31, 2005	37.4%
Twelve months ended December 31, 2004	38.8%
Change from same period of prior fiscal year	(1.4)%

Service and Other.   Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, as well as other miscellaneous customer service-related expenses. The gross margin percentage for service and other revenue decreased to 59% for the twelve months ended December 31, 2005, compared to 61% in the same period in 2004. The decrease in gross margin percentage is due to an increase in wage-related expenses and associated overhead costs of employees in the support department, as well as increased travel costs. We do not expect any significant variances in our service and other gross margin percentages for fiscal year 2006.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Twelve months ended December 31, 2005	$2,781,828	59.4%
Twelve months ended December 31, 2004	$2,743,258	61.4%
Change from same period of prior fiscal year	$38,570	(2.0)%
	or 1.4%

Operating Expenses

Sales and Marketing.   Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, as well as the cost of marketing programs such as advertisements, direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses increased in the fiscal year ended December 31, 2005 as compared to the same period in 2004, due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.

Additionally, we increased our general advertising and consulting expenditures during the fiscal year ended December 31, 2005 as compared to the same period in the prior fiscal year. These expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets. Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass first the financial services vertical market and, thereafter, the healthcare vertical market. In 2005, we experienced some delays in investing the full budgeted amount for these initiatives due primarily to some delays in the hiring of our executive sales and marketing team, all of whom have now been hired. During fiscal year 2006, we will continue—in fact accelerate—our investment in sales and marketing and business development and we expect to start seeing the impact of these investments in growing our business during 2006.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$5,256,283	36.8%
Twelve months ended December 31, 2004	$4,100,765	27.8%
Change from same period of prior fiscal year	$1,155,518	9.0%
	or 28.2%

Research and Development.   Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. In the most recently completed fiscal year, our research and development expenses increased as compared to the same period in the prior fiscal year due to an increased number of employees in our research and development department during fiscal year 2005 and the associated costs of supporting those new personnel.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$2,239,250	15.7%
Twelve months ended December 31, 2004	$1,936,779	13.1%
Change from same period of prior fiscal year	$302,471	2.6%
	or 15.6%

Additionally, the increase in research and development expenses in dollars and as a percentage of total revenue is a result of an increase in consulting expenses in the research and development department during fiscal year 2005 as compared with the same period in 2004. We expect our research and development expenses to increase in absolute dollars as we hire additional engineers and engage in more third-party consulting arrangements to support our expansion of our AccuRoute product into other vertical markets.

General and Administrative.   General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. In the most recently completed fiscal year, our general and administrative expenses increased as compared to the same period in the prior fiscal year.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$2,671,200	18.7%
Twelve months ended December 31, 2004	$2,417,091	16.3%
Change from same period of prior fiscal year	$254,109	2.4%
	or 10.5%

The increase in dollar amount and as a percentage of total revenue for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 is due primarily to an increase in management consulting expenses related to our initial compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, fees paid to our board of directors and wage-related expenses. This increase was offset in part by decreases in accounting and legal fees and by a $356,000 reduction in the state sales tax accrual for the year ended December 31, 2005 compared to a $227,000 reduction in the state sales tax accrual in 2004. Each of these reductions results from the settlement of sales tax obligations with certain states at an amount less than what we had estimated. A portion of the 2005 reduction is due to the fact that we received a refund from a particular state that we had previously settled state sales taxes in and we enrolled in the Streamlined Sales Tax Program in December 2005, which relieved us from any past sales tax liabilities from twelve states in which we were not reporting state sales taxes and had estimated and accrued an amount equal to our potential sales tax liability. As a result, we eliminated our accrual for these state sales taxes, as we are now required to pay applicable sales taxes only on a go-forward basis for those member states of the Streamlined Sales Tax Program. We expect that we will continue to experience slight increases to general and administrative expenses in the form of additional professional fees. In addition, we expect fewer reductions, if any, to our state sales tax accrual. We expect that consulting expenditures may be relatively flat in 2006 as compared to 2005 due to recent pronouncements from the Securities and Exchange Commission delaying the applicability of Section 404 of the Sarbanes-Oxley Act of 2002 until at least the first fiscal year ending on or after July 15, 2007 for companies like Omtool with public float of less than $75 million.

Interest and Other Income.   Interest and other income consists principally of interest income earned on cash and cash equivalent balances. The following table sets forth our interest and other income for the fiscal years ended December 31, 2005 and 2004.

	Interest and Other Income	Interest and Other Income as a Percentage of Total Revenue
Twelve months ended December 31, 2005	$185,725	1.3%
Twelve months ended December 31, 2004	$140,172	0.9%
Change from same period of prior fiscal year	$45,553	0.4%
	or 32.5%

The increase in interest income is primarily a result of higher interest rates earned on our investment accounts during the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. We expect that interest and other income will be relatively stable quarter over quarter for fiscal year 2006.

Income Tax Benefit.   We did not record an income tax benefit associated with any pre-tax loss for the twelve months ended December 31, 2005 due to uncertainty regarding future taxable income. We did, however, record $5,492 of tax benefit related to the true-up of certain income tax accounts during 2005 related to the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, we recorded a net tax benefit of $6,707 resulting primarily from a decrease in our estimated taxes payable as a result of a revised international transfer pricing agreement with our United Kingdom subsidiary. Our fiscal year 2004 tax position also benefited from a $28,800 adjustment related to a transfer pricing adjustment related to fiscal year 2003.

Fiscal Years Ended December 31, 2004 and 2003

Revenue

Software License.   During the twelve months ended December 31, 2004, our total revenue was $14.8 million, an increase of $1.1 million from $13.7 million for the twelve months ended December 31, 2003. Our software license revenue increased by approximately 10% to $4.5 million in the twelve months ended December 31, 2004 compared to $4.1 million in the same period in 2003. Software license revenue for the fiscal year ended December 31, 2004 reflected an overall increase in demand for our AccuRoute product, while offset by a decline in demand for our legacy fax product line as compared to the fiscal year ended December 31, 2003.

The following table summarizes our revenue and particularly our software license revenue, by product category (excluding freight and allowances for returns) for the twelve months ended December 31, 2004, as compared to the same period in the prior fiscal year.

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax Product License Revenue	Other Software Product License Revenue
Twelve months ended December 31, 2004	$14,790,194	$4,504,899	$1,727,960	$2,548,740	$43,199
Twelve months ended December 31, 2003	$13,747,246	$4,101,588	$276,821	$3,559,129	$118,638
Change from same period of prior fiscal year	$1,042,948	$403,311	$1,451,138	$(1,010,389)	$(75,439)
	or 7.6%	or 9.8%	or 524.2%	or (28.4)%	or (63.6)%

During the twelve months ended December 31, 2004 and 2003, our software license revenue as a percentage of total revenue remained relatively constant as set forth in the following table:

Software License Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2004	30.5%
Twelve months ended December 31, 2003	29.8%
Change from same period of prior fiscal year	0.7%

During the twelve months ended December 31, 2004 and 2003, our license revenue from each of our major product lines and other components of revenue (excluding freight and allowances for returns) represented the following percentages of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax Product License Revenue as Percentage of Software License Revenue	Other Software Product License Revenue as a Percentage of Software License Revenue
Twelve months ended December 31, 2004	38.4%	56.6%	1.0%
Twelve months ended December 31, 2003	6.7%	86.8%	2.9%
Change from same period of prior fiscal year	31.7%	(30.2)%	(1.9)%

Included in software license revenue for the years ended December 31, 2004 and 2003 is a reduction in the sales returns and allowance reserve of $185,000 and $147,000, respectively, relating to specific accounts where we have determined that the risk of a return is no longer present.

Hardware.   Hardware revenue increased during the twelve month period ended December 31, 2004 as compared to the twelve month period ended December 31, 2003 due to an increase in demand from existing customers who upgraded information systems hardware in their worldwide locations.

	Hardware Revenue	Hardware Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$3,177,343	21.5%
Twelve months ended December 31, 2003	$2,767,570	20.1%
Change from same period of prior fiscal year	$409,773	1.4%
	or 14.8%

Included in hardware revenue for the twelve months ended December 31, 2004 and 2003 is a reduction of $63,000 and $51,000, respectively, in the sales return and allowance reserve relating to specific accounts where the risk of a return is no longer present.

Service and Other.   Service and other revenue were $7.1 million and $6.9 million for the twelve months ended December 31, 2004 and 2003, respectively, representing an increase of 3%. The increase in service and other revenue is due primarily to an increase in maintenance revenue from a larger installed customer base.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$7,107,952	48.1%
Twelve months ended December 31, 2003	$6,878,088	50.0%
Change from same period of prior fiscal year	$229,864 or 3.3%	(1.9)%

The decrease in service and other revenue as a percentage of total revenue is due primarily to the increase in both software license and hardware revenue.

Cost of Revenue

Software License.   Cost of software license revenue was $195,000 and $280,000 for the twelve months ended December 31, 2004 and 2003, respectively. The decrease in cost and improvement in gross margin is due primarily to the fact that we replaced certain third-party software that was imbedded in our products with our own internally-developed solutions, thus reducing the royalties that we must pay when a product containing third-party software is sold.

As a result of the decrease in the cost of software license revenue that we incurred during the fiscal year ended December 31, 2004, we incurred an increase in our software license gross margin percentage as set forth in the following table:

Software License Gross Margin
Twelve months ended December 31, 2004	95.7%
Twelve months ended December 31, 2003	93.2%
Change from same period of prior fiscal year	2.5%

Hardware.   Cost of hardware revenue was $1.9 million for each of the twelve months ended December 31, 2004 and 2003, respectively, representing 61% and 67% of hardware revenue for each respective period. The gross margin increase is due mainly to a change in the particular mix of hardware products sold.

Hardware Gross Margin
Twelve months ended December 31, 2004	38.8%
Twelve months ended December 31, 2003	32.8%
Change from same period of prior fiscal year	6.0%

Service and Other.   Cost of service and other revenue was $2.7 million and $3.2 million for the twelve months ended December 31, 2004 and 2003, respectively, representing 39% and 46% of service and other revenue for each respective period. The decrease in dollar amount of cost of service and other revenue is due to decreased wage expense and the associated overhead costs resulting from a decrease in the number of employees in the service department resulting from the restructuring that occurred in the third quarter of 2003.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Twelve months ended December 31, 2004	$2,743,258	61.4%
Twelve months ended December 31, 2003	$3,151,851	54.2%
Change from same period of prior fiscal year	$(408,593)	7.2%
	or (13.0)%

Operating Expenses

Sales and Marketing.   Our sales and marketing expenses decreased for the twelve months ended December 31, 2004 as compared to the same period in the prior fiscal year.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$4,100,765	27.8%
Twelve months ended December 31, 2003	$4,745,375	34.5%
Change from same period of prior fiscal year	$(644,610)	(6.7)%
	or (13.6)%

The decrease in sales and marketing expenses, both in dollar amount and as a percentage of total revenue, is due to decreased wages, commissions and travel costs resulting from fewer management level personnel in the department as a result of the restructuring that occurred in the third quarter of 2003. The decrease is also due to reduced trade show expenses during 2004 as compared to 2003.

Research and Development.   Our research and development expenses decreased for the twelve months ended December 31, 2004 as compared to the same period in the prior fiscal year.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$1,936,779	13.1%
Twelve months ended December 31, 2003	$2,186,615	15.9%
Change from same period of prior fiscal year	$(249,836)	(2.8)%
	or (11.4)%

The decrease in the expense and in research and development expenses, both in dollar amount and as a percent of total revenue, is a result of fewer employees in the research and development department and the decreased associated costs of supporting those personnel due to the restructuring that occurred in the third quarter of 2003.

General and Administrative.   Our general and administrative expenses decreased for the twelve months ended December 31, 2004 as compared to the same period in the prior fiscal year.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$2,417,091	16.3%
Twelve months ended December 31, 2003	$2,947,869	21.4%
Change from same period of prior fiscal year	$(530,778)	(5.1)%
	or (18.0)%

The decrease in general and administrative expenses, both in dollar amount and as a percentage of total revenue, is due to the reduction in general and administrative personnel and overhead costs associated with supporting those personnel. The decrease is also due to a $227,000 reduction in the state sales tax accrual for the year ended December 31, 2004 resulting from the settlement of sales taxes obligations with certain states at an amount less than what we had estimated.

Restructuring costs.   In the third quarter of 2003, we announced a restructuring of certain of our operations and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included severance-related costs associated with the workforce reduction, primarily in our domestic operations and costs associated with closing of our Oregon office. The reduction in workforce consisted of three employees in the sales and marketing department, two employees performing general and administrative functions, three employees performing technical support services and five employees in the research and development department.

The following table summarizes the accrual and usage of the restructuring charges in 2003 and 2004:

	Lease	Severance	Total
Total charge	$17,420	$789,161	$806,581
Cash payments 2003	(17,420)	(345,331)	(362,751)
Ending balance, December 31, 2003	—	443,830	443,830
Cash payments, 2004	—	(443,830)	(443,830)
Ending balance, December 31, 2004	—	—	—

The total cash impact of the restructuring was $806,581, all of which was paid by the end of the third quarter of 2004.

Interest and Other Income.   Interest and other income was $140,000 for the twelve months ended each of December 31, 2004 and 2003. Included in interest and other income the year ended December 31, 2003 interest and other income is other income of $51,000 related to the sale of common stock of Verso Technologies, Inc. In 2004, our interest and other income remained flat as compared to 2003 due to a change in our investment service provider, which change resulted in a higher rate of return on our investments.

	Interest and Other Income	Interest and Other Income as a Percentage of Total Revenue
Twelve months ended December 31, 2004	$140,172	1.0%
Twelve months ended December 31, 2003	$139,894	1.0%
Change from same period of prior fiscal year	$278	—
	or 0.2%

Benefit for Income Taxes.   During 2004, we recorded a net tax benefit of $6,707 resulting primarily from a decrease in our estimated taxes payable as a result of a revised international transfer pricing agreement with our United Kingdom subsidiary. Our fiscal year 2004 tax position also benefited from a $28,800 adjustment related to a transfer pricing adjustment related to fiscal year 2003.

During fiscal year 2003, we recorded $155,398 of tax benefit due to a tax refund that our United Kingdom subsidiary received during the first quarter of 2003. This subsidiary had incurred a loss for the year ended December 31, 1999 that resulted in an income tax benefit. The tax benefit was carried back to prior years’ taxes paid and resulted in a tax refund. Because this subsidiary was undergoing an Inland Revenue audit for tax year 1999, the realizability of this refund was not certain and therefore we did not record the benefit on its books until the audit was cleared and the cash was received, both of which occurred in the first quarter of 2003. We provided a tax provision of $11,076 for our United Kingdom subsidiary based on the level of profitability that this subsidiary generated in fiscal year 2003.

Inflation

During the fiscal years ended December 31, 2005, 2004 and 2003, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of December 31, 2005, we had cash and cash equivalents of $10.5 million and working capital of $6.7 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash (Used) Provided
	Operating Activities	Investing Activities	Financing Activities
Twelve months ended December 31, 2005	$(15,867)	$(120,339)	$38,263
Twelve months ended December 31, 2004	$873,297	$(73,376)	$1,558,356
Change from same period of prior fiscal year	$(889,164)	$(46,963)	$(1,520,093)
	or (101.8)%	or (64.0)%	or (97.5)%

Our operating activities used cash of $15,867 for the twelve months ended December 31, 2005 and provided cash of $873,297 for the twelve months ended December 31, 2004, respectively. We believe that the additional resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion first into the financial services vertical market and, thereafter, the healthcare vertical market, will continue to put pressure on our earnings during 2006, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the twelve months ended December 31, 2005 consisted primarily of a net loss from operations, a decrease to the accounts receivable reserve and accrued state sales tax, combined with an increase in prepaid expenses and other current assets and offset by the non-cash effects of depreciation and amortization and deferred compensation expense, decreases in accounts receivable and inventory and an increase in accounts payable and deferred revenue.

The decrease to the accounts receivable reserve relates primarily to an estimate based upon historical returns, which estimate demonstrated a reduced need for this reserve. The increase in accounts payable is due to the timing of vendor payments. The decrease to accrued state sales tax is a result of a reduction in the state sales tax accrual for the year ended December 31, 2005 resulting from the settlement of sales tax obligations with certain states at an amount less than what was estimated. A portion of this reduction is due to the fact that we enrolled in the Streamlined Sales Tax Program in December 2005, which relieved us from any past sales tax liabilities from twelve states where we were not reporting state sales taxes and had estimated and accrued an amount equal to our potential sales tax liability. We therefore eliminated that accrual as we are required to pay applicable sales taxes only on a go-forward basis for those member states of the Streamlined Sales Tax Program. The increase in prepaid expenses and other current assets is due primarily to cash paid for an annual contract with a market research firm in connection with our increased sales and marketing expenditures, in accordance with our strategic plan. The decrease to accounts receivable is primarily due to continued and successful efforts to expedite timely payments from our customers. The decrease to inventory is related to a reduction in onsite hardware inventory and continued emphasis on shipments directly from our third party vendor. The increase in deferred revenue is primarily related to the increase in software maintenance contracts sold during fiscal year 2005 that complement our AccuRoute product, offset by a decline in the software maintenance contracts sold during the same period that complement our legacy fax product line.

Net cash provided during the twelve months ended December 31, 2004 consisted primarily of a net profit from operations, depreciation and a decrease in accounts receivable and an increase in deferred revenue, partially offset by an increase in inventory and a decrease to the accounts receivable reserve and decreases to accrued restructuring and accrued state sales tax.

Investing activities used cash of $120,339 and $73,376 during the twelve months ended December 31, 2005 and 2004, respectively. The sole use of cash for investing activities for each period was for purchases of property and equipment related to computer-related software and hardware products. In January 2006, we entered into a new lease agreement for office space located at Six Riverside Drive, Andover, Massachusetts consisting of approximately 44,000 square feet. We intend to move our executive offices and headquarters to this new space in April 2006. We expect that we will increase our investments in computer-related software and hardware products in 2006 as we improve our information technology infrastructure as part of this relocation.

Financing activities provided cash of $38,263 and $1,558,356 for the twelve months ended December 31, 2005 and 2004, respectively. Cash provided for the twelve months ended December 31, 2005 was due primarily to the net proceeds from the issuance of common stock from our employee stock purchase program and employee exercises of stock options. Cash provided for the twelve months ended December 31, 2004 was due to the net proceeds from the issuance of common stock. On March 29, 2004, we completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The proceeds of that private placement, which totaled $3.6 million, are being used for additional working capital and other general corporate purposes. The cash we received on the consummation of this private placement was offset by our usage of $2.0 million in cash during the twelve months ended December 31, 2004, when we repurchased 350,000 shares of our outstanding common stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. We repurchased those shares from ASA International Ltd. with generally available corporate funds and we hold those shares in treasury.

Based on our performance for the twelve months ended December 31, 2005 and current expectations for fiscal year 2006, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations during 2006, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, working capital, payment of sales taxes, purchases of property and equipment and payment of certain leasehold improvements resulting from our move to Andover, Massachusetts.  There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$201,000	$201,000	—	—	—

Operating lease requirements consist mainly of our offices in London, England, United Kingdom. Our lease for our headquarters and primary business location in Salem, NH expired on December 31, 2005. We currently are a tenant-at-will with a monthly lease obligation of $21,000. In January 2006, we entered into a new lease agreement, the terms of which require us to make lease payments of $95,000 in less than one year, $758,000 in one to three years, $1.2 million in three to five years and $2.0 million in more than five years. The term of this new lease is for ten years and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of this new lease, we are not required to pay rent for the first six months commencing upon the date of occupancy and the landlord will provide us with a tenant improvement allowance up to $308,000. Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If we decide to terminate the lease, we must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance.

As of December 31, 2005, we did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations or other long-term liabilities for which payments are required. However, in January 2006, we entered into a new lease agreement and we plan to move our headquarters to Andover, Massachusetts in April 2006. We will be required to make lease payments related to this new lease of $95,000, $379,000, $379,000, $395,000 and $401,000 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. The term of the lease is ten years and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, we are not required to pay rent for the first six months commencing upon the date of occupancy and the landlord will provide us with a tenant improvement allowance up to $308,000. Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If we decide to terminate the lease, we must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance. On January 24, 2006, we entered into an agreement for construction projects with Prism Builders, Inc. Under the terms of the contract, the Prism Builders, Inc. will receive approximately $435,000 to perform certain interior renovations at our future corporate headquarters. Prism Builders, Inc. believes it will achieve substantial completion of the build-out project within eleven weeks from the date of its commencement of work.

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

Item 7(a).       Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of December 31, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. All of the

Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary’s local currency. The United Kingdom subsidiary operating results are translated into United States dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2005; however, significant currency exchange rate fluctuations could have a material impact on the Company’s results of operations in the future. Currently, the Company does not engage in foreign currency hedging activities.

Item 8.                        Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-26, respectively, of this Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As of December 31, 2005 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 or in other factors that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

Executive Officers

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

Item 11.                 Executive Compensation and Other Information

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Certain Related Parties

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

Item 14.                 Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

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

(3)          Exhibits

Exhibit Number		Description of Document
2.1		Stock Repurchase Agreement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference)
3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2		Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3		Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1		Specimen certificate representing the common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
4.2		Stock Purchase Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
4.3		Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
4.4		Common Stock Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 30, 2004 and incorporated herein by reference)
*10	.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10	.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10	.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4

Lease dated November 26, 1997 between H.J. Brooks Limited Liability Company and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated March 31, 1998 and incorporated herein by reference)

10.5		Form of Omtool Software License (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.6

Agreement of Sublease dated as of October 31, 2000, by and between eSped.com, Inc. and the Company (filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)

*10	.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10	.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10	.9	Consulting Arrangement with Arnold E. Ditri (filed as Exhibit 10.9 to Company’s Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference)
*10	.10	Severance Agreement with Robert L. Voelk, dated August 29, 2003 (filed as Exhibit 10.13 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)

*10	.11

Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003 (filed as Exhibit 10.14 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)

*10	.12	Form of Incentive Stock Option Agreement (filed as Exhibit 10.17 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10	.13	Form of Incentive Stock Option Agreement (filed as Exhibit 10.18 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10	.14	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.19 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10	.15	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.20 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10	.16	Form of Stock Purchase and Restriction Agreement—Officer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)
*10	.17	Form of Stock Purchase and Restriction Agreement—Director (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)
*10	.18	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2005)
21		Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
23.1		Consent of Vitale, Caturano & Company
23.2		Consent of PricewaterhouseCoopers
24		Power of Attorney (included on signature page)
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)          Indicates a management contract or any compensatory plan, contract or arrangement.

(b)          Exhibits.

The exhibits required by this Item are listed under Item 15(a)(3).

(c)           Financial Statement Schedules.

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of New Hampshire, on the 28th day of March 2006.

OMTOOL, LTD.
By:	/s/ DANIEL A. COCCOLUTO
Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

We, the undersigned officers and directors of Omtool, Ltd., hereby severally constitute and appoint Robert L. Voelk and Daniel A. Coccoluto and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Omtool, Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ROBERT L. VOELK	Chairman, Chief Executive Officer and
Robert L. Voelk	President (principal executive officer)	March 28, 2006
/s/ DANIEL A. COCCOLUTO	Chief Financial Officer, Secretary and
Daniel A. Coccoluto	Treasurer (principal financial and accounting officer)	March 28, 2006
/s/ RICHARD D. CRAMER	Director
Richard D. Cramer		March 28, 2006
/s/ ARNOLD E. DITRI	Director
Arnold E. Ditri		March 28, 2006
/s/ WILLIAM J. DRUMMEY	Director
William J. Drummey		March 28, 2006

/s/ ANDREW E. LIETZ	Director
Andrew E. Lietz		March 28, 2006
/s/ JAMES O’HALLORAN	Director
James O’Halloran		March 28, 2006
/s/ MARTIN A. SCHULTZ	Director
Martin A. Schultz		March 28, 2006

OMTOOL, LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

We have audited the accompanying consolidated balance sheet of Omtool, Ltd. as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano and Company, Ltd.

Boston, Massachusetts
January 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of two years in the period ended December 31, 2004 (appearing on pages F-4 through F-7 of the Omtool, Ltd. Annual Report on Form 10K) present fairly, in all material respects, the financial position of Omtool, Ltd. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Boston, Massachusetts
March 28, 2005

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,471,272	$10,655,121
Accounts receivable, net of reserves of $33,000 and $82,000 at December 31, 2005 and 2004, respectively	1,618,799	1,802,784
Inventories	58,380	137,992
Prepaid expenses and other current assets	333,419	278,972
Total current assets	12,481,870	12,874,869
Property and equipment, net	175,566	213,512
Other assets	11,562	11,562
	$12,668,998	$13,099,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905,288	$849,572
Accrued liabilities	1,222,972	1,258,672
Accrued state sales tax	290,815	699,816
Deferred revenue, current	3,408,002	3,205,072
Total current liabilities	5,827,077	6,013,132
Long term liabilities:
Deferred revenue, long-term	410,232	455,604
Total liabilities	6,237,309	6,468,736
Commitments, contingencies and guarantees (Notes 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $0.01 par value
Authorized—35,000,000 shares; Issued—4,367,878 shares in 2005 and 2004, Outstanding—3,977,022 and 3,851,472 shares in 2005 and 2004, respectively	43,679	43,679
Deferred compensation	(775,865)	—
Additional paid-in capital	35,556,639	35,259,706
Accumulated deficit	(26,327,762)	(26,018,011)
Treasury stock, at cost, 390,856 and 516,406 shares in 2005 and 2004, respectively	(2,005,618)	(2,649,756)
Accumulated other comprehensive loss	(59,384)	(4,411)
Total stockholders’ equity	6,431,689	6,631,207
	$12,668,998	$13,099,943

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
Revenue:
Software license	$4,732,121	$4,504,899	$4,101,588
Hardware	2,705,109	3,177,343	2,767,570
Service and other	6,858,935	7,107,952	6,878,088
Total revenue	14,296,165	14,790,194	13,747,246
Cost of revenue:
Software license	154,165	195,299	279,573
Hardware	1,694,407	1,944,293	1,859,363
Service and other	2,781,828	2,743,258	3,151,851
Total cost of revenue	4,630,400	4,882,850	5,290,787
Gross profit	9,665,765	9,907,344	8,456,459
Operating expenses:
Sales and marketing	5,256,283	4,100,765	4,745,375
Research and development	2,239,250	1,936,779	2,186,615
General and administrative	2,671,200	2,417,091	2,947,869
Restructuring	—	—	806,581
Total operating expenses	10,166,733	8,454,635	10,686,440
Income (loss) from operations	(500,968)	1,452,709	(2,229,981)
Interest and other income, net	185,725	140,172	139,894
Income (loss) before income tax benefit	(315,243)	1,592,881	(2,090,087)
Income tax benefit	(5,492)	(6,707)	(144,322)
Net income (loss)	$(309,751)	$1,599,588	$(1,945,765)
Net income (loss) per share:
Basic	$(0.08)	$0.42	$(0.56)
Diluted	$(0.08)	$0.41	$(0.56)
Weighted average shares used in per share calculations:
Basic	3,923,963	3,764,809	3,494,474
Diluted	3,923,963	3,946,306	3,494,474

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Treasury Stock			Additional		Accumulated Other	Total
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Deferred Compensation	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, December 31, 2002	3,716,878	$37,169	(227,878)	$(924,570)	$—	$31,972,136	$(25,671,834)	$(78,641)	$5,334,260
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,945,765)	—	(1,945,765)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	40,194	40,194
Total comprehensive loss	—	—	—	—	—	—	—	—	(1,905,571)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	11,500	46,636	—	(36,098)	—	—	10,538
Balance, December 31, 2003	3,716,878	37,169	(216,378)	(877,934)	—	31,936,038	(27,617,599)	(38,447)	3,439,227
Comprehensive loss:
Net income	—	—	—	—	—	—	1,599,588	—	1,599,588
Change in cumulative translation adjustment	—	—	—	—	—	—	—	34,036	34,036
Total comprehensive income	—	—	—	—	—	—	—	—	1,633,624
Purchase of treasury stock	—	—	(350,000)	(2,012,500)	—	—	—	—	(2,012,500)
Issuance of common stock and a warrant in a private placement to institutional and accredited investors, net of issuance costs of $154,135	651,000	6,510	—	—	—	3,439,355	—	—	3,445,865
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	49,972	240,678	—	(115,687)	—	—	124,991
Balance, December 31, 2004	4,367,878	43,679	(516,406)	(2,649,756)	—	35,259,706	(26,018,011)	(4,411)	6,631,207
Comprehensive loss:
Net loss	—	—	—	—	—	—	(309,751)	—	(309,751)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(54,973)	(54,973)
Total comprehensive loss	—	—	—	—	—	—	—	—	(364,724)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	11,290	57,918	—	(20,798)	—	—	37,120
Issuance of restricted stock	—	—	114,260	586,220	(902,808)	317,731	—	—	1,143
Deferred compensation expense					126,943				126,943
Balance, December 31, 2005	4,367,878	$43,679	(390,856)	$(2,005,618)	$(775,865)	$35,556,639	$(26,327,762)	$(59,384)	$6,431,689

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(309,751)	$1,599,588	$(1,945,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation	157,338	255,649	413,525
Accounts receivable reserves	(47,806)	(287,692)	(260,609)
Amortization of deferred compensation	126,943	—	—
Changes in assets and liabilities—
Accounts receivable	205,101	79,998	420,432
Prepaid expenses and other current assets	(58,528)	(8,896)	157,691
Inventory	79,612	(100,193)	151,904
Accounts payable	62,998	(58,089)	(146,238)
Accrued liabilities	(20,183)	34,836	(487,997)
Accrued restructuring	—	(443,830)	443,830
Other assets	—	2,400	—
Accrued state sales tax	(409,001)	(310,680)	(265,239)
Deferred revenue	197,410	110,206	71,697
Net cash (used in) provided by operating activities	(15,867)	873,297	(1,446,769)
Cash Flows from Investing Activities:
Purchases of property and equipment	(120,339)	(73,376)	(189,120)
Purchases of short-term investments	—	—	(1,999,449)
Proceeds from sale of short-term investments	—	—	3,596,604
Net cash (used in) provided by investing activities	(120,339)	(73,376)	1,408,035
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and common stock warrant	37,120	3,570,856	10,538
Net proceeds from issuance of restricted common stock	1,143	—	—
Purchase of treasury stock	—	(2,012,500)	—
Net cash provided by financing activities	38,263	1,558,356	10,538
Exchange rate effect on cash and cash equivalents	(85,906)	54,777	77,740
Net (decrease) increase in cash and cash equivalents	(183,849)	2,413,054	49,544
Cash and cash equivalents, beginning of year	10,655,121	8,242,067	8,192,523
Cash and cash equivalents, end of year	$10,471,272	$10,655,121	$8,242,067

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

Omtool, Ltd. (“Omtool” or the “Company”) provides document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar.

AccuRoute® is the software platform for simplified, simultaneous and secure document distribution. It lets companies control the integration and distribution of “mixed-mode” documents into ever-changing corporate information systems and processes. Similar in concept to a network router, the Company’s AccuRoute product is the document routing hub, transforming between both paper and electronic-based formats and routing the information within and outside the company.

Genidocs™, the Company’s secure document-delivery application product, integrates with existing e-mail systems and provides multiple options for content and attachment encryption, authentication, audit trail, delivery confirmation and digital signatures. Genifax™, the Company’s enterprise fax product, offers a scalable, server-based feature set and shares a common Microsoft Windows® server-based architecture with the Genidocs ™ product line.

The Company’s AccuRoute product further unifies the code bases and architecture of the Genidocs and Genifax products. With its routing capabilities, the Company’s  AccuRoute product provides a customer-specific software that easily manages both paper and electronic documents, with little or no user training required.

The Company resells certain hardware products (such as intelligent fax boards) from third-party vendors. Typically, hardware sales are a result of either new sales or existing customers upgrading their information technology infrastructure. Occasionally, where the Company’s customers also want fax capabilities, it sells hardware products with its AccuRoute product. These hardware sales are undertaken as a convenience to customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that are resold are not functional without the Company’s product software and it is not generally in the business of selling fax boards and modems. The Company purchases these hardware products as needed to ship to its customers and it maintains a minimal inventory of these hardware products.

Service and other revenue has historically consisted primarily of the sale of support contracts to complement software products licensed to customers. The Company generates a smaller portion of its service and other revenue from consulting, training and installation services.

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

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(b) Revenue Recognition

The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) service and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company’s resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company’s products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, on a pass through basis plus an additional mark-up, to end-users and indirectly through resellers. The hardware products that are resold are not functional without the Company’s software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of multiple elements including software, hardware and service revenue. The Company applies the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists,” with respect to providing for potential future product returns.

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. Software maintenance and support revenue is recognized over the term of the related maintenance period. Typically this is a one-year period, but occasionally the Company sells multiple-year maintenance contracts, in which case the associated revenue is recognized over the multiple-year term of the contract. Other service revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision regarding the Company’s product meeting published specifications and there are no uncertainties with regard to the customer’s acceptance then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

The Company’s transactions frequently involve the sales of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.” Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements. The Company’s services are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

The Company’s short term deferred revenue and long term deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company’s revenue recognition policy. At December 31, 2005 and 2004, deferred revenue consisted of the following:

	December 31,
	2005	2004
Deferred revenue—licenses	$15,594	$152,116
Deferred maintenance and support, current	$3,392,408	$3,052,956
Deferred maintenance and support, long-term	$410,232	$455,604
	$3,818,234	$3,660,676

(c) Software Development Costs

Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.” The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company’s consolidated financial position or results of operations. Consequently, no amounts have been capitalized.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6,944,924 and $6,812,560 at December 31, 2005 and 2004, respectively. Cash equivalents at December 31, 2005 and 2004 primarily consisted of investments in money market funds.

(e) Advertising Expense

The Company recognizes advertising expense as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $195,925, $64,211 and $78,803, respectively, as advertising expense.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(f) Inventory

Inventories consist of circuit boards purchased from third-party vendors, all of which are finished goods and are stated at lower of cost or market, with cost determined on the first-in, first-out basis. The Company reviews its inventory at the end of each month to ensure that there are no factors that would render the inventory excess or obsolete. To determine obsolescence, the Company considers current market conditions as well as specific vendor information related to the hardware products sold by the Company. If inventory is considered obsolete, then the Company will write the inventory down to zero value.

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification	Estimated Useful Life	2005	2004
Computer equipment	1—5 years	$3,193,669	$3,132,632
Computer software	2—3 years	$1,316,035	$1,333,107
Furniture and fixtures	5—7 years	$923,169	$945,309
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	$231,821	$229,061
		$5,664,694	$5,640,109
Less—Accumulated depreciation and amortization		$(5,489,128)	$(5,426,597)
		$175,566	$213,512

Depreciation expense was $157,338, $255,649 and $413,525 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(h) Stock Based Compensation

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) amends SFAS No. 123. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

The Company will implement SFAS No. 123(R) in the first quarter of 2006 and intends to use the modified prospective method. The Company expects the adoption will not have a material effect on its 2006 results. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net (loss) income, as reported	$(309,751)	$1,599,588	$(1,945,765)
Add: Stock compensation included in net (loss) income	$126,943	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(187,036)	$(232,995)	$(662,166)
Pro forma net (loss) income	(369,844)	$1,366,593	$(2,607,931)
Net (loss) income per share:
Basic, as reported	$(0.08)	$0.42	$(0.56)
Diluted, as reported	$(0.08)	$0.41	$(0.56)
Basic, pro forma	$(0.09)	$0.36	$(0.75)
Diluted, pro forma	$(0.09)	$0.35	$(0.75)

See the assumptions used in calculating the pro-forma stock option expense described in Note 7.

(i) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include the reserve for returns and bad debts, valuation of income taxes and the accrual for state sales tax. Actual results could differ from the recorded estimates.

(j) Concentration of Credit Risk, Fair Value of Financial Instruments and Significant Customers

The amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions and, at times, may exceed federally insured limits that the Company believes to be of high credit standing.

The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

As of December 31, 2005, one customer accounted for 11% of the Company’s accounts receivable balance. As of December 31, 2004, one customer accounted for 12% of the Company’s accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2005 and 2004. For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for greater than 10% of the Company’s total revenue.

(k) Accounts Receivable and Related Reserves

The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest. The Company maintains reserves for potential product returns and makes adjustments to these reserves as needed based on historical product return rates and considers the impact of new product introductions, changes in customer demand and acceptance of the Company’s products. Management’s calculation of the estimated return reserve is based upon (1) an account specific review of potential returns from recent sales, where a return probability is known and (2) an estimate based upon past historical returns as a percentage of revenue. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the allowance for doubtful accounts on a monthly basis. Management’s calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known and (2) an estimate based upon past historical bad debts, as a percentage of accounts receivable. The Company does not have any off-balance-sheet credit exposure to its customers.

The following schedule summarizes the activity of the Company’s accounts receivable reserve for the three years ended December 31, 2005:

Year Ended	Balance at Beginning of Year	Increases	Reductions		Balance at End of Year
December 31, 2003	$615,000	345,000(1)	(593,000	)(2)	$367,000
December 31, 2004	$367,000	50,000(1)	(335,000	)(2)	$82,000
December 31, 2005	$82,000	58,000(1)	(107,000	)(2)	$33,000

(1)          Amounts represent the establishment of reserves for potential sales returns or uncollectible accounts receivable. Increases to the reserve were made by decreasing revenue for sales returns and by increasing bad debt expense, respectively, for those accounts receivable that were deemed to be uncollectible.

(2)          Amounts represent the reversal of reserves that were no longer required. These reversals were made to revenue for sales returns and to bad debt expense on collection of accounts receivable previously deemed to be uncollectible or to accounts receivable for accounts that were written off during the period.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

In accordance with APB Opinion No. 20, Accounting Changes, the following table displays the effects of the net reduction in the accounts receivable reserve which impacted net income (loss) and net income (loss) per share (excludes write-offs):

Year Ended	Net Income (Loss)	Net Income (Loss) per Basic and Diluted Share
December 31, 2003	$(218,000)	$(0.06)
December 31, 2004	$272,000	$0.07
December 31, 2005	$40,000	$0.00

(l) Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year and revenue and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholders’ equity (accumulated other comprehensive income) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2005, 2004 and 2003.

(m) Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the year ended December 31, 2005 exclude 157,475 potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period. The dilutive effect of potential common shares in 2004, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128. For the year ended December 31, 2004, the dilutive calculation excludes the potential common shares related to 179,990 outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock. Diluted weighted average shares outstanding for the year ended December 31, 2003 exclude 495,586 potential common shares from stock options because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period. A reconciliation of basic and diluted common shares outstanding is as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted average number of common shares outstanding	3,923,963	3,764,809	3,494,474
Potential common shares pursuant to stock options and warrant	—	181,497	—
Diluted weighted average shares	3,923,963	3,946,306	3,494,474
Basic net (loss) income per common share	$(0.08)	$0.42	$(0.56)
Diluted net (loss) income per common and potential common share	$(0.08)	$0.41	$(0.56)

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(n) New Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises after the effective date of January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 modifies the accounting for abnormal inventory costs and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial position and results of operations.

(3) Related Party Transactions

On October 31, 2000, the Company entered into an agreement with eSped.com, Inc. (“eSped”) to sublease from the Company 4,500 square feet of the premises the Company is occupying at its Salem, New Hampshire, headquarters. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of Omtool, is also the Chief Executive Officer and Chairman of the Board of eSped and Mr. Schultz, a Director of Omtool, is a Director of eSped. The sub-lease is a tenancy at will and commenced on February 1, 2001. Either party may terminate the sublease with 120 days written notice to the other party. The amount of rent payments and building maintenance charges received was $62,037 in each of the years ended December 31, 2005, 2004 and 2003 and has been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the sublease have been negotiated at arms-length.

(4) Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Accrued health insurance expense	$169,811	$178,464
Accrued salary and salary-related	639,297	688,622
Accrued professional fees	128,801	141,322
Other accrued expenses	285,063	250,264
	$1,222,972	$1,258,672

(5) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” the objective of which is to recognize the amount of current and deferred income taxes at the date

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $20.0 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $1.1 million. If not utilized, these carryforwards expire through 2024. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), there could be annual limitations on the amount of carryforwards that can be realized in future periods.

The components of the net deferred tax asset are as follows:

	December 31,
	2005	2004
Net operating loss carryforward	$6,961,000	$6,811,000
Research and development tax credit carryforwards	1,137,000	954,000
Capital loss carryforward	309,000	309,000
Accrued liabilities and reserves	514,000	628,000
Valuation allowance	(8,921,000)	(8,702,000)
Net deferred tax asset	$—	$—

SFAS No. 109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of cumulative losses in recent years and continued economic uncertainty, the Company has provided a full valuation allowance against all of its net deferred tax assets and will continue to do so until it returns to an appropriate level of sustained taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future for that portion not related to the exercise of stock options.

At December 31, 2005, the Company has approximately $331,000 of net operating loss carryforwards and related valuation allowance in the United States resulting from the exercise of stock options. The Company will realize the benefit of these losses through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax (benefit) provision at federal statutory rate	(34.0)%	34.0%	(34.0)%
(Decrease) increase in tax resulting from—
State tax provision, net of federal benefit	4.1	3.6	2.8
Research and development tax credits	(58.1)	(3.8)	(3.6)
(Decrease) increase in valuation allowance	81.0	(34.0)	37.9
Difference in foreign tax rates	(0.9)	(1.0)	(6.9)
Other	6.2	0.8	(3.1)
Income tax benefit	(1.7)%	(0.4)%	(6.9)%

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

The income tax benefit in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$(2,619)	$8,681	$—
State	—	—	—
Foreign	(2,873)	(15,388)	(144,322)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax benefit	$(5,492)	$(6,707)	$(144,322)

The components of domestic and foreign (loss) income before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Domestic	$2,943	$1,496,137	$(2,601,795)
Foreign	(318,186)	96,744	511,708
	$(315,243)	$1,592,881	$(2,090,087)

(6) Stockholders’ Equity

(a) Private Placement to Institutional Investors and Other Accredited Investors

On March 29, 2004, the Company raised $3.6 million through the private placement to institutional and other accredited investors of 600,000 shares of its common stock at a price of $6.00 per share (the “Private Placement”). The fees associated with issuing the shares in connection with the Private Placement were $154,135 and were recorded as a reduction of additional paid-in capital. Furthermore, Omtool issued 51,000 shares of common stock and a warrant to purchase an additional 51,000 shares of common stock, exercisable over a five year period at a price of $6.00 per share, to its financial advisor or the advisor’s designees as payment for advisory services related to the Private Placement. In conjunction with the transaction, the Company repurchased shares of its outstanding common stock from an existing shareholder. See Treasury Stock below for more information.

(b) Treasury Stock

In October 1998 and in October 2002, the Company’s Board of Directors authorized the repurchase of up to 285,714 shares and $250,000 worth of shares, respectively, of the Company’s common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time on the open market. No time limit was placed on the duration of the repurchase programs. The Company may use the repurchased shares to offset shares issued in connection with various Company employee stock plans.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stockholders’ Equity (Continued)

In March 2004, the Company’s Board of Directors authorized the repurchase of 350,000 shares of its outstanding common stock from ASA International, an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and are held in treasury.

As of December 31, 2005, the Company had repurchased a total of 280,446 shares under the 1998 program and $250,000 worth, or 142,856 shares, under the 2002 program. The combined total of all repurchases is $773,302.

(c) Reserved Common Stock

As of December 31, 2005, 1,104,746 shares of common stock were reserved for issuance pursuant to all stock option plans, the employee stock purchase plan and the outstanding warrant.

(d) Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides for and the Board of Directors and stockholders authorized, 2,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. No shares have been issued as of December 31, 2005.

(e) Stock Splits

On March 30, 2004, Omtool’s Board of Directors approved a two-for-one forward stock split of the Company’s common stock in the form of a dividend, effective April 27, 2004, payable to each stockholder of record as of April 7, 2004. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for this two-for-one stock split.

On January 14, 2003, Omtool’s Board of Directors approved a one-for-seven reverse stock split of the Company’s common stock, effective January 15, 2003. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for this one-for-seven stock split.

(f) Stock Warrant

As described above, in conjunction with the Private Placement, the Company issued a warrant to purchase 51,000 shares of common stock exercisable over a five year period at a price of $6.00 per share to the Company’s financial advisor or the advisor’s designees as payment for advisory services related to the transaction. The warrant may only be exercised during the period commencing on October 1, 2004 and ending on September 30, 2009. The warrant has not been exercised as of December 31, 2005.

(g) Restricted Common Stock

During 2005, the Company sold a total of 115,516 shares of restricted common stock shares under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The shares of restricted common stock vest ratably over a four year service

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stockholders’ Equity (Continued)

period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell all such unvested shares of restricted common stock back to the Company at the original purchase price of $0.01 per share. During 2005, 1,256 shares of unvested restricted common stock were forfeited.

The Company recorded deferred compensation of approximately $903,000 during 2005 for the intrinsic value of the restricted common stock. Compensation expense included in net loss for the year ended December 31, 2005 was approximately $127,000. The Company is recognizing deferred compensation as compensation expense ratably over the expected four year vesting period.

(7) Stock Plans

(a) Stock Option Plans

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provided for the granting of options covering 428,572 shares of common stock. The 1996 Plan, administered by the Board of Directors, allowed for the granting of “incentive stock options” within the meaning of the IRC and nonqualified stock options. Incentive stock options under the 1996 Plan were granted at not less than the fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. Under the terms of the 1996 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company’s Board of Directors voted that no further options may be granted or issued under the 1996 Plan.

The Company’s 1997 Stock Plan, as amended, (the “1997 Plan”) provides for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the IRC and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. Under the terms of the 1997 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. The aggregate number of shares of common stock which may be issued pursuant to the 1997 Plan is 1,228,570. In accordance with the 1997 Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.

The Company accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and follows the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) amends SFAS No. 123. The Company is required to adopt  SFAS 123(R) in the first quarter of 2006 and does not expect it to have a material impact on its future results of operations. Based on the use of the Black-Scholes option pricing model, options granted in 2004 and 2003 had a weighted average grant date fair value per share of $4.57 and $1.10, respectively. No options were granted in 2005.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Stock Plans (Continued)

The assumptions used are as follows:

	Year Ended December 31,
	2005		2004	2003
Risk-free interest rate	N/A	%	2.67%	2.68%
Volatility	N/A	%	95.0%	95.0%
Expected dividend yield	N/A		—	—
Expected lives	N/A		4 Years	4 Years

The following is a summary of all stock option activity:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2002	757,396	$0.74-$28.88	$6.14
Granted	50,000	0.74-1.85	1.63
Exercised	(572)	0.88	0.88
Canceled and expired	(311,238)	0.74-17.06	3.85
Outstanding, December 31, 2003	495,586	0.74-19.25	6.17
Granted	5,260	6.76	6.76
Exercised	(42,206)	0.74-4.10	2.55
Canceled and expired	(12,264)	2.63-17.06	9.87
Outstanding, December 31, 2004	446,376	0.74-19.25	6.41
Granted	—	—	—
Exercised	(6,992)	0.74-4.10	1.40
Canceled and expired	(75,670)	2.63-17.06	10.15
Outstanding, December 31, 2005	363,714	$0.74-$19.25	$5.73
Exercisable, December 31, 2005	335,320	$1.85-$19.25	$6.05

At December 31, 2005, options to purchase 687,869 shares of common stock were available for future grants under the 1997 Plan.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Stock Plans (Continued)

The range of exercise prices for options outstanding and options exercisable at December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Exercise Price Per Share
		(Years)
$0.74-0.74	5,000	7.3	$0.74	—	$—
1.85-2.63	206,748	5.9	2.47	185,783	2.54
3.19-4.20	7,332	5.4	3.64	6,328	3.57
6.48-8.54	69,820	4.5	7.71	68,395	7.73
10.06-12.69	33,430	4.0	10.11	33,430	10.11
15.31-19.25	41,384	3.0	16.12	41,384	16.12
	363,714	5.1	$5.73	335,320	$6.05

(b) 1997 Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. As of December 31, 2005, 49,046 shares had been issued under the 1997 Purchase Plan.

(8) 401(k) and Profit-Sharing Plan

The Company’s 401(k) and Profit-Sharing Plan (the “Profit-Sharing Plan”) covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. The Company contributed $131,000, $109,000 and $114,000 to the Profit-Sharing Plan for the years ended December 31, 2005, 2004 and 2003, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company’s management. During 2005, 2004 and 2003, the Company made no additional discretionary contributions.

(9) Lease Commitments

The Company leases certain equipment and its office facilities under operating leases that expire at various times through December 2006. Future minimum lease payments under these leases at December 31, 2005 are $201,000 for the year ending December 31, 2006. At December 31, 2005, the Company had no other operating lease commitments.

The Company’s lease of its current office space used as its headquarters and primary business location in Salem, New Hampshire expired on December 31, 2005 and the Company is currently a tenant-at-will at this location and is making monthly lease payments of $21,000.

In January 2006, the Company entered into a new lease agreement and plans to move its headquarters to Andover, Massachusetts in April 2006. The Company will be required to make lease payments related to this new lease of $95,000, $379,000, $379,000, $395,000 and $401,000 for the years ended December 31,

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Lease Commitments (Continued)

2006, 2007, 2008, 2009 and 2010, respectively. The term of the lease is ten years and the Company has an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, the Company is not required to pay rent for the first six months commencing upon the date of occupancy and the landlord will provide the Company with a tenant improvement allowance up to $308,000. Additionally, the Company has a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If the Company decides to terminate the lease, it must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance. On January 24, 2006, the Company entered into an agreement for construction projects with a contractor whereby the Company will pay approximately $435,000 to the contractor in exchange for the contractor performing certain interior renovations at the Company’s future corporate headquarters located at Six Riverside Drive, Andover, Massachusetts.

Rent expense, net of sub-lease rentals, included in the accompanying consolidated statements of operations was $516,000, $476,000 and $444,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10) Restructuring Costs

In the third quarter of 2003, the Company announced a restructuring of certain of its operations and recorded a pretax charge of $806,581 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included severance-related costs associated with the workforce reduction in the Company’s domestic operations and costs associated with the closing of its Oregon office. The reduction in workforce consisted of three employees in the Company’s sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company’s research and development department. The balance of this charge consisted of costs incurred as a result of the closure of the Company’s Oregon facility.

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

(11) Guarantees

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Guarantees (Continued)

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

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain customers, in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated amounts of potential liability arising out of these agreements is minimal.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to certain of its customers for the life of the product. If necessary, the Company would provide for the estimated cost of product warranty based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product warranty. As a result, the Company believes that the estimated amounts of potential liability arising out of these agreements is minimal.

(12) Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment — software and hardware sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total revenue from international sources was approximately $2.8 million, $3.3 million and $3.1 million in 2005, 2004 and 2003, respectively. The Company’s revenue from international sources was primarily generated from customers located in Canada, Europe and South Africa.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Segment and Geographic Information (Continued)

The following table represents amounts relating to geographic locations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Total revenue(1)
United States	$11,536,784	$11,502,207	$10,647,321
United Kingdom	985,129	1,228,182	1,281,283
Canada	656,280	784,927	503,222
South Africa	294,243	296,816	264,784
Rest of World	823,729	978,062	1,050,636
	$14,296,165	$14,790,194	$13,747,246
Long-lived assets(2)
United States	$168,360	$215,879
United Kingdom	18,768	9,195
	$187,128	$225,074

(1)          Revenue is attributed to geographic regions based on location of customer.

(2)          Long-lived assets include property and equipment and other assets.

(13) Asset Write-off

In April 1999, the Company purchased 262,346 shares of Series B Preferred Stock (“Preferred Stock”) of .comfax, Inc. (which later changed its name to MessageClick, Inc. (“MessageClick”)), a development-stage company that developed and marketed Internet-based facsimile communications devices. As part of the transaction, the Company purchased a patent, United States Patent No. 5,872,845, entitled Method and Apparatus for Interfacing Fax Machines to Digital Communication Networks from MessageClick. The Company paid $850,000 for the Preferred Stock and the patent.

The Company initially recorded its investment in MessageClick at the total purchase price of $850,000 and placed no value on the patent, which patent, to date, the Company has not used . At the end of each quarter following this purchase, the Company evaluated the carrying cost of this investment and adjusted the balance, if it was deemed appropriate, to what the Company believed to be its realizable value. In making this decision, the Company reviewed the most recent MessageClick financial statements that were made available to the Company’s management, had discussions with MessageClick’s management and reviewed documents relating to subsequent rounds of financing received by MessageClick. Based on the aforementioned, the Company determined that as of December 31, 1999, the carrying value of the investment was $708,335. During each of the first, second and third quarters of fiscal year 2000, the Company reduced the carrying value of the investment by $70,833. During the fourth quarter of 2000, the Company wrote-off the entire remaining carrying value of the investment. The decision to write-off the investment is described below.

On November 3, 2000, MessageClick was acquired by Verso Technologies, Inc. (“Verso”), a company publicly traded on the Nasdaq National Market under the symbol VRSO. The Company received 45,487 shares of Verso common stock, $243.47 cash, which included cash the Company was entitled to and cash in

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Asset Write-off (Continued)

lieu of fractional shares of Verso and a warrant to purchase 8,580 shares of Verso common stock in exchange for its 262,346 shares of Preferred Stock. The 45,487 shares of Verso common stock received by the Company were unregistered and the Company was restricted from selling these shares for twelve months from the date of the acquisition. Additionally, the Company only had “piggy back” registration rights for those shares of Verso common stock. Furthermore, the Company potentially would receive an additional 20,642 shares of Verso common stock if certain conditions of the purchase agreement were met.

At the time of the acquisition, Verso was trading at $3.38 per share and at December 31, 2000, Verso was trading at $1.50 (resulting in $68,230.50 in value for the 45,487 shares). Additionally, as of March 30, 2001 (prior to the Company filing its Form 10-K for the year ended December 31, 2000), Verso was trading at $0.75 a share, thus providing a trading value as of March 30, 2001 of the Company’s investment of $34,115.25. Due to the rapid and significant decline in Verso’s common stock, the restriction on sale of the stock, the uncertainty of the ultimate realizability of the stock and the immateriality of the value of the shares, the Company decided to write-off the entire carrying value of $708,335 of the investment as of December 31, 2000.

In 2002, the Company sold 45,487 of its Verso Common Stock for approximately $11,000 and recorded the realized value in Interest and Other Income at that time.

On July 18, 2003, the Company received an additional 11,029 shares of Verso Common Stock as certain conditions described in the purchase agreement were met. The Company sold those shares on September 8, 2003 for $4.63 per share for total gross proceeds of $51,000. This amount is included in Interest and Other Income. The Company does not expect to receive any additional shares of Verso common stock. The Company’s warrant to purchase 8,580 shares of Verso common stock expired in November 2005.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Results of Operations (unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$3,861,484	$3,570,299	$3,165,770	$3,698,612
Gross profit	2,579,665	2,354,409	2,107,130	2,624,561
Net income (loss)	142,040	11,764	(343,430)	(120,125)
Net income (loss) per share:
Basic	$0.04	$0.00	$(0.09)	$(0.03)
Diluted	$0.04	$0.00	$(0.09)	$(0.03)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$4,028,078	$3,367,581	$3,448,004	$3,946,531
Gross profit	2,575,083	2,322,234	2,334,727	2,675,300
Net income	379,755	277,680	394,209	547,944
Net income per share:
Basic	$0.11	$0.07	$0.10	$0.14
Diluted	$0.10	$0.07	$0.10	$0.14