Form 10-Q
period 2006-03-31
OMTOOL LTD
filed 2006-05-11
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-22871

OMTOOL, LTD.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0447481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6 Riverside Drive, Andover, MA	01810
(Address of Principal Executive Offices)	(Zip Code)

(978) 327-5700

(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

There were 4,040,075 shares of the Company’s common stock, par value $0.01, outstanding on May 9, 2006.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended March 31, 2006
CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,136,988	$10,471,272
Accounts receivable, net of reserves of $11,000 at March 31, 2006 and $33,000 at December 31, 2005, respectively	1,645,914	1,618,799
Inventories	27,093	58,380
Prepaid expenses and other current assets	329,265	333,419
Total current assets	11,139,260	12,481,870
Property and equipment, net	517,863	175,566
Other assets	21,562	11,562
Total assets	$11,678,685	$12,668,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,202,830	$905,288
Accrued liabilities	1,153,773	1,222,972
Accrued state sales tax	292,593	290,815
Deferred revenue, current	3,448,798	3,408,002
Total current liabilities	6,097,994	5,827,077
Long term liabilities:
Deferred revenue, long-term	437,657	410,232
Total liabilities	6,535,651	6,237,309

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,367,878 shares at March 31, 2006 and December 31, 2005; Outstanding — 4,037,576 shares at March 31, 2006 and 3,977,022 shares at December 31, 2005, respectively	43,679	43,679
Deferred compensation	—	(775,865)
Additional paid-in capital	34,546,128	35,556,639
Accumulated deficit	(27,695,764)	(26,327,762)
Treasury stock, at cost, 330,302 shares at March 31, 2006 and 390,856 shares at December 31, 2005	(1,698,810)	(2,005,618)
Accumulated other comprehensive loss	(52,199)	(59,384)
Total stockholders’ equity	5,143,034	6,431,689

Total liabilities and stockholders’ equity	$11,678,685	$12,668,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Software license	$1,031,819	$1,317,629
Hardware	557,400	837,344
Service and other	1,747,285	1,706,511

Total revenue	3,336,504	3,861,484

Cost of revenue:
Software license	31,441	20,767
Hardware	345,078	543,677
Service and other	713,099	717,375

Total cost of revenue	1,089,618	1,281,819

Gross profit	2,246,886	2,579,665

Operating expenses:
Sales and marketing	2,052,207	1,179,316
Research and development	707,252	516,990
General and administrative	899,942	775,171

Total operating expenses	3,659,401	2,471,477

Income (loss) from operations	(1,412,515)	108,188

Interest and other income, net	44,513	40,629

Income (loss) before tax provision	(1,368,002)	148,817

Income tax provision	—	6,777

Net income (loss)	$(1,368,002)	$142,040

Net income (loss) per share:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04

Weighted average shares used in per share calculations:
Basic	4,020,573	3,853,933
Diluted	4,020,573	4,055,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(1,368,002)	$142,040
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	32,391	46,581
Accounts receivable reserves	(2,863)	(23,408)
Stock-based compensation	77,265	19,415
Changes in assets and liabilities:
Accounts receivable	(22,174)	(576,946)
Prepaid expenses and other current assets	4,945	(103,653)
Inventory	31,287	(17,666)
Other assets	(10,000)	-
Accounts payable	296,675	141,120
Accrued liabilities	(70,245)	4,229
Accrued state sales tax	1,778	(25,439)
Deferred revenue	63,119	230,518

Net cash used in operating activities	(965,824)	(163,209)

Cash Flows from Investing Activities:
Purchases of property and equipment	(374,461)	(27,525)

Net cash used in investing activities	(374,461)	(27,525)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	9,792	18,739
Net proceeds from issuance of restricted common stock	622	—
Purchase of treasury stock	(15,517)	—

Net cash (used in) provided by financing activities	(5,103)	18,739

Exchange rate effect on cash and cash equivalents	11,104	(14,393)

Net decrease in cash and cash equivalents	(1,334,284)	(186,388)

Cash and cash equivalents, beginning of period	10,471,272	10,655,121

Cash and cash equivalents, end of period	$9,136,988	$10,468,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar. The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  Net Income (Loss) Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Diluted weighted average shares outstanding for the fiscal quarter ended March 31, 2006 exclude 414,142 potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the period presented as the Company reported a net loss during the period. The dilutive effect of potential common shares for the fiscal quarter ended March 31, 2005, consisting of outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS No. 128. For the fiscal quarter ended March 31, 2005 the dilutive calculation excludes the potential common shares related to 112,560 outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock. A reconciliation of basic and diluted common shares outstanding is as follows:

	Three months ended March 31,
	2006	2005
Weighted average number of common shares outstanding	4,020,573	3,853,933
Potential common shares pursuant to stock options and warrant	—	201,331
Diluted weighted average shares	4,020,573	4,055,264
Basic net income (loss) per common share	$(0.34)	$0.04
Diluted net income (loss) per common share and potential common share	$(0.34)	$0.04

(3)  Income Taxes

SFAS No. 109, “Accounting for Income Taxes,”  requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of cumulative losses in recent years and continued economic uncertainty, the Company has provided a full valuation allowance against its net deferred tax assets and will do so until it returns to an appropriate level of sustained taxable income. The ultimate realization of these deferred tax assets depends upon the Company’s ability to generate sufficient future taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future.

During the three months ended March 31, 2006, the Company did not record a tax provision due the net loss incurred during the period. During the three months ended March 31, 2005, the Company recorded a tax provision of approximately $7,000 for expected tax liability in the United States.

(4)  Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended March 31,
	2006	2005
Net income (loss)	$(1,368,002)	$142,040
Foreign currency translation adjustments	7,185	(10,136)
Comprehensive income (loss)	$(1,360,817)	$131,904

(5)  Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R),”Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method.  SFAS No. 123R requires the Company to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provide for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The aggregate number of shares of common stock that may be issued pursuant to the 1997 Stock Plan is 1,228,570. Shares issued pursuant to these plans are issued from treasury to the extent they are available.

Prior to the adoption of SFAS No. 123R, the Company recorded deferred compensation based on the intrinsic value of the shares of restricted stock at the time of sale. The Company then recognized deferred compensation as compensation expense ratably over the expected four year vesting period. Due to the adoption of SFAS No. 123R, the balance of deferred compensation of approximately $776,000, relating entirely to restricted stock grants, as of December 31, 2005, has been reclassified to additional paid-in-capital in the accompanying unaudited consolidated balance sheet as of March 31, 2006.  With respect to restricted stock, the Company recognized approximately $69,000 and $19,000 of stock-based compensation expense during the three month period ended March 31, 2006 and March 31, 2005, respectively.

Prior to January 1, 2006, the Company accounted for its other stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for options granted using the Black-Scholes option pricing model.

As a result of adopting SFAS No. 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the three months ended March 31, 2006 of approximately $8,000 for stock options and the employee stock purchase plan, of which $2,000 is recorded in cost of service and other revenue and $6,000 is recorded in operating expenses.

The net impact of adopting the new accounting guidance for the three months ended March 31, 2006 was as follows:

	Under Adoption of SFAS No. 123R	If SFAS 123R had not been adopted
Income (Loss) from operations	$(1,412,515)	$(1,404,608)
Net Loss	$(1,368,002)	$(1,360,095)
Basic Loss per Share	$(0.34)	$(0.34)
Diluted Loss per Share	$(0.34)	$(0.34)

The following table illustrates the effect on net income and net income per share that would have been reported if the fair value method had been used to account for stock-based compensation in 2005. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Three Months Ended March 31, 2005
Net income, as reported	$142,040
Add: Stock compensation included in net income	19,415
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(45,704)
Pro forma net income	$115,751

Net income per share:
Basic, as reported	$0.04
Diluted, as reported	$0.04
Basic, pro forma	$0.03
Diluted, pro forma	$0.03

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan. In accordance with the 1997 Stock Plan, stock options that are canceled or expired are added back to the potential options available for future issuance. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual at the end of each reporting period. The Company did not grant any stock options during the three months ended March 31, 2006 or March 31, 2005. The total fair value of stock options vested during the period ended March 31, 2006 was $3,900.

Total compensation expense related to unvested stock options was $25,000 as of March 31, 2006, which amount the Company expects to recognize over a weighted average period of 0.9 years.

Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2005	363,714	$5.733
Granted	—	—
Exercised	—	—
Canceled and expired	(572)	6.31
Outstanding, March 31, 2006	363,142	$5.73	4.9	$1,225,481
Exercisable, March 31, 2006	336,260	$6.04	4.7	$1,190,994

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period. The weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $2.77 for the three months ended March 31, 2006, based upon the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.4%
Volatility	95.0%
Expected dividend yield	0.0
Expected life	0.5 Years

Historical Company information was the primary basis for the expected volatility assumptions. The expected life is equal to the six-month purchase period. The remaining expense to be recognized related to estimated purchases was $2,600 as of March 31, 2006, which amount the Company expects to recognize in the second quarter of fiscal year 2006.

Restricted Stock

As discussed further below, the Company has sold shares of restricted common stock (“restricted stock”) under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The shares of restricted stock vest ratably over a four year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the four year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 6%. The Company trues-up estimated forfeitures to actual at the end of each reporting period. During the three months ended March 31, 2006 and March 31, 2005, the Company sold 62,196 and 58,684 shares of restricted stock, respectively, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The total fair value of restricted stock vested during the period ended March 31, 2006 was $111,000.

Total compensation expense related to unvested shares of restricted stock was $1,112,000 as of March 31, 2006, which amount the Company expects to recognize over a weighted average period of 3.5 years.

Restricted stock activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	114,260	$7.93
Granted	62,196	6.84
Vested	(14,357)	7.70
Forfeited	(1,406)	7.70
Unvested, March 31, 2006	160,693	7.51

(6)  Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005
Accrued health insurance expense	$189,848	$169,811
Accrued salary and salary-related	629,057	639,297
Accrued professional fees	108,637	128,801
Other accrued expenses	226,231	285,063
	$1,153,773	$1,222,972

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

Total revenue from international sources was $438,000 and $455,000 for the three months ended March 31, 2006 and 2005, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended March 31,
	2006	2005
Total revenue (1)
United States	$2,898,667	$3,406,408
United Kingdom	171,614	181,922
Canada	175,268	97,876
South Africa	30,653	36,662
Rest of World	60,302	138,616
	$3,336,504	$3,861,484

	March 31, 2006	December 31, 2005
Long-lived assets (2)
United States	$519,166	$168,360
United Kingdom	20,259	18,768
	$539,425	$187,128

(1)          Revenues are attributed to geographic regions based on location of customer.

(2)          Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006.

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

AccuRoute®, our flagship product, is a software platform for simplified, simultaneous and secure document distribution. Our AccuRoute product allows companies to control the integration and distribution of mixed-mode documents into ever-changing corporate information systems and processes. Similar in concept to a network router, our AccuRoute product is the document routing hub, transforming both paper and electronic-based documents into electronic files and routing that information both within and outside an organization.

Working with virtually all multi-function devices (“MFDs”) and electronic information systems (enterprise content management, document management, records management and archival systems, as well as fax and e-mail systems), our AccuRoute product provides a device-independent, personalized solution that enables users to distribute documents from a multi-function device panel or right from their desktop computers using a familiar and comfortable interface. In addition, our AccuRoute product supports the movement of electronic documents and information, enabling companies to increase employee productivity by quickly capturing hardcopy documents, distributing them in electronic form and, through its security features, complying with privacy regulations related to health, financial and other confidential information.

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

Our AccuRoute product further unifies the code bases and architecture of our Genidocs and Genifax products. With its routing capabilities, our AccuRoute product provides a customer-specific software solution that easily manages both paper and electronic documents, with little or no user training required.

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

We will continue to focus on those vertical markets where regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format. We also expect to maintain an established position in our  historic market — secure electronic document exchange primarily via fax. In addition, we plan to continue the evolution of our AccuRoute product line; encapsulate the functionality of all our products into a single, configurable platform; expand our integration with complementary technologies (such as document and records management tools); and extend our document capture capabilities to continue to include compatibility with virtually all MFDs and scanners. In this manner, we will pursue a leadership position in the broader document delivery/routing and management market that we believe will grow in response to increasingly regulated communications and stringent privacy requirements.

We resell certain hardware products (such as intelligent fax boards) from third-party vendors typically in connection with sales of our Genifax product. In most instances, hardware sales are a result of either new sales or sales to existing customers who are upgrading their IT infrastructure. Occasionally, where our customers also want fax capabilities, we sell hardware products with our AccuRoute product. We undertake these hardware sales as a convenience to our customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that we resell are not functional without our product software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we typically maintain a minimal inventory of these hardware products.

Service and other revenue has historically consisted primarily of the sale of support contracts to complement software products we license to our customers. We generate a smaller portion of our service and other revenue from consulting, training and installation services.

We continue to expand our presence and penetration of the legal vertical market through the development of reference accounts and by proving AccuRoute’s viability as evidenced by adoption of our AccuRoute product by approximately 120 law firms. In parallel, we are building a firm base upon which to launch our AccuRoute product in the financial services and healthcare vertical markets. During the second half of 2005, we dramatically increased our sales and marketing spending, as called for in our strategic plan. While the results of these investments that began in late 2005 were not evident in our financial results for the first quarter of 2006, we believe that we will start to see gradual improvement in our financial results throughout the remainder of 2006 as we continue to implement a substantial and long-term growth path for the Company. One expected driver for growth during the remainder of 2006 is anticipated further market acceptance of our AccuRoute product. Going forward, our primary focus is to penetrate further targeted vertical and geographic markets, reaping the benefits of our sales and marketing investments. During the remainder of 2006, in both the United States and Europe, we will continue to focus our AccuRoute sales in the legal vertical market, while also expanding our focus to encompass the financial services and healthcare vertical markets through direct sales efforts. In parallel, we will also expand our focus on distribution and reseller partners. During 2006, we will continue — in fact accelerate — our investment in sales and marketing and business development and we expect to start seeing the impact of these investments in growing our business during the remainder of 2006. Achieving quarterly profitability with these investments will require an overall increase in revenue. We expect revenue to increase gradually during the remainder of 2006. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Income (Loss)	Software License Revenue
Three months ended March 31, 2006	$3,336,504	$(1,368,002)	$1,031,819
Three months ended March 31, 2005	$3,861,484	$142,040	$1,317,629
Change over same period of prior fiscal year	$(524,980) or (13.6)%	$(1,510,042) or (1,063.1)%	$(285,810) or (21.7)%

During the first three months of 2006, we experienced a decrease in our software license revenue as a result of a decrease in sales for both our legacy fax and AccuRoute products. The decline in our hardware revenue was due to a decrease in legacy fax product sales, which are the main driver for our hardware revenue. We experienced an increase in service and other revenue due primarily to an increase in AccuRoute related support, which more than doubled compared to the first quarter of 2005. This increase in service and other revenue was offset in part by a decline in our fax related maintenance support revenue. Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation are fixed in advance of a particular quarter. As a result, our costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

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

We have historically derived a majority of our total revenue from sales within the United States. Revenue from our European operations decreased during the three months ended March 31, 2006, as compared to the same period in 2005, due to a decrease in Europe of sales of our legacy fax software. We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets. In addition, we have recently added new resources to our European operations, including a new managing director of Europe, Middle East and Africa, which we expect will help to improve our results in the region. There can be, however, no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended	$3,336,504	$2,898,667	$437,837
March 31, 2006		or 86.9% of Total Revenue	or 13.1% of Total Revenue

Three months ended	$3,861,484	3,406,408	$455,076
March 31, 2005		or 88.2% of Total Revenue	or 11.8% of Total Revenue

Change from same period of	$(524,980)	$(507,741)	$(17,239)
prior fiscal year	or (13.6)%	or (14.9)%	or (3.8)%

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

	Total Software License and Hardware Revenue	Software License and Hardware Revenue from Indirect Distribution Channel Sales	Software License and Hardware Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License and Hardware Revenue
Three months ended March 31, 2006	$1,589,219	$571,281	35.9%
Three months ended March 31, 2005	$2,154,973	$629,714	29.2%
Change from same period of prior	$(565,754)	$(58,433)	6.7%
fiscal year	or (26.3)%	or (9.3)%

Recent events

In January 2006, we entered into a new lease agreement for approximately 44,000 square feet of office space and moved our headquarters to this facility in Andover, Massachusetts at the end of April 2006. The lease has a ten-year term and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, the landlord will provide us with a tenant improvement allowance of up to $308,000. Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If we decide to terminate the lease, we must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance. We believe the new facility will be suitable and sufficient for our needs for the foreseeable future.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” to all transactions involving the sale of multiple elements including software, hardware and service revenue. We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” with respect to providing for potential future product returns. As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

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

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions.”  Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For all sales, we use a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis.

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We review Dunn & Bradstreet credit reports for our resellers and adjust our credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is credit-worthy then we predominantly sell to those resellers on cash on delivery terms. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

Our combined accounts receivable and product returns reserve was $11,000 and $33,000 at March 31, 2006 and December 31, 2005, respectively. Both components of calculating the estimated reserve — specific identification and historic experience — are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

Software Development Costs.   We consider software development costs for capitalization when technological feasibility is established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.”  We sell software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations. Therefore, we charge all software development costs to operations in the period incurred.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

	Three months ended March 31,
	2006	2005
Revenue:
Software license	30.9%	34.1%
Hardware	16.7	21.7
Service and other	52.4	44.2
Total revenue	100.0	100.0
Cost of revenue:
Software license	0.9	0.5
Hardware	10.3	14.1
Service and other	21.4	18.7
Total cost of revenue	32.6	33.3
Gross profit	67.4	66.7
Operating expenses:
Sales and marketing	61.5	30.5
Research and development	21.2	13.4
General and administrative	27.0	20.1
Total operating expenses	109.7	64.0
Income (loss) from operations	(42.3)	2.7
Interest and other income, net	1.3	1.1
Income tax provision	0.0	0.2

Net income (loss)	(41.0)%	3.6%

Gross profit:
Software license	97.0%	98.4%
Hardware	38.1	35.1
Service and other	59.2	58.0

Three Months Ended March 31, 2006 and 2005

Revenue

Software License.   During the three months ended March 31, 2006, our total revenue was $3.3 million, a decrease of $0.5 million from $3.9 million for the three months ended March 31, 2005. Our software license revenue decreased by approximately 22% to $1.0 in the three months ended March 31, 2006, compared to $1.3 million in the same period in 2005, as a result of a decline in software license revenue for both our legacy fax and AccuRoute products. We did not have any sales of our other software products during the three month period ended March 31, 2006, which reflects our continued focus on the development and sale of our AccuRoute product.

During the three months ended March 31, 2006, our revenue by product category (excluding freight and allowances for returns) for the three months ended March 31, 2006, as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Other Software License Revenue
Three months ended March 31, 2006	$3,336,504	$1,031,819	$521,889	$498,980	$0
Three months ended March 31, 2005	$3,861,484	$1,317,629	$604,455	$690,588	$4,845
Change from same period	$(524,980)	$(285,810)	$(82,566)	$(191,608)	$(4,845)
of prior fiscal year	or (13.6)%	or (21.7)%	or (13.7)%	or (27.7)%	or (100.0)%

During the three months ended March 31, 2006, our software license revenue represented a decreased percentage of our total revenue, based primarily on a decrease in software license sales for the three months ended March 31, 2006 when compared to the same period in 2005.

Software License Revenue as a Percentage of Total Revenue
Three months ended March 31, 2006	30.9%
Three months ended March 31, 2005	34.1%
Change from same period of prior fiscal year	(3.2)%

The results for the three months ended March 31, 2006 and 2005 demonstrate that our license revenue has shifted towards our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines and other components of revenue (excluding freight and allowances for returns) as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as Percentage of Software License Revenue	Other Software License Revenue as a Percentage of Software License Revenue
Three months ended March 31, 2006	50.6%	48.4%	0.0%
Three months ended March 31, 2005	45.9%	52.4%	0.4%
Change from same period of prior fiscal year	4.7%	(4.0)%	(0.4)%

Included in software license revenue for the three months ended March 31, 2006 and 2005 is a reduction of $2,000 and $18,000 respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon historical returns and in 2005, for specific accounts from where we determined that the risk of a return was no longer present. Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance.

Hardware.   Hardware revenue decreased during the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005 due to a decrease in our legacy fax product, which sales are the main driver for our hardware revenues.

	Hardware Revenue	Hardware Revenue as a Percentage of Total Revenue
Three months ended March 31, 2006	$557,400	16.7%
Three months ended March 31, 2005	$837,344	21.7%
Change from same period of prior fiscal year	$(279,944) or (33.4)%	(5.0)%

Included in hardware revenue for the three months ended March 31, 2006 and 2005 is a reduction of $1,000 and $6,000, respectively, in the sales returns and allowance reserve relating primarily to a general estimate based upon historical returns and in 2005, for specific accounts where we determined that the risk of a return is no longer present. We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.   Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased in the three months ended March 31, 2006, as compared to the same period in the prior fiscal year. This increase was due primarily to an increase in AccuRoute related support, which more than doubled from the first quarter of 2005, as a result of increased sales during 2005 of our AccuRoute product. This increase was offset in part by a decrease in support related to our legacy fax product line.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended March 31, 2006	$1,747,285	52.4%
Three months ended March 31, 2005	$1,706,511	44.2%
Change from same period of prior fiscal year	$40,774 or 2.4%	8.2%

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our United States and European operations and continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.   Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication. Cost of software license revenue for the three months ended March 31, 2006 increased by 51% as compared to the corresponding period in the previous fiscal year. The increase is due primarily to increased royalty payments associated with additional third-party software we incorporated into our products during the third quarter of 2005 . We believe that these newly licensed third-party software components will improve the capabilities and functionality of our products.

We may license additional third-party software components in the future therefore, we expect that our software license cost as a percentage of software license revenue may increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the first quarter of 2006, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Three months ended March 31, 2006	$31,441	97.0%
Three months ended March 31, 2005	$20,767	98.4%
Change from same period of prior fiscal year	$10,674 or 51.4%	(1.4)%

Hardware.   Cost of hardware revenue consists primarily of the costs we incur in purchasing third-party hardware products. Cost of hardware revenue represented 62% and 65% of hardware revenue for the three months ended March 31, 2006 and March 31, 2005, respectively. During the first quarter of 2006, we incurred decreased dollar costs related to hardware revenue due primarily to the decrease in our hardware unit sales. However, our gross margin percentage for hardware sales increased during this period due to a favorable change in the mix of particular hardware products sold. We do not expect significant changes in unit prices for the remainder of 2006.

	Cost of Hardware Revenue	Hardware Gross Margin
Three months ended March 31, 2006	$345,078	38.1%
Three months ended March 31, 2005	$543,677	35.1%
Change from same period of prior fiscal year	$(198,599)	3.0%
	or (36.5)%

Service and Other.   Cost of service and other revenue consists primarily of the costs we incur in providing telephone support as well as other miscellaneous customer service-related expenses. Total cost of service and other revenue remained consistent with the same period in prior year. Our gross margin percentage for service and other revenue increased to 59% for the three months ended March 31, 2006, compared to 58% in the same period in 2005. The slight increase in gross margin is primarily due to an increase in service and other revenue. We do not expect any significant variances in our service and other gross margin percentages for the remainder of fiscal year 2006.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended March 31, 2006	$713,099	59.2%
Three months ended March 31, 2005	$717,375	58.0%
Change from same period of prior fiscal year	$(4,276)	1.2%
	or (0.6)%

Operating Expenses

Sales and Marketing.   Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as  direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses increased in the first quarter of 2006 as compared to the same period in 2005 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.

Additionally, we increased our marketing program expenditures, including tradeshows, public relations and lead generation programs during the first quarter of 2006 as compared to the same period in the prior fiscal year. These expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets. Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass the financial services and healthcare vertical markets. During fiscal year 2006, we will continue — in fact accelerate — our investment in sales and marketing and business development and we expect to start seeing the impact of these investments in growing our business during the remainder of 2006.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended March 31, 2006	$2,052,207	61.5%
Three months ended March 31, 2005	$1,179,316	30.5%
Change from same period of prior fiscal year	$872,891 or 74.0%	31.0%

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. For the quarter ended March 31, 2006, our research and development expenses increased as compared to the same period in the prior fiscal year due primarily to an increase in consulting expenses as compared with the same period in 2005, as we continue our third party consulting arrangements in an effort to make our development process more efficient. We expect our research and development expenses to increase in absolute dollars as we hire additional engineers and engage in more third party consulting arrangements to support our expansion of our AccuRoute product into other vertical markets.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended March 31, 2006	$707,252	21.2%
Three months ended March 31, 2005	$516,990	13.4%
Change from same period of prior fiscal year	$190,262 or 36.8%	7.8%

General and Administrative. General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. In the most recently completed fiscal quarter, our general and administrative expenses increased as compared to the same period in the prior fiscal year. The increase in general and administrative expenses, both in dollar amount and as a percentage of total revenue, is due to an increase in resources allocated to the department resulting in increased wages expense, including stock-based compensation. In addition, general and administrative expenses increased in the first quarter of 2006 compared to the first quarter of 2005, due to an increase in accounting and legal expenses as a result of increased expenses related to sales tax compliance and to a lesser extent, an increase in travel expenses. We did not incur any significant professional fees related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2006. The deadline for compliance with Section 404 had been moved back to the first fiscal year ending on or after July 15, 2007 for companies like us with a public float of less than $75 million. In March 2006, the Securities and Exchange Commission (“SEC”) Advisory Committee on Smaller Public Companies published proposed recommendations that would exempt smaller companies from compliance with Section 404 of the Sarbanes-Oxley Act. The report is currently being reviewed and no conclusion has been reached as of the date of this report.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended March 31, 2006	$899,942	27.0%
Three months ended March 31, 2005	$775,171	20.1%
Change from same period of prior fiscal year	$124,771 or 16.1%	6.9%

Interest and Other Income. Interest and other income consists principally of interest income earned on cash and cash equivalent balances. The increase in interest income is a result of a higher interest rates earned on our investment accounts during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. We expect that interest and other income will be relatively stable quarter over quarter for fiscal year 2006.

	Interest and Other Income	Interest and Other Income as a Percentage of Total Revenue
Three months ended March 31, 2006	$44,513	1.3%
Three months ended March 31, 2005	$40,629	1.1%
Increase from same period of prior fiscal year	$3,884 or 9.6%	0.2%

Income Tax Provision.   During the three months ended March 31, 2006, we did not record a tax provision due to the net loss incurred during the period. During the three months ended March 31, 2005, we recorded a tax provision of $6,777 for expected tax liability in the United States.

Inflation

During the fiscal years ended December 31, 2003, 2004, and 2005 and the three months ended March 31, 2006, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of March 31, 2006, we had cash and cash equivalents of $9.1 million and working capital of $5.0 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Provided (Used)
	Operating Activities	Investing Activities	Financing Activities
Three months ended March 31, 2006	$(965,824)	$(374,461)	$(5,103)
Three months ended March 31, 2005	$(163,209)	$(27,525)	$18,739
Change from same period of prior fiscal year	$(802,615) or (491.8)%	$(346,936) or (1,260.4)%	$(23,842) or (127.2)%

Our operating activities used cash of $966,000 for the three months ended March 31, 2006 and used cash of $163,000 for the three months ended March 31, 2005. We believe that the additional resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion into the financial services and healthcare vertical markets will continue to put pressure on our earnings during the remainder of 2006, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the three months ended March 31, 2006 consisted primarily of a net loss from operations and a decrease in accrued liabilities, offset in part by an increase in accounts payable, an increase in deferred revenue and a decrease in inventory as well as by the non-cash effects of stock-based compensation and depreciation.

The decrease in accrued liabilities is primarily due to the payment of state franchise taxes. The increase in accounts payable is due to the timing of vendor payments. The decrease in inventory is related to a reduction in onsite hardware inventory, as we primarily make shipments directly from our third party vendor and did not stock inventory during the quarter. The increase in deferred revenue is primarily related to the increase in software maintenance contracts sold during the three months ended March 31, 2006 that complement our AccuRoute product.

Net cash used during the first quarter of March 31, 2005 consisted primarily of net income from operations and the non-cash effects of depreciation and an increase in accounts payable and deferred revenue, offset by increases to accounts receivable and prepaid expenses and other current assets.

Investing activities used cash of $374,000 and $28,000 during the three months ended March 31, 2006 and 2005, respectively. The primary use of cash for investing activities during the first quarter of 2006 was for the purchases of furniture, equipment and construction costs associated with our new headquarters. In January 2006, we entered into a new lease agreement for office space located at Six Riverside Drive, Andover, Massachusetts consisting of approximately 44,000 square feet. We moved our executive offices and headquarters to this new space at the end of April 2006. We expect that we will increase our investments in property and equipment during the remainder of 2006 as we improve our information technology infrastructure as part of this relocation as well as purchase additional furniture for our new office space. The sole use of cash for investing activities during the first quarter of 2005, consisted of purchases of property and equipment comprised predominantly of computer related software and hardware products.

Financing activities used cash of $5,000 during the three months ended March 31, 2006 and provided $19,000 of cash during the same period in 2005. Cash used during the three months ended March 31, 2006 consisted primarily of the purchase of treasury stock related to sales of restricted stock under our 1997 Stock Plan, offset in part by the net proceeds from the issuance of common stock pursuant to our employee stock purchase program. Cash realized during the three months ended March 31, 2005 consisted of the net proceeds from the issuance of common stock pursuant to our employee stock purchase program.

Based on our performance for the three months ended March 31, 2006 and current expectations for the remainder of 2006, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment and payment of certain leasehold improvements resulting from our move to Andover, Massachusetts. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of March 31, 2006:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years
Operating lease obligations	$4,223,000	$307,000	$758,000	802,000	2,356,000

Operating lease requirements consist mainly of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom. As of March 31, 2006, we did not have any long-term debt obligations, material commitments for capital expenditures, capital lease obligations, or other long-term liabilities for which payments are required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of March 31, 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures. The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2006. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As of March 31, 2006 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 — January 31, 2006	1,347	(1)	$7.19	—	—
February 1, 2006 — February 28, 2006	—		—	—	—
March 1, 2006 — March 31, 2006	—		—	—	—

(1)  On January 31, 2006, certain shares of restricted Common Stock of the Company held by Robert Voelk and Daniel Coccoluto vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 1,030 and 317 shares of the vested Common Stock from Messrs. Voelk and Coccoluto, respectively, in order to fulfill the withholding obligations. The Company purchased the shares to fulfill the tax withholding obligations in accordance with a Stock Purchase and Restriction Agreement between the Company and each individual. All shares were purchased at $7.19 per share, which was the market price on January 31, 2006, the date on which vesting occurred and the tax withholding obligations arose.

Item 5.   Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the time period covered by this Quarterly Report on Form 10-Q.

Item 6.   Exhibits

Exhibits

10.1

Lease Agreement, dated January 6, 2006, between SFI I, LLC and Omtool, Ltd., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated January 6, 2006 and incorporated herein by reference.

10.2

Agreement for Construction Projects, dated January 24, 2006, between Omtool, Ltd. and Prism Builders, Inc., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated January 24, 2006 and incorporated herein by reference.

*10.3	Form of Stock Purchase and Restriction Agreement—Officer

*10.4	Form of Stock Purchase and Restriction Agreement—Director

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Indicates a management contract or any compensatory plan, contract or arrangement.

OMTOOL, LTD.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMTOOL, LTD.

May 11, 2006	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

10.1

Lease Agreement, dated January 6, 2006, between SFI I, LLC and Omtool, Ltd., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated January 6, 2006 and incorporated herein by reference.

10.2

Agreement for Construction Projects, dated January 24, 2006, between Omtool, Ltd. and Prism Builders, Inc., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated January 24, 2006 and incorporated herein by reference.

*10.3	Form of Stock Purchase and Restriction Agreement—Officer

*10.4	Form of Stock Purchase and Restriction Agreement—Director

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Indicates a management contract or any compensatory plan, contract or arrangement.