Form 10-Q
period 2006-06-30
OMTOOL LTD
filed 2006-08-07
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

There were 4,017,333 shares of the Company’s common stock, par value $0.01, outstanding on August 3, 2006.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended June 30, 2006
CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,825,449	$10,471,272
Accounts receivable, net of reserves of $32,000 at June 30, 2006 and $33,000 at December 31, 2005	1,935,361	1,618,799
Inventory	147,147	58,380
Prepaid expenses and other current assets	453,981	333,419
Total current assets	9,361,938	12,481,870
Property and equipment, net	1,503,392	175,566
Other assets	53,130	11,562
Total assets	$10,918,460	$12,668,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,267,081	$905,288
Accrued liabilities	1,209,657	1,170,508
Accrued state sales tax	321,976	343,279
Deferred revenue, current	3,599,704	3,408,002
Capital lease obligations, current	84,626	—
Total current liabilities	6,483,044	5,827,077
Long term liabilities:
Deferred revenue, long-term	423,351	410,232
Deferred rent	309,950	—
Capital lease obligations, long-term	399,338	—
Total liabilities	7,615,683	6,237,309

Stockholders’ equity:
Preferred Stock, $0.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at June 30, 2006 and December 31, 2005; Outstanding — 4,015,147 shares at June 30, 2006 and 3,977,022 shares at December 31, 2005, respectively	43,679	43,679
Deferred compensation	—	(775,865)
Additional paid-in capital	34,624,647	35,556,639
Accumulated deficit	(29,493,261)	(26,327,762)
Treasury stock, at cost, 352,731 shares at June 30, 2006 and 390,856 shares at December 31, 2005	(1,823,345)	(2,005,618)
Accumulated other comprehensive loss	(48,943)	(59,384)
Total stockholders’ equity	3,302,777	6,431,689

Total liabilities and stockholders’ equity	$10,918,460	$12,668,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Software license	$925,896	$1,138,060	$1,957,715	$2,455,689
Hardware	406,667	721,963	964,067	1,559,307
Service and other	1,735,993	1,710,276	3,483,278	3,416,787

Total revenue	3,068,556	3,570,299	6,405,060	7,431,783

Cost of revenue:
Software license	52,000	50,435	83,441	71,202
Hardware	269,604	483,703	614,682	1,027,380
Service and other	881,684	681,752	1,594,783	1,399,127

Total cost of revenue	1,203,288	1,215,890	2,292,906	2,497,709

Gross profit	1,865,268	2,354,409	4,112,154	4,934,074

Operating expenses:
Sales and marketing	2,158,993	1,140,936	4,211,200	2,320,252
Research and development	724,302	520,700	1,431,554	1,037,690
General and administrative	818,486	726,137	1,718,428	1,501,308

Total operating expenses	3,701,781	2,387,773	7,361,182	4,859,250

Income (loss) from operations	(1,836,513)	(33,364)	(3,249,028)	74,824

Interest and other income, net	39,016	45,128	83,529	85,757

Income (loss) before income tax provision	(1,797,497)	11,764	(3,165,499)	160,581

Income tax provision	—	—	—	6,777

Net income (loss)	$(1,797,497)	$11,764	$(3,165,499)	$153,804

Net income (loss) per share:
Basic	$(0.45)	$0.00	$(0.79)	$0.04
Diluted	$(0.45)	$0.00	$(0.79)	$0.04

Weighted average shares used in per share calculations:
Basic	4,031,512	3,914,874	4,026,073	3,903,982
Diluted	4,031,512	4,047,807	4,026,073	4,050,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(3,165,499)	$153,804
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities—
Depreciation	88,248	85,773
Accounts receivable reserves	(641)	(37,565)
Stock-based compensation	166,854	47,656
Changes in assets and liabilities:
Accounts receivable	(302,883)	473,510
Prepaid expenses and other current assets	(115,606)	(62,213)
Inventory	(88,767)	120,218
Other assets	(41,568)	—
Accounts payable	356,361	22,246
Accrued liabilities	32,595	35,083
Accrued state sales tax	(21,302)	(103,926)
Deferred revenue	172,817	(178,177)
Deferred rent	309,950	—

Net cash (used in) provided by operating activities	(2,609,441)	556,409

Cash Flows from Investing Activities:
Purchases of property and equipment	(920,861)	(63,594)

Net cash used in investing activities	(920,861)	(63,594)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	11,937	20,589
Net proceeds from issuance of restricted common stock	622	—
Purchase of treasury stock	(153,267)	—
Repayment of capital lease obligations	(9,826)	—

Net cash (used in) provided by financing activities	(150,534)	20,589

Exchange rate effect on cash and cash equivalents	35,013	(43,508)

Net (decrease) increase in cash and cash equivalents	(3,645,823)	469,896

Cash and cash equivalents, beginning of period	10,471,272	10,655,121

Cash and cash equivalents, end of period	$6,825,449	$11,125,017

Supplemental Disclosure of Noncash Investing and Financing Activities:
Property and equipment purchased under capital lease	$493,790	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar.  The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2006.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the current period presentation.

(2) Net Income (Loss) per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  The dilutive effect of potential common shares consisting of outstanding stock options and a stock warrant is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three and six month periods ended June 30, 2006, excludes 408,288 of potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.  For the three months and six months ended June 30, 2005, the dilutive calculation excludes 151,824 and 151,682 shares of common stock, respectively, potentially issuable upon the exercise of outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock.  A reconciliation of basic and diluted common shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	4,031,512	3,914,874	4,026,073	3,903,982
Potential common shares pursuant to stock options and warrant	—	132,933	—	146,670
Diluted weighted average shares	4,031,512	4,047,807	4,026,073	4,050,652
Basic net income (loss) per common share	$(0.45)	$0.00	$(0.79)	$0.04
Diluted net income (loss) per common and potential common share	$(0.45)	$0.00	$(0.79)	$0.04

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

During the six months ended June 30, 2006, the Company did not record a tax provision due to the net loss incurred during the period.  During the six months ended June 30, 2005, the Company recorded a tax provision of approximately $7,000 for expected tax liability in the United States.

(4) Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(1,797,497)	$11,764	$(3,165,499)	$153,804
Foreign currency translation adjustments	3,256	(14,077)	10,441	(24,213)
Comprehensive income (loss)	$(1,794,241)	$(2,313)	$(3,155,058)	$129,591

(5) Stock Based Compensation

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method.  SFAS No. 123R requires the Company to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period.  Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.

As a result of adopting SFAS No. 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the three and six months ended June 30, 2006 of approximately $7,000 and $15,000 for stock options and shares purchased under our employee stock purchase plan, of which $1,000 and $3,000, respectively, is recorded in cost of service and other revenue and $6,000 and $12,000, respectively, is recorded in operating expenses.

The net impact of adopting the new accounting guidance was as follows:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Under Adoption of SFAS No. 123R	If SFAS 123R had not been adopted	Under Adoption of SFAS No. 123R	If SFAS 123R had not been adopted
Loss from operations	$(1,836,513)	$(1,828,922)	$(3,249,028)	$(3,233,768)
Net Loss	$(1,797,497)	$(1,789,906)	$(3,165,499)	$(3,150,239)
Cash Used in Operating Activities	$(1,643,617)	$(1,636,026)	$(2,609,441)	$(2,594,181)
Cash Provided by Financing Activities	$348,359	$348,359	$343,256	$343,256
Basic Loss per Share	$(0.45)	$(0.44)	$(0.79)	$(0.78)
Diluted Loss per Share	$(0.45)	$(0.44)	$(0.79)	$(0.78)

The following table illustrates the effect on net income and net income per share that would have been reported if the fair value method had been used to account for stock-based compensation in 2005.  The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Three months Ended June 30,	Six months Ended June 30,
	2005	2005
Net income, as reported	$11,764	$153,804
Add: Stock compensation included in net income	28,241	47,656
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(42,562)	(88,266)
Pro forma net income (loss)	$(2,557)	$113,046

Net income per share:
Basic, as reported	$0.00	$0.04
Diluted, as reported	$0.00	$0.04
Basic, pro forma	$0.00	$0.03
Diluted, pro forma	$0.00	$0.03

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant.  In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan. In accordance with the 1997 Stock Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.  Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period.  The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%.  The Company trues-up estimated forfeitures to actual at the end of each reporting period.  The Company did not grant any stock options during the six months ended June 30, 2006 or June 30, 2005.  The total fair value of stock options vested during the three and six month periods ended June 30, 2006 was $4,000 and $8,000, respectively.

Total compensation expense related to unvested stock options was $21,000 as of June 30, 2006, which amount the Company expects to recognize over a weighted average period of 1.3 years.

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2005	363,714	$5.73
Granted	—	—
Exercised	(2,572)	0.83
Canceled and expired	(3,854)	7.91
Outstanding, June 30, 2006	357,288	$5.75	4.6	$1,212,137
Exercisable, June 30, 2006	333,978	$6.01	4.5	$1,181,524

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period.  Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period.  The weighted average fair value of the shares purchased under the employee stock purchase plan was $2.79 for the six month period ended June 30, 2006, based upon the following assumptions:

Six Months Ended June 30, 2006
Risk-free interest rate	4.4%
Volatility	95.0%
Expected dividend yield	0.0
Expected life	0.5 Years

Historical Company information was the primary basis for the expected volatility assumptions.  The expected life is equal to the six-month purchase period.  As of June 30, 2006, there was no unrecognized expense related to estimated purchases.

Restricted Stock

The Company sells shares of restricted common stock (“restricted stock”) under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.  The shares of restricted stock vest ratably over a four year service period.  In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share.

Prior to the adoption of SFAS No. 123R, the Company recorded deferred compensation based on the intrinsic value of the shares of restricted stock at the time of sale.  The Company then recognized deferred compensation as compensation expense ratably over the expected four year vesting period.  Due to the adoption of SFAS No. 123R, the balance of deferred compensation of approximately $776,000, relating entirely to restricted stock grants, as of December 31, 2005, has been reclassified to additional paid-in-capital in the accompanying unaudited consolidated balance sheet as of June 30, 2006.  With respect to restricted stock, the Company recognized approximately $82,000 and $152,000 of stock-based compensation expense during the three and six month periods ended June 30, 2006, respectively, and $28,000 and $47,000 during the three and six month periods ended June 30, 2005, respectively.

Restricted stock compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the four year vesting period.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 6%.  The Company trues-up estimated forfeitures to actual at the end of each reporting period.  During the six months ended June 30, 2006 and June 30, 2005, the Company sold 62,196 and 58,683 shares of restricted stock, respectively.  The aggregate fair value of restricted stock vested during the six month period ended June 30, 2006 was $111,000.

Total compensation expense related to unvested shares of restricted stock was $1,038,000 as of June 30, 2006, which amount the Company expects to recognize over a weighted average period of 3.2 years.

Restricted stock activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	114,260	$7.90
Granted	62,196	6.84
Vested	(14,357)	7.70
Forfeited	(1,406)	7.70
Unvested, June 30, 2006	160,693	7.51

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Accrued health insurance expense	$258,083	$169,811
Accrued salary and salary-related	529,818	639,297
Accrued professional fees	136,875	128,801
Other accrued expenses	284,881	232,599
	$1,209,657	$1,170,508

(7)           Capital Lease Obligations

The Company entered into a capital lease agreement in the amount of $490,736 on May 1, 2006 to finance the purchase of furniture and equipment for the Company’s new headquarters located in Andover, Massachusetts.  The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments.  The interest rate on the capital lease is 6.2%.  Total interest payments over the life of the lease are estimated to be $98,812.  The lease contains a provision whereby the Company would pay the outstanding principal balance should the Company’s cash balance be less than $5,000,000.

(8)  Deferred Rent

In January 2006, the Company entered into a new lease agreement for approximately 44,000 square feet of office space.  The Company moved to the new the new headquarters located in Andover, Massachusetts in April 2006. The lease has a ten-year term with an option to renew the lease for an additional five-year term at the then-applicable fair market rent.  Under the terms of the lease, the Company receives free rent for the first six months and the landlord will provide a tenant improvement allowance of up to $308,000.  The balance of deferred rent in the accompanying balance sheet as of June 30, 2006, represents the accumulated amount due for the free rent period plus the tenant improvement allowance of $247,000 received as of June 30, 2006.

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

Total revenue from international sources was $512,000 and $950,000 for the three months and six months ended June 30, 2006 and $807,000 and $1.3 million for the three months and six months ended June 30, 2005, respectively.  The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total revenue (1)
United States	$2,556,467	$2,763,512	$5,455,134	$6,169,920
United Kingdom	164,692	313,610	336,306	495,532
Canada	177,715	175,851	352,983	273,727
South Africa	50,884	139,901	81,537	176,563
Rest of World	118,798	177,425	179,100	316,041
	$3,068,556	$3,570,299	$6,405,060	$7,431,783

	June 30, 2006	December 31, 2005
Long-lived assets (2)
United States	$1,534,407	$168,360
United Kingdom	22,115	18,768
	$1,556,522	$187,128

(1)             Revenue is attributed to geographic regions based on location of customer.

(2)             Long-lived assets include property and equipment and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2006 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006.

Overview

In the first quarter of 2004, we introduced a new and innovative document routing platform for the distributed capture, process and distribution of both paper and electronic documents.  That platform, AccuRoute® 2.0, was initially targeted at the legal vertical market.  Although AccuRoute’s features are horizontal in nature and apply to many different markets - not just the legal vertical market, we made a strategic decision to focus primarily on the legal vertical market for two reasons.  First, we believed the characteristics of the legal vertical market were such that a company of our size could identify, segment and, using our small direct sales force, sell to the majority of the largest law firms.    Second, based on our enterprise fax experience in that vertical market, we understood that large law firms had intense document routing requirements due to their paper-intensive business processes.   These were requirements which we believed closely matched those of much larger enterprises and could provide the foundation for future market expansion.  Today, we view this strategy as having been very successful.  Despite the relatively small size of the legal vertical market, to date we have added over 140 law firms as AccuRoute customers, including 34 of the top 100 law firms in the U.S.

AccuRoute has received product accolades from leading industry vendors and product analysts, which we believe underscores the product capabilities for other key vertical markets.

At this time, we expect that our leading position in the document capture and routing segment of the legal vertical market will continue to be an area of primary focus for us, but will not continue to provide the substantial growth opportunities we are seeking to achieve.  Based on our success in the legal vertical market, the industry accolades about AccuRoute that we continue to receive from third parties and the fact that AccuRoute sales presently represent more than 50% of our software license revenue, we see a large market opportunity for AccuRoute in several other vertical market segments, particularly finance and healthcare.

In April 2005, we outlined a strategic initiative to significantly increase our investments in sales and marketing in order to capitalize on that larger market opportunity.  Although our sales and marketing expenses increased gradually during the latter half of 2005, we did not fill the key senior management positions in sales and marketing until October and November of 2005 and have since continued to build out our sales teams.  As a result, we have not yet achieved the market success we anticipate in those segments.  Despite the relatively recent completion of the hiring of our management team, we believe there are many indications that our increased investments are starting to bear fruit.  If  these key business indicators continue on their current trajectories, we expect that these investments will increasingly have a positive impact on our financial results during the next few quarters.

Further, we believe that:

1.               the continued growth in AccuRoute software license and support and other revenue (a 58% increase in 2005 over 2004 with a continuing upward trend in the first half of 2006),

2.               the stabilization of our large legacy maintenance business (support and other revenue has been flattening out over the last four quarters after a 17% decline over the four prior quarters), and

3.               the strong increase in U.S. bookings over the last four quarters (up 31% on the strength of AccuRoute), despite the steady and significant declines in new fax software and hardware sales over that same period, all indicate that we are poised to take the next step to advance our business and grow our top-line revenue.

In addition to the growth attributed to our direct sales efforts, another specific area of steady growth has resulted from our significant investment in indirect sales (also referred to as channel sales).  We have seen growth in indirect bookings over the last four quarters and continue to believe that with continued focus and investment, indirect sales will ultimately become our primary distribution method to drive widespread market coverage of our products.

Clearly, we have many remaining challenges as we seek to expand our business into new vertical markets, offset declines in our legacy fax business (including the hardware revenues associated with these sales) with increased software license revenue from AccuRoute sales and improve our results outside of the Americas.  Beyond the legal vertical market, we are starting to see an increasing number of opportunities in other vertical markets, but progress has been slower and more expensive than we initially expected.  As indicated by our operating results for the second quarter of 2006, we continue to invest in direct and indirect sales efforts as well as marketing, ahead of anticipated revenues attributable to these expenses.

Sales from our European operations, which were in a steady decline for several years, have been relatively flat for the past four quarters and have not yet achieved the upward trajectory of our U.S. operations.  We remain optimistic that we will see improvements outside the Americas, but for now, we will look primarily to our U.S. sales for our immediate future growth.  Despite these challenges, the recent stabilization of our legacy maintenance business and the continued growth of our AccuRoute business give us confidence that our continued investments are warranted, as we believe they will produce significant improvements in our financial results over time.

Products and Services Overview

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

We help companies achieve those levels of control by leveraging existing information technology (“IT”) infrastructures and integrating with industry-leading electronic information systems.  We add secure document management and routing functions, along with high-volume fax functionality, to a company’s existing communication infrastructure.  Since paper remains integral to many business processes, we also provide technology that incorporates electronic delivery, distributed document capture, security and billing functionality into industry-leading multi-function and scanning devices.

AccuRoute, our flagship product, is a software platform for the distributed capture of paper documents and, along with existing electronic documents, provides a mechanism for their simplified, simultaneous and secure distribution.  Our AccuRoute product allows companies to control the integration and distribution of mixed-mode documents into ever-changing corporate information systems and processes.  Similar in concept to a network router, our AccuRoute product is the document routing hub, transforming both paper and electronic-based documents into electronic files, dynamically converting the document formats to the required output format, and routing them both within and outside an organization.

Working with major multi-function devices (“MFDs”) and electronic information systems (enterprise content management, document management, records management and archival systems, as well as fax and e-mail systems), our AccuRoute product provides a device-independent, personalized solution that enables users to distribute documents from a multi-function device panel or right from their desktop computers using a familiar and comfortable interface.  In addition, our AccuRoute product supports the movement of electronic documents and information, enabling companies to increase employee productivity by quickly capturing hardcopy documents, distributing them in electronic form and, through its security features, complying with privacy regulations related to health, financial and other confidential information.

We plan to continue the development of our AccuRoute product line; encapsulate the functionality of all our products into a single, configurable platform; expand our integration with complementary technologies (such as document and records management tools); and extend our document capture capabilities to continue to include compatibility with virtually all MFDs and scanners.

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

The following table is a presentation of our total revenue:

	Total Revenue	Net Income (Loss)	Software License Revenue
Three months ended June 30, 2006	$3,068,556	$(1,797,497)	$925,896
Three months ended June 30, 2005	$3,570,299	$11,764	$1,138,060
Change over same period of prior fiscal year	$(501,743)	$(1,809,261)	$(212,164)
	or (14.1)%	or (15,379.6)%	or (18.6)%

Six months ended June 30, 2006	$6,405,060	$(3,165,499)	$1,957,715
Six months ended June 30, 2005	$7,431,783	$153,804	$2,455,689
Change over same period of prior fiscal year	$(1,026,723)	$(3,319,303)	$(497,974)
	or (13.8)%	or (2,158.1)%	or (20.3)%

We experienced a decrease in our revenue due in part to an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition.  The balance of those orders was $573,000 as of June 30, 2006 and $98,000 as of June 30, 2005.  These amounts are included in our deferred revenue balance for each respective date.  Of the $573,000 deferred orders as of June 30, 2006 we expect to be able to recognize approximately $199,000 in software license revenue and $122,000 in hardware revenue during the third quarter of 2006 and the remaining $252,000 over the next twelve months as primarily support and service revenue.  Furthermore, during the first six months of 2006, we experienced a decline in our software license and hardware revenue primarily as a result of a decrease in sales for our legacy fax product.  This decrease was partially offset by an increase in our AccuRoute software license revenue.  Our service and other revenue increased during the six month period ended June 30, 2006 as compared to the same period in 2005 as a result of an 86% increase in AccuRoute related support services revenue..  This increase in service and other revenue was offset in part by a decline in our fax related maintenance support revenue. Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation are fixed in advance of a particular quarter.  As a result, our costs for sales and marketing, research and development and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

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

We have historically derived a majority of our total revenue from sales within the United States.  Revenue from our European operations decreased during the six months ended June 30, 2006, as compared to the same period in 2005, due to a decrease in support and hardware revenue from our European customers.  We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets.  There can be, however, no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended June 30, 2006	$3,068,556	$2,556,467	$512,089
		or 83.3% of Total Revenue	or 16.7% of Total Revenue
Three months ended June 30, 2005	$3,570,299	$2,763,512	$806,787
		or 77.4% of Total Revenue	or 22.6% of Total Revenue
Change from same period of prior fiscal year	$(501,743)	$(207,045)	$(294,698)
	or (14.1)%	or (7.5)%	or (36.5)%

Six months ended June 30, 2006	$6,405,060	$5,455,134	$949,926
		or 85.2% of Total Revenue	or 14.8% of Total Revenue
Six months ended June 30, 2005	$7,431,783	$6,169,920	$1,261,863
		or 83.0% of Total Revenue	or 17.0% of Total Revenue
Change from same period of prior fiscal year	$(1,026,723)	$(714,786)	$(311,937)
	or (13.8)%	or (11.6)% of Total Revenue	or (24.7)% of Total Revenue

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

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base.  We are pursuing sales opportunities via our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products.   However, we currently have more of our sales resources focused on the direct model and have consequently derived a significant portion of our year-to-date revenue from direct sales.

	Total Software License and Hardware Revenue	Software License and Hardware Revenue from Indirect Distribution Channel Sales	Software License and Hardware Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License and Hardware Revenue
Three months ended June 30, 2006	$1,332,563	$719,313	54.0%
Three months ended June 30, 2005	$1,860,023	$810,139	43.6%
Change from same period of prior fiscal year	$(527,460)	$(90,826)	10.4%
	or (28.4)%	or (11.2)%

Six months ended June 30, 2006	$2,921,782	$1,290,594	44.2%
Six months ended June 30, 2005	$4,014,996	$1,439,853	35.9%
Change from same period of prior fiscal year	$(1,093,214)	$(149,259)	8.3%
	or (27.2)%	or (10.4)%

Recent events

In January 2006, we entered into a new lease agreement for approximately 44,000 square feet of office space.  We moved our headquarters to this facility in Andover, Massachusetts at the end of April 2006.  The lease has a ten-year term and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent.  Under the terms of the lease, the landlord will provide us with a tenant improvement allowance of up to $308,000, of which we have received $247,000 as of June 30, 2006.  Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term.  If we decide to terminate the lease, we must pay a penalty of six months’ rent and the unamortized portion of the tenant improvement allowance.  We believe the new facility will be suitable and sufficient for our needs for the foreseeable future.

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

For all sales, we use a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement.  Sales through our resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders issued on a transaction-by-transaction basis.

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured.  If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable.  In these cases, we recognize revenue as the fees become due.  We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  We review Dunn & Bradstreet credit reports for our resellers and adjust our credit limits with those resellers accordingly.  If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is creditworthy then we predominantly sell to those resellers on cash on delivery terms.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

Our combined accounts receivable and product returns reserve was $32,000 and $33,000 at June 30, 2006 and December 31, 2005, respectively.  Both components of calculating the estimated reserve — specific identification and historic experience — are material judgments that we make.  We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertaininty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 becomes effective for fiscal years beginning after December 15, 2006.  We do not currently expect to elect early adoption of this statement.  We do not expect FIN 48 to have a material impact on our financial position and results of operations.

Results of Operations

The following table sets forth certain financial data as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Software license	30.2%	31.9%	30.6%	33.0%
Hardware	13.2	20.2	15.0	21.0
Service and other	56.6	47.9	54.4	46.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	1.7	1.4	1.3	1.0
Hardware	8.8	13.5	9.6	13.8
Service and other	28.7	19.2	24.9	18.8
Total cost of revenue	39.2	34.1	35.8	33.6
Gross profit	60.8	65.9	64.2	66.4
Operating expenses:
Sales and marketing	70.4	32.0	65.7	31.2
Research and development	23.6	14.6	22.4	14.0
General and administrative	26.6	20.3	26.8	20.2
Total operating expenses	120.6	66.9	114.9	65.4
Income (loss) from operations	(59.8)	(1.0)	(50.7)	1.0
Interest and other income, net	1.2	1.3	1.3	1.2
Income tax provision	0.0	0.0	0.0	0.1

Net income (loss)	(58.6)%	0.3%	(49.4)%	2.1%

Gross profit:
Software license	94.4%	95.6%	95.7%	97.1%
Hardware	33.7	33.0	36.2	34.1
Service and other	49.2	60.1	54.2	59.1

Three Months Ended June 30, 2006 and 2005

Revenue

Software License.  Our software license revenue decreased by approximately 19% to $926,000 in the three months ended June 30, 2006, compared to $1.1 million in the same period in 2005, as a result of a decline in software license revenue for our legacy fax products as well as an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. The amount of these orders is included in our deferred revenue balance.  We expect to be able to recognize the license revenue for these orders (approximately $199,000) during the third quarter of 2006.

During the three months ended June 30, 2006, our revenue by product category (excluding freight and allowances for returns), as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue
Three months ended June 30, 2006	$3,068,556	$925,896	$600,474	$323,261
Three months ended June 30, 2005	$3,570,299	$1,138,060	$563,761	$529,140
Change from same period of prior fiscal year	$(501,743)	$(212,164)	$36,713	$(205,879)
	or (14.1)%	or (18.6)%	or 6.5%	or (38.9)%

During the three months ended June 30, 2006, our software license revenue represented a decreased percentage of our total revenue, due to a decrease in software license revenue as a result of a decrease in our legacy fax product revenues as well as the contracts which we had to defer recognition of revenue, as discussed above, for the three months ended June 30, 2006 when compared to the same period in 2005.

Software License Revenue as a Percentage of Total Revenue
Three months ended June 30, 2006	30.2%
Three months ended June 30, 2005	31.9%
Change from same period of prior fiscal year	(1.7)%

The results for the three months ended June 30, 2006 and 2005 demonstrate that our license revenue has shifted towards our AccuRoute product, as displayed in the table below, which summarizes revenue from our two major product lines (excluding freight and allowances for returns) as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as Percentage of Software License Revenue
Three months ended June 30, 2006	64.9%	34.9%
Three months ended June 30, 2005	49.5%	46.5%
Change from same period of prior fiscal year	15.4%	(11.6)%

Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance.

Hardware.  Hardware revenue decreased during the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005, due to an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. The amount of these orders is included in our deferred revenue balance.  We expect to be able to recognize the hardware revenue for these orders (approximately $122,000), during the third quarter of 2006.   In addition, hardware revenue decreased due to a decrease in our legacy fax product, which sales are the main driver for our hardware revenue.

	Hardware Revenue		Hardware Revenue as a Percentage of Total Revenue
Three months ended June 30, 2006	$406,667		13.2%
Three months ended June 30, 2005	$721,963		20.2%
Change from same period of prior fiscal year	$(315,296 or (43.7	) )%	(7.0)%

We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased in the three months ended June 30, 2006, as compared to the same period in the prior fiscal year.  This increase was due primarily to an increase in sales of AccuRoute-related support services, which increased by 72% from the same period in 2005.  This increase was offset in part by a decrease in support related to our legacy fax product line.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended June 30, 2006	$1,735,993	56.6%
Three months ended June 30, 2005	$1,710,276	47.9%
Change from same period of prior fiscal year	$25,717 or 1.5%	8.7%

                We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our United States and European operations and continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the three months ended June 30, 2006 increased by 3% as compared to the corresponding period in 2005.  The increase is due primarily to increased royalty payments associated with additional third-party software that we incorporated into our products during the third quarter of 2005.  We may license additional third-party software components in the future and, therefore, we expect that our software license cost as a percentage of software license revenue may increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the second quarter of 2006, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Three months ended June 30, 2006	$52,000	94.4%
Three months ended June 30, 2005	$50,435	95.6%
Change from same period of prior fiscal year	$1,565 or 3.1%	(1.2)%

Hardware.  Cost of hardware revenue consists primarily of the cost we incur in purchasing third-party hardware products. Cost of hardware represented 66% and 67% of hardware revenue for the three months ended June 30, 2006 and June 30, 2005, respectively.  The decrease in dollar amount for the cost of hardware revenue was due primarily to the decrease in hardware unit sales.  The gross margin percentage for hardware sales increased due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2006.

	Cost of Hardware Revenue		Hardware Gross Margin
Three months ended June 30, 2006	$269,604		33.7%
Three months ended June 30, 2005	$483,703		33.0%
Change from same period of prior fiscal year	$(214,099 or (44.3	) )%	0.7%

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenue represented 51% and 40% of service and other revenue for the three month period ended June 30, 2006 and June 30, 2005, respectively.  The gross margin percentage for service and other revenue decreased during the three months ended June 30, 2006, as compared to the same period in 2005.  This decrease in gross margin is primarily due to an increase in overhead expenses including predominantly an increase in healthcare costs and to a lesser extent to an increase in recruiting and wages expense as a result of hiring additional employees in the service department during the period.  We do not expect any significant variances in our service and other revenue gross margin for the remainder of fiscal year 2006.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended June 30, 2006	$881,684	49.2%
Three months ended June 30, 2005	$681,752	60.1%
Change from same period of prior fiscal year	$199,932 or 29.3%	(10.9)%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses increased in the second quarter of 2006 as compared to the second quarter of 2005 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees, as well as an increase in overhead expenses, including an increase in health care costs.

Additionally, we increased our marketing program expenditures, including lead generation programs, trade shows and public relations during the second quarter of 2006 as compared to the second quarter of 2005.  These expense increases reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets, including the financial and healthcare vertical markets.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass the financial services and healthcare vertical markets.  During the remainder of 2006, our investment in sales and marketing and business development will remain at the current level and we expect to start seeing the impact of these investments in growing our business during the remainder of 2006.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended June 30, 2006	$2,158,993	70.4%
Three months ended June 30, 2005	$1,140,936	32.0%
Change from same period of prior fiscal year	$1,018,057 or 89.2%	38.4%

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development expenses increased during the three months ended June 30, 2006 compared to the same period in 2005, due to increases in overhead expenses, including an increase in health care costs.  To a lesser extent, research and development expenses increased due to higher consulting expenses and salary expenses as compared with the same period in 2005.  We expect research and development expenses to remain consistent in absolute dollars for the remainder of 2006, as we believe we currently have a sufficient amount of engineers and third party consultants to support our expansion of our AccuRoute product into other vertical markets.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended June 30, 2006	$724,302	23.6%
Three months ended June 30, 2005	$520,700	14.6%
Change from same period of prior fiscal year	$203,602 or 39.1%	9.0%

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. In the most recently completed fiscal quarter, our general and administrative expenses increased as compared to the same period in the prior fiscal year.  The increase in general and administrative expenses, both in dollar amount and as a percentage of total revenue, is due to an increase in overhead expenses, including an increase in health care costs.  In addition, general and administrative expenses increased due to higher salary expense and to higher accounting and legal expenses as a result of increased expenses related to sales tax compliance and patent related work.  We did not incur any significant professional fees related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 during the second quarter of 2006.  The deadline for compliance with Section 404 had been delayed to the first fiscal year ending on or after July 15, 2007 for companies like us with a public float of less than $75 million.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended June 30, 2006	$818,486	26.7%
Three months ended June 30, 2005	$726,137	20.3%
Change from same period of prior fiscal year	$92,349 or 12.7%	6.4%

Interest and Other Income, net.  Interest and other income, net consists principally of interest income earned on cash and cash equivalent balances, offset by interest expense associated with a capital lease that we entered into to finance the furnishing of our new office facility and a new phone system.  Interest and other income, net decreased as a result of a lower cash balance during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and also as a result of the new finance charges related to the capital lease discussed above.  We expect that interest and other income will be relatively stable quarter over quarter for the remainder of fiscal year 2006.

	Interest and Other Income		Interest and Other Income as a Percentage of Total Revenue
Three months ended June 30, 2006	$39,016		1.2%
Three months ended June 30, 2005	$45,128		1.3%
Increase from same period of prior fiscal year	$(6,112 or (13.5	) )%	(0.1)%

Provision for Income Taxes.  During the three months ended June 30, 2006, and June 30, 2005 we did not record a tax provision.

Six Months Ended June 30, 2006 and 2005

Revenue

Software License.  Our software license revenue decreased by approximately 20% to $2.0 million in the six months ended June 30, 2006, compared to $2.5 million in the same period in 2005, as a result of a decline in software license revenue for our legacy fax product and an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. The amount of these orders is included in our deferred revenue balance.  We expect to be able to recognize the license revenue for these orders (approximately $199,000) during the third quarter of 2006.  We did not have any sales of our other software products during the six month period ended June 30, 2006, which reflects our continued focus on the development and sale of our AccuRoute product.

During the six months ended June 30, 2006, our revenue by product category (excluding freight and allowances for returns), as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Other Software License Revenue
Six months ended June 30, 2006	$6,405,060	$1,957,715	$1,122,363	$822,241	$0
Six months ended June 30, 2005	$7,431,783	$2,455,689	$1,168,216	$1,219,729	$4,845
Change from same period of prior fiscal year	$(1,026,723)	$(497,974)	$(45,853)	$(397,488)	$(4,845)
	or (13.8)%	or (20.3)%	or (3.9)%	or (32.6)%	or (100.0)%

During the six months ended June 30, 2006, our software license revenue represented a decreased percentage of our total revenue, primarily because of a decrease in software license sales for the six months ended June 30, 2006 when compared to the same period in 2005.

Software License Revenue as a Percentage of Total Revenue
Six months ended June 30, 2006	30.6%
Six months ended June 30, 2005	33.0%
Change from same period of prior fiscal year	(2.4)%

The results for the six months ended June 30, 2006 and 2005 demonstrate that our license revenue has shifted towards our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines and other components of revenue (excluding freight and allowances for returns) as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as Percentage of Software License Revenue	Other Software License Revenue as a Percentage of Software License Revenue
Six months ended June 30, 2006	57.3%	42.0%	0.0%
Six months ended June 30, 2005	47.6%	49.7%	0.2%
Change from same period of prior fiscal year	9.7%	(7.7)%	(0.2)%

Included in software license revenue for the six months ended June 30, 2006 and 2005 is a net reduction of $7,000 and $21,000, respectively, in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.  Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance.

Hardware.  Hardware revenue decreased during the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 due primarily to a decrease in sales of our legacy fax product, which sales are the main driver for our hardware revenue.  Furthermore, at June 30, 2006, we experienced an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition. The amount of these orders is included in our deferred revenue balance.  We expect to be able to recognize the hardware revenue for these orders (approximately $122,000) during the third quarter of 2006.

	Hardware Revenue		Hardware Revenue as a Percentage of Total Revenue
Six months ended June 30, 2006	$964,067		15.0%
Six months ended June 30, 2005	$1,559,307		21.0%
Change from same period of prior fiscal year	$(595,240 or (38.2	) )%	(6.0)%

We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will constitute a smaller percentage of our total revenue.

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased in the six months ended June 30, 2006, as compared to the same period in the prior fiscal year.  This increase was due primarily to an increase in AccuRoute-related support services, which increased by 86% from the same period in 2005.  This increase was offset in part by a decrease in support related to our legacy fax product line.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Six months ended June 30, 2006	$3,483,278	54.4%
Six months ended June 30, 2005	$3,416,787	46.0%
Change from same period of prior fiscal year	$66,491 or 1.9%	8.4%

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication.  Cost of software license revenue for the six months ended June 30, 2006 increased by 17% as compared to the same period in 2005.  The increase is due primarily to increased royalty payments associated with additional third-party software we incorporated into our products during the third quarter of 2005.

As a result of the increase in the cost of software license revenue that we incurred during the first six months of 2006, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Six months ended June 30, 2006	$83,411	95.7%
Six months ended June 30, 2005	$71,202	97.1%
Change from same period of prior fiscal year	$12,209 or 17.1%	(1.4)%

Hardware.  Cost of hardware revenue consists primarily of the cost we incur in purchasing third-party hardware products. Cost of hardware represented 64% and 66% of hardware revenue for the six months ended June 30, 2006 and June 30, 2005, respectively.  The decrease in dollar amount for the cost of hardware revenue was due primarily to the decrease in hardware unit sales.  The gross margin percentage for hardware sales increased due to a change in the mix of particular hardware products sold.  We do not expect significant changes in unit prices for the remainder of 2006.

	Cost of Hardware Revenue		Hardware Gross Margin
Six months ended June 30, 2006	$614,682		36.2%
Six months ended June 30, 2005	$1,027,380		34.1%
Change from same period of prior fiscal year	$(412,698 or (40.2	) )%	2.1%

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support as well as other miscellaneous customer service-related expenses.  Cost of service and other revenue represented 46% and 41% of service and other revenue for the six month periods ended June 30, 2006 and June 30, 2005, respectively.  The gross margin percentage for service and other revenue decreased during the six months ended June 30, 2006 compared to the same period in 2005.  This decrease in gross margin is primarily due to an increase in overhead expenses, including an increase in healthcare costs.  We do not expect any significant variances in our service and other gross margins for the remainder of fiscal year 2006.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Six months ended June 30, 2006	$1,594,783	54.2%
Six months ended June 30, 2005	$1,399,127	59.1%
Change from same period of prior fiscal year	$195,656 or 14.0%	(4.9)%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses increased during the first six months of 2006 as compared to the same period in 2005 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.

Additionally, we increased our marketing program expenditures, including lead generation programs, trade shows and public relations during the first six months of 2006 as compared to the first six months of 2005.  These increased expenditures reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets, including the healthcare and financial vertical markets.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass the financial services and healthcare vertical markets.  During the remainder of 2006, our investment in sales and marketing and business development will remain at the current level and we expect to start seeing the impact of these investments in growing our business during the remainder of 2006.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Six months ended June 30, 2006	$4,211,200	65.7%
Six months ended June 30, 2005	$2,320,252	31.2%
Change from same period of prior fiscal year	$1,890,948 or 81.5%	34.5%

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. Research and development increased during the six month period ended June 30, 2006 compared to the same period in the prior fiscal year due to an increase in consulting expenses and overhead costs including predominantly an increase in health care costs.  To a lesser extent, research and development expenses increased due to an increase in the resources allocated to the department resulting in increased wages expense.  We expect research and development expenses to remain consistent in absolute dollars for the remainder of 2006, as we believe we currently have a sufficient amount of engineers and third party consultants to support our expansion of our AccuRoute product into other vertical markets.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Six months ended June 30, 2006	$1,431,554	22.4%
Six months ended June 30, 2005	$1,037,690	14.0%
Change from same period of prior fiscal year	$393,864 or 38.0%	8.4%

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses.  During the six months ended June 30, 2006, our general and administrative expenses increased as compared to the same period in 2005.  The increase in general and administrative expenses, both in dollar amount and as a percentage of total revenue, is due in part to an increase in accounting and legal expenses as a result of increased expenses related to sales tax compliance as well as hiring a Managing Director for our United Kingdom subsidiary.  To a lesser extent, our general and administrative expenses increased due to an increase in health care costs, expenses incurred in connection with the relocation to our new headquarters and an increase in resources allocated to the general and administrative department, which resulted in increased wages and stock-based compensation expenses.  These increases were offset in part by a decrease in professional fees related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 during the first six months of 2006.  The deadline for compliance with Section 404 has been delayed to the first fiscal year ending on or after July 15, 2007 for companies like us that have a public float of less than $75 million.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Six months ended June 30, 2006	$1,718,428	26.8%
Six months ended June 30, 2005	$1,501,308	20.2%
Change from same period of prior fiscal year	$217,120 or 14.5%	6.6%

Interest and Other Income.  Interest and other income, net consists principally of interest income earned on cash and cash equivalent balances offset by interest expense associated with a capital lease that we entered into to finance the furnishing of our new headquarters and a new phone system.  The decrease in interest income, net is a result of a lower average cash balance during the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 together with the finance charges for the capital lease discussed above.  We expect that interest and other income will be relatively stable quarter over quarter for fiscal year 2006.

	Interest and Other Income		Interest and Other Income as a Percentage of Total Revenue
Six months ended June 30, 2006	$83,529		1.3%
Six months ended June 30, 2005	$85,757		1.2%
Increase from same period of prior fiscal year	$(2,228 or (2.6	) )%	0.1%

Provision for Income Taxes.  During the six months ended June 30, 2006, we did not record a tax provision due to the net loss incurred during the period.  During the six months ended June 30, 2005, the Company recorded a net tax provision of $6,777 for expected tax liability in the United States.

Inflation

During the fiscal years ended December 31, 2005, 2004 and 2003 and the first and second fiscal quarters of 2006, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of June 30, 2006, we had cash and cash equivalents of $6.8 million and working capital of $2.9 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Provided (Used)
	Operating Activities	Investing Activities	Financing Activities
Six months ended June 30, 2006	$(2,609,441)	$(920,861)	$(150,534)
Six months ended June 30, 2005	$556,409	$(63,594)	$20,589
Change from same period of prior fiscal year	$(3,165,850)	$(857,267)	$(171,123)
	or (569.0)%	or (1,348.0)%	or (831.1)%

Our operating activities used cash of $2.6 million during the six months ended June 30, 2006 and provided $556,000 of cash during the six months ended June 30, 2005.  We believe that the additional resources being allocated to improve the success of our AccuRoute product in the legal vertical market and its expansion into the financial services and healthcare vertical markets will continue to put pressure on our earnings and operating cash flow during the remainder of 2006, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the six months ended June 30, 2006 consisted primarily of a net loss from operations and an increase in accounts receivable, prepaids and other current assets and inventory, offset in part by a increase in accounts payable, deferred rent and deferred revenue as well as the non-cash effects of stock-based compensation and depreciation.

The increase in accounts receivable is due to the fact that much of our sales order processing occurred at the end of the quarter.  In addition, the increase in prepaid expenses and other current assets is due to the payment of third party royalty agreements for software licenses.  The increase in accounts payable is due to the timing of vendor payments.  The increase in deferred rent is a result of cash received from a tenant improvement allowance related to our new headquarters.  The increase in deferred revenue and inventory is due to an increase in orders for which we hold contracts but had to defer recognition of revenue because the associated sales did not yet meet all of the criteria for revenue recognition.  Cash provided by operating activities during the six months ended June 30, 2005 consisted primarily of net income from operations and the non-cash effects of depreciation and stock-based compensation, decreases to accounts receivable and inventory offset by decreases to the accounts receivable reserve and deferred revenue and an increase to prepaid expenses and other current assets.

Investing activities used cash of $921,000 and $64,000 during the six months ended June 30, 2006 and 2005, respectively.  The primary use of cash for investing activities during the first six months of 2006 was the purchase of furniture and equipment for our new headquarters.  We expect that we will reduce our investments in computer-related software and hardware products for the remainder of 2006 since we have already improved our IT infrastructure and facilities during the first half of fiscal year 2006 as part of our relocation of our office. The sole use of cash for investing activities during the first six months of 2005 consisted of hardware and software purchases.

Financing activities used cash of $150,534 for the six months ended June 30, 2006 primarily for the purchase of stock from an unaffiliated stockholder.  Financing activities provided $21,000 of cash for the six months ended June 30, 2005 due to the net proceeds from the issuance of common stock from our employee stock purchase program.

Based on our performance for the first six months of 2006 and current expectations for the remainder of the fiscal year, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.

The following table represents the approximate amounts of payments due under specified contractual obligations as of June 30, 2006:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Capital lease obligations	$579,722	$117,910	$235,819	$225,993	$—
Operating lease obligations	$4,172,688	$319,957	$761,296	$809,015	$2,282,420
Total contractual obligations	$4,752,410	$437,867	$997,115	$1,035,008	$2,282,420

Capital lease obligations consist of a capital lease with a five-year term related to the purchase of furniture and equipment for our new headquarters.  Operating lease obligations consist of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom. As of June 30, 2006, we did not have any material commitments for capital expenditures or other long-term liabilities for which payments are required.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of June 30, 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency. The United Kingdom subsidiary’s operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2006. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As of June 30, 2006 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 — April 30, 2006	—	—	—	—
May 1, 2006 — May 31, 2006	—	—	—	—
June 1, 2006 — June 30, 2006	25,000	$5.51	—	—

(1)  On June 1, 2006, the Company, in an open-market transaction, repurchased 25,000 shares of its Common Stock from a non-affiliated stockholder.  The Company effected the share repurchase at a purchase price of $5.51 per share.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on Tuesday, May 23, 2006 at our offices at 6 Riverside Drive, Andover, Massachusetts.  The only matters voted upon were the elections of Martin A. Schultz and Robert L. Voelk as Class III directors of the Company.  The tabulation with respect to each nominee is as set forth below:

Nominee	Number of Votes For	Number of Votes Withheld	Number of Abstentions	Number of Broker non-votes
Martin A. Schultz	3,239,438	3,976	N/A	0
Robert L. Voelk	3,236,582	6,832	N/A	0

The terms of office of Richard D. Cramer, Arnold E. Ditri, Andrew E. Lietz, William J. Drummey and James P. O’Halloran continued after the meeting.

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

OMTOOL, LTD.

August 7, 2006	By:	/s/ Daniel A. Coccoluto
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