Form 10-Q
period 2006-09-30
OMTOOL LTD
filed 2006-11-14
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐   No  ☒

There were 4,010,770 shares of the Company’s common stock, par value $0.01, outstanding on November 14, 2006.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended September 30, 2006
CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,366,471	$10,471,272
Accounts receivable, net of reserves of $16,000 at September 30, 2006 and $33,000 at December 31, 2005	2,019,538	1,618,799
Inventory	73,236	58,380
Prepaid expenses and other current assets	536,885	333,419
Total current assets	8,996,130	12,481,870
Property and equipment, net	1,481,043	175,566
Other assets	53,130	11,562
Total assets	$10,530,303	$12,668,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,186,574	$905,288
Accrued liabilities	1,398,369	1,170,508
Accrued state sales tax	317,705	343,279
Deferred revenue, current	3,977,929	3,408,002
Capital lease obligations, current	86,206	—
Total current liabilities	6,966,783	5,827,077
Long term liabilities:
Deferred revenue, long-term	474,497	410,232
Deferred rent	404,874	—
Capital lease obligations, long-term	377,188	—
Total liabilities	8,223,342	6,237,309

Stockholders’ equity:
Preferred Stock, $0.01 par value — Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common Stock, $0.01 par value — Authorized — 35,000,000 shares; Issued — 4,367,878 shares at September 30, 2006 and December 31, 2005; Outstanding — 4,010,770,shares at September 30, 2006 and 3,977,022 shares at December 31, 2005, respectively	43,679	43,679
Deferred compensation	—	(775,865)
Additional paid-in capital	34,735,719	35,556,639
Accumulated deficit	(30,576,178)	(26,327,762)
Treasury stock, at cost, 357,108 shares at September 30, 2006 and 390,856 shares at December 31, 2005	(1,845,743)	(2,005,618)
Accumulated other comprehensive loss	(50,516)	(59,384)
Total stockholders’ equity	2,306,961	6,431,689

Total liabilities and stockholders’ equity	$10,530,303	$12,668,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Software license	$1,031,839	$877,357	$2,989,554	$3,333,046
Hardware	605,273	582,976	1,569,340	2,142,283
Service and other	2,003,999	1,705,437	5,487,277	5,122,224

Total revenue	3,641,111	3,165,770	10,046,171	10,597,553

Cost of revenue:
Software license	60,024	41,983	143,465	113,185
Hardware	372,619	333,761	987,301	1,361,141
Service and other	856,000	682,896	2,450,783	2,082,023

Total cost of revenue	1,288,643	1,058,640	3,581,549	3,556,349

Gross profit	2,352,468	2,107,130	6,464,622	7,041,204

Operating expenses:
Sales and marketing	1,992,144	1,352,295	6,203,344	3,672,547
Research and development	664,335	579,422	2,095,889	1,617,112
General and administrative	809,438	570,421	2,527,866	2,071,729

Total operating expenses	3,465,917	2,502,138	10,827,099	7,361,388

Loss from operations	(1,113,449)	(395,008)	(4,362,477)	(320,184)

Interest and other income, net	30,532	51,578	114,061	137,335

Loss before income tax provision	(1,082,917)	(343,430)	(4,248,416)	(182,849)

Income tax provision	—	—		6,777

Net loss	$(1,082,917)	$(343,430)	$(4,248,416)	$(189,626)

Net loss per share:
Basic	$(0.27)	$(0.09)	$(1.06)	$(0.05)
Diluted	$(0.27)	$(0.09)	$(1.06)	$(0.05)

Weighted average shares used in per share calculations:
Basic	4,013,722	3,926,451	4,021,447	3,947,529
Diluted	4,013,722	3,926,451	4,021,447	3,947,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(4,248,416)	$(189,626)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	158,162	120,610
Accounts receivable reserves	(16,602)	(41,650)
Stock-based compensation	247,023	80,802
Changes in assets and liabilities:
Accounts receivable	(368,818)	134,036
Prepaid expenses and other current assets	(197,642)	(123,814)
Inventory	(14,856)	102,316
Other assets	(41,568)	—
Accounts payable	274,904	(89,246)
Accrued liabilities	220,160	(5,561)
Accrued state sales tax	(25,573)	(245,899)
Deferred revenue	596,587	97,179
Deferred rent	404,874	—

Net cash used in operating activities	(3,011,765)	(160,853)

Cash Flows from Investing Activities:
Purchases of property and equipment	(971,230)	(82,854)

Net cash used in investing activities	(971,230)	(82,854)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	20,507	36,619
Net proceeds from issuance of restricted common stock	622	—
Purchase of treasury stock	(153,332)	—
Repayment of capital lease obligations	(27,342)	—

Net cash (used in) provided by financing activities	(159,545)	36,619

Exchange rate effect on cash and cash equivalents	37,739	(62,177)

Net decrease in cash and cash equivalents	(4,104,801)	(269,265)

Cash and cash equivalents, beginning of period	10,471,272	10,655,121

Cash and cash equivalents, end of period	$6,366,471	$10,385,856

Supplemental Disclosure of Noncash Investing and Financing Activities:
Property and equipment purchased under capital lease	$490,736	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar.  The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2006.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the current period presentation.

(2)                                 Net Loss per Common Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  The dilutive effect of potential common shares consisting of outstanding stock options and a stock warrant is determined using the treasury stock method, in accordance with SFAS No. 128.  Diluted weighted average shares outstanding for the three and nine month periods ended September 30, 2006 and September 30, 2005, exclude 405,000 and 421,000 shares of potential common shares from stock options and a stock warrant, respectively, because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

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

During the nine months ended September 30, 2006, the Company did not record a tax provision due to the net loss incurred during the period.  During the nine months ended September 30, 2005, the Company recorded a tax provision of approximately $7,000 for expected tax liability in the United States.

(4)                                 Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(1,082,917)	$(343,430)	$(4,248,416)	$(189,626)
Foreign currency translation adjustments	(1,573)	(15,020)	8,868	(39,233)
Comprehensive loss	$(1,084,490)	$(358,450)	$(4,239,548)	$(228,859)

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for options granted using the Black-Scholes option pricing model.

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

As a result of adopting SFAS No. 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the three and nine months ended September 30, 2006 of approximately $8,000 and $23,000, respectively, for stock options and shares purchased under our employee stock purchase plan, of which $2,000 and $5,000, respectively, is recorded in cost of service and other revenue and $6,000 and $18,000, respectively, is recorded in operating expenses.

The net impact of adopting the new accounting guidance was as follows:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Under Adoption of SFAS No. 123R	If SFAS 123R had not been adopted	Under Adoption of SFAS No. 123R	If SFAS 123R had not been adopted
Loss from operations	$(1,113,449)	$(1,105,388)	$(4,362,477)	$(4,339,156)
Net Loss	$(1,082,917)	$(1,074,856)	$(4,248,416)	$(4,225,095)
Cash Used in Operating Activities	$(402,324)	$(394,263)	$(3,011,765)	$(2,988,444)
Cash Provided by Financing Activities	$(1,314,486)	$(1,314,486)	$(971,230)	$(971,230)
Basic Loss per Share	$(0.27)	$(0.27)	$(1.06)	$(1.05)
Diluted Loss per Share	$(0.27)	$(0.27)	$(1.06)	$(1.05)

The following table illustrates the effect on net income and net income per share that would have been reported if the fair value method had been used to account for stock-based compensation in 2005.  The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Three months Ended September 30,	Nine months Ended September 30,
	2005	2005
Net loss, as reported	$(343,430)	$(189,626)
Add: Stock compensation included in net loss	33,054	80,710
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(37,808)	(126,074)
Pro forma net loss	$(348,184)	$(234,990)

Net loss per share:
Basic and diluted, as reported	$(0.09)	$(0.05)
Basic and diluted, pro forma	$(0.09)	$(0.06)

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant.  In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan.  In accordance with the 1997 Stock Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.  Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period.  The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%.  The Company trues-up estimated forfeitures to actual at the end of each reporting period.  The Company did not grant any stock options during the nine months ended September 30, 2006 and September 30, 2005.  The total fair value of stock options vested during the nine month period ended September 30, 2006 was $8,000.

Total compensation expense related to unvested stock options was $16,000 as of September 30, 2006, which amount the Company expects to recognize over a weighted average period of 1.1 years.

Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2005	363,714	$5.73
Granted	—	—
Exercised	(2,572)	0.83
Canceled and expired	(7,068)	5.36
Outstanding, September 30, 2006	354,074	$5.77	4.4	$1,700,737
Exercisable, September 30, 2006	333,264	$6.01	4.2	$1,616,339

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period.  Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period.  The weighted average fair value of the shares purchased under the employee stock purchase plan was $2.29 for the nine month period ended September 30, 2006, based upon the following assumptions:

Nine months Ended September 30, 2006
Risk-free interest rate	4.82%
Volatility	95.0%
Expected dividend yield	0.0
Expected life	0.5 Years

Historical information regarding the Company’s common stock was the primary basis for the expected volatility assumptions.  The expected life is equal to the six-month purchase period.  As of September 30, 2006, there was $2,000 of unrecognized expense related to estimated purchases.

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

Prior to the adoption of SFAS No. 123R, the Company recorded deferred compensation based on the intrinsic value of the shares of restricted stock at the time of sale.  The Company then recognized deferred compensation as compensation expense ratably over the expected four year vesting period.  Due to the adoption of SFAS No. 123R, the balance of deferred compensation of approximately $776,000 as of December 31, 2005, relating entirely to restricted stock grants, has been reclassified to additional paid-in-capital in the accompanying unaudited consolidated balance sheet as of September 30, 2006.  With respect to restricted stock, the Company recognized approximately $72,000 and $224,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2006, respectively, and $33,000 and $80,000 during the three and nine month periods ended September 30, 2005, respectively.

Restricted stock compensation expense calculated under the fair value approach is based upon the current stock price at the time of grant and is recognized ratably over the four year vesting period.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 6%.  The Company trues-up estimated forfeitures to actual at the end of each reporting period.  During the nine months ended September 30, 2006 and September 30, 2005, the Company sold 62,196 and 68,016 shares of restricted stock, respectively.  The aggregate fair value of restricted stock vested during the nine month period ended September 30, 2006 was $130,000.

Total compensation expense related to unvested shares of restricted stock was $922,000 as of September 30, 2006, which amount the Company expects to recognize over a weighted average period of 3.0 years.

Restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	114,260	$7.90
Granted	62,196	6.84
Vested	(16,685)	7.78
Forfeited	(7,969)	7.38
Unvested, September 30, 2006	151,802	$7.51

(6)                                 Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accrued health insurance expense	$258,083	$169,811
Accrued salary and salary-related	652,651	639,297
Accrued professional fees	218,162	128,801
Other accrued expenses	269,473	232,599
	$1,398,369	$1,170,508

(7)                                 Capital Lease Obligations

The Company entered into a capital lease agreement in the amount of $491,000 on May 1, 2006 to finance the purchase of furniture and equipment for the Company’s new headquarters located in Andover, Massachusetts.  The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments.  The interest rate on the capital lease is 6.2%.  Total interest payments over the life of the lease are estimated to be $99,000.  The lease contains a provision whereby the Company would be required to repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000.

(8)                                 Deferred Rent

In January 2006, the Company entered into a new lease agreement for approximately 44,000 square feet of office space.  The Company moved to the new headquarters located in Andover, Massachusetts in April 2006. The lease has a ten-year term with an option to renew the lease for an additional five-year term at the then-applicable fair market rent.  Under the terms of the lease, the Company receives free rent for the first six months and the landlord will provide a tenant improvement allowance of up to $308,000.  The balance of deferred rent in the accompanying balance sheet as of September 30, 2006 represents the accumulated amount due for the free rent period plus the tenant improvement allowance of $247,000 received as of September 30, 2006.

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

Total revenue from international sources was $585,000 and $1.5 million for the three months and nine months ended September 30, 2006, respectively, and $725,000 and $2.0 million for the three months and nine months ended September 30, 2005, respectively.  The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total revenue (1)
United States	$3,056,310	$2,440,509	$8,511,444	$8,610,429
United Kingdom	146,129	158,925	482,435	654,457
Canada	133,605	240,904	486,588	514,630
South Africa	210,339	63,115	291,876	239,376
Rest of World	94,728	262,320	273,828	578,661
	$3,641,111	$3,165,770	$10,046,171	$10,597,553

	September 30, 2006	December 31, 2005
Long-lived assets (2)
United States	$1,513,607	$168,360
United Kingdom	20,566	18,768
	$1,534,173	$187,128

(1)             Revenue is attributed to geographic regions based on location of customer.

(2)             Long-lived assets include property and equipment and other assets.

(10)         Subsequent Event

The Company, Blue Chip Technologies Ltd. (“Blue Chip”), BC Acquisition, Inc., a wholly-owned acquisition subsidiary of the Company (“Merger Sub”), Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company (the “LLC”), and William J. Rynkowski, Jr. (the “Principal Shareholder”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2006, pursuant to which Merger Sub will, subject to the terms and conditions in the Merger Agreement, merge with and into Blue Chip (the “Merger”). As a result of the Merger, Blue Chip will become a wholly-owned subsidiary of the Company. Promptly following the Merger, the Company will cause Blue Chip to merge with and into the LLC.

The estimated aggregate consideration for the Company’s acquisition, by merger, of Blue Chip is up to $4.1 million, subject to adjustment, consisting of a combination of cash, promissory notes and common stock of the Company. The Company will hold back a portion of the purchase price as a source of payment for any indemnification claims that may arise under the Merger Agreement. The Merger, which is subject to customary and other closing conditions, including the entry by the Company and the Principal Shareholder into a piggy-back registration rights agreement and an employment agreement, is expected to close in December 2006.

Blue Chip, based in Danvers, Massachusetts, is a provider of electronic forms automation, document imaging and object archiving solutions to the healthcare vertical market.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2006 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 28, 2006.

Overview

In the first quarter of 2004, we introduced a new and innovative document routing platform for the distributed capture, process and distribution of both paper and electronic documents.  That platform, AccuRoute® 2.0, was initially targeted at the legal vertical market.  Although AccuRoute’s features are horizontal in nature and apply to many different markets - not just the legal vertical market - we made a strategic decision to focus primarily on the legal vertical market for two reasons.  First, we believed the characteristics of the legal vertical market were such that a company of our size could identify, segment and, using our small direct sales force, sell to the majority of the largest law firms.  Second, based on our enterprise fax experience in that vertical market, we understood that large law firms had intense document routing requirements due to their paper-intensive business processes.  These were requirements that we believed closely matched those of much larger enterprises and could provide the foundation for future market expansion.  Today, we view this strategy as having been very successful.  Despite the relatively small size of the legal vertical market, to date we have well in excess of 150 law firms and almost 40% of the top 100 law firms as AccuRoute customers.  AccuRoute has received product accolades from leading industry vendors and product analysts, which we believe underscores the product capabilities for other key vertical markets.

At this time, we expect that our leading position in the document capture and routing segment of the legal vertical market will continue to be an area of primary focus for us, but will not continue to provide the substantial growth opportunities we are seeking to achieve.  Based on our success in the legal vertical market, the industry accolades about AccuRoute that we continue to receive from third parties and the fact that AccuRoute sales presently represent more than 50% of our software license revenue, we see a large market opportunity for AccuRoute in several other vertical market segments, particularly financial services and healthcare.

In April 2005, we outlined a strategic initiative to significantly increase our investments in sales and marketing in order to capitalize on that larger market opportunity.  Our sales and marketing expenses increased gradually during the latter half of 2005, we did not fill the key senior management positions in sales and marketing until October and November of 2005 and have since continued to fill key positions on our sales teams.  Due to the challenge of staffing our sales and marketing organization and in penetrating new vertical markets, we have not yet achieved the market success that we anticipate in those expanded vertical markets.  Despite the strategic completion of the hiring of our management team only at the end of 2005, we believe there are many indications that our increased investments are starting to bear fruit.  If these key business indicators continue on their current trajectories, we expect that our investments will increasingly have a positive impact on our financial results going forward.

Further, we believe that:

1.               the continued growth in AccuRoute software license revenue (now representing more than 50% of total software license revenue);

2.               our recently announced relationships with partners such as HP and Xerox (as announced during the third quarter) which are a direct result of our significant investment in indirect sales; and

3.               the continued increase in revenue quarter over quarter in 2006 (up 16% on the strength of AccuRoute from the second to the third quarter), notwithstanding the continued steady decline in new sales of our legacy fax software and hardware over that same period;

all indicate that we are poised to take the next step to advance our business and grow our top-line revenue.

In addition to the growth attributed to our direct sales efforts, another specific area of steady growth has resulted from our significant investment in indirect sales (also referred to as channel sales).  We have seen growth in indirect sales bookings over the last four quarters and continue to believe that, with continued focus and investment, indirect sales will ultimately become our primary distribution method to drive widespread market coverage of our products.

Clearly, we have many remaining challenges as we seek to expand our business into new vertical markets, offset declines in our legacy fax business (including the hardware revenues associated with such sales) with increased software license revenue from AccuRoute sales and improve our results outside of the Americas.  Beyond the legal vertical market, we are starting to see an increasing number of opportunities in other vertical markets, but progress has been slower and more expensive than we initially expected.  As indicated by our operating results for the third quarter of 2006, we continue to invest in direct and indirect sales efforts, as well as marketing efforts, ahead of anticipated revenues attributable to these expenses.

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

Products and Services Overview

We provide document routing solutions and services that enable organizations to manage the capture, processing and distribution of “mixed-mode” documents (i.e., documents that contain both paper and electronic components) to electronic information systems such as enterprise content management, document management, records management, e-mail and document-archiving systems, leveraging application interfaces with which users are already familiar.  Our enterprise-class products are used by organizations that manage paper-based documents as part of their standard business processes or that have stringent compliance requirements for secure document handling, storage, integration and tracking of a variety of documents to or from corporate information systems.

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

We plan to continue the development of our AccuRoute product line; encapsulate the functionality of all our products into a single, configurable platform; expand our integration with complementary technologies (such as document and records management tools); and extend our document capture capabilities to continue to include compatibility with virtually all MFDs and scanners.  In addition, we continue to focus on tailoring our products to the specific needs of new markets we are entering.

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

Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices and MFDs and can integrate them with both desktop and enterprise software applications such as content management, e-mail and groupware systems.  To address customer needs, our products are modular and scaleable.  As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands.  In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation.  We license our products on a combination server/seat basis and as external hardware devices become more technologically advanced, we will extend a portion of our license fees to a device-based model.

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

The following table is a presentation of our total revenue:

	Total Revenue		Net Loss		Software License Revenue
Three months ended September 30, 2006	$3,641,111		$(1,082,917)		$1,031,839
Three months ended September 30, 2005	$3,165,770		$(343,430)		$877,357
Change over same period of prior fiscal year	$475,341 or 15.0%		$(739,487 or (215.3	) )%	$154,482 or 17.6%

Nine months ended September 30, 2006	$10,046,171		$(4,248,416)		$2,989,554
Nine months ended September 30, 2005	$10,597,553		$(189,626)		$3,333,046
Change over same period of prior fiscal year	$(551,382 or (5.2	) )%	$(4,058,790 or (2,140.4	) )%	$(343,492 or (10.3	) )%

During the first nine months of 2006, we experienced a decrease in our revenue due primarily to a decrease in sales for our legacy fax product that impacted both our software license and hardware revenue.  This decrease was, however, partially offset by an increase in our AccuRoute software license revenue during the same period.  Our service and other revenue increased during the nine month period ended September 30, 2006 as compared to the same period in 2005 as a result of a 76% increase in AccuRoute related support services revenue.

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

We have historically derived a majority of our total revenue from sales within the United States.  Revenue from our European operations decreased during the nine months ended September 30, 2006, as compared to the same period in 2005, due to a decrease in license and hardware revenue from our European customers.  We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets.  There can be, however, no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

The following is a presentation of our domestic and international revenue:

	Total Revenue		United States Revenue		Non-United States Revenue
Three months ended September 30, 2006	$3,641,111		$3,056,310 or 83.9%		$584,801 or 16.1%
Three months ended September 30, 2005	$3,165,770		$2,440,509 or 77.1%		$725,261 or 22.9%
Change from same period of prior fiscal year	$475,341 or 15.0%		$615,801 or 25.2%		$(140,460 or (19.4	) )%

Nine months ended September 30, 2006	$10,046,171		$8,511,444 or 84.7%		$1,534,727 or 15.3%
Nine months ended September 30, 2005	$10,597,553		$8,610,429 or 81.2%		$1,987,124 or 18.8%
Change from same period of prior fiscal year	$(551,382 or (5.2	) )%	$(98,985 or (1.1	) )%	$(452,397 or (22.8	) )%

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

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base.  We are pursuing sales opportunities via our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products.  However, we currently have more of our sales resources focused on the direct model and have consequently derived a significant portion of our revenue from direct sales.

	Total Software License and Hardware Revenue		Software License and Hardware Revenue from Indirect Distribution Channel Sales		Software License and Hardware Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License and Hardware Revenue
Three months ended September 30, 2006	$1,637,112		$561,204		34.3%
Three months ended September 30, 2005	$1,460,333		$589,205		40.3%
Change from same period of prior fiscal year	$176,779 or 12.1%		$(28,001 or (4.8	) )%	(6.0)%
Nine months ended September 30, 2006	$4,558,894		$1,851,799		40.6%
Nine months ended September 30, 2005	$5,475,329		$2,029,058		37.1%
Change from same period of prior fiscal year	$(916,435 or (16.7)	) %	$(177,259 or (8.7	) )%	3.5%

Headquarters Lease Arrangements

In January 2006, we entered into a new lease agreement for approximately 44,000 square feet of office space.  We moved our headquarters to this facility in Andover, Massachusetts at the end of April 2006.  The lease has a ten-year term and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent.  Under the terms of the lease, we receive free rent for the first six months and the landlord will provide us with a tenant improvement allowance of up to $308,000, of which we have received $247,000 as of September 30, 2006.  Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term.  If we decide to terminate the lease, we must pay a penalty of nine months’ rent and the unamortized portion of the tenant improvement allowance.  We believe the new facility will be suitable and sufficient for our needs for the foreseeable future.

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

Revenue Recognition and Accounts Receivable Reserves.   We derive our revenue primarily from two sources: (i) product revenue, which includes software license and hardware revenue; and (ii) service and support revenue, which includes software maintenance and support, installation, training and consulting revenue.  We license our software products on a perpetual basis.  We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers.  Our resellers order products from us based on purchase orders received from end-users and do not order stock.  We generally sell our products to resellers and directly to end-users without any specifically stated rights of return.  Occasionally, however, in our sole discretion, we will accept a product return if the end-user finds that the product does not fit its needs.  We also sell hardware products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and indirectly through resellers.  The hardware products that we resell are not functional without our software.  To support our software products, we sell software maintenance, support, installation, training and consulting services to end-users and indirectly through resellers.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” to all transactions involving the sale of multiple elements including software, hardware and service revenue.  We apply the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists,” with respect to providing for potential future product returns.  As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period.  Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

We recognize revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no uncertainties regarding customer acceptance.  We maintain a reserve for potential product returns.  We recognize software maintenance and support revenue over the term of the related maintenance period, which is typically a one-year period, beginning on the date of delivery.  On those occasions when we sell multiple-year maintenance contracts, we recognize the associated revenue over the multiple-year term of the maintenance contract.  We recognize other service revenue as we perform the services.  If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products purchased.  Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.  If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer’s acceptance, then we will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements.  Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9.  Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements.  Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform.  The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements.  If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue.  To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements.  If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For all sales, we use a binding purchase order, a signed contract or a credit card authorization as evidence of an arrangement.  Sales through our resellers are evidenced by a master agreement governing the relationship, together with binding purchase orders issued on a transaction-by-transaction basis.

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable.  If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable.  In these cases, we recognize revenue as the fees become due.  We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  We review Dunn & Bradstreet credit reports for our resellers and adjust our credit limits with those resellers accordingly.  If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is creditworthy then we predominantly sell to those resellers on cash on delivery terms.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates.  We also consider the impact of new product introductions, changes in customer demand and acceptance of our products on the adequacy of these reserves.  Our calculation of the estimated return reserve is based upon (1) an account specific review of potential returns where a return probability is known and (2) an estimate based upon past historical returns as a percentage of revenue.  We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period.  Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable.  We record trade accounts receivable at the invoiced amount and these accounts do not bear interest.  We specifically analyze accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts.  We review our allowance for doubtful accounts on a monthly basis.  Our calculation of the estimated accounts receivable reserve is also based upon (1) , an account specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) an estimate based upon past historical bad debts as a percentage of accounts receivable.  We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $16,000 and $33,000 at September 30, 2006 and December 31, 2005, respectively.  Both components of calculating the estimated reserve — specific identification and historic experience — are material judgments that we make.  We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertaininty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 becomes effective for fiscal years beginning after December 15, 2006.  We do not currently expect to elect early adoption of this statement.  We do not expect FIN 48 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments.  SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007.  We will adopt this statement prospectively once it is effective and applicable to us.  We do not expect SFAS No. 157 to have a material impact on our financial position and results of operations.

In September 2006, the Securities and Exchange Commissued issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 if effective for fiscal years ending after November 15, 2006.  We do not expect SAB No. 108 to have a material impact on our financial potion or results of operations.

Results of Operations

The following table sets forth certain financial data as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Software license	28.4%	27.7%	29.8%	31.5%
Hardware	16.6	18.4	15.6	20.2
Service and other	55.0	53.9	54.6	48.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	1.6	1.3	1.4	1.1
Hardware	10.2	10.5	9.8	12.8
Service and other	23.5	21.6	24.4	19.7
Total cost of revenue	35.3	33.4	35.6	33.6
Gross profit	64.7	66.6	64.4	66.4
Operating expenses:
Sales and marketing	54.7	42.7	61.7	34.6
Research and development	18.3	18.3	20.9	15.3
General and administrative	22.2	18.0	25.2	19.5
Total operating expenses	95.2	79.0	107.8	69.4
Loss from operations	(30.5)	(12.4)	(43.4)	(3.0)
Interest and other income, net	0.8	1.6	1.1	1.3
Income tax provision	0.0	0.0	0.0	0.1

Net loss	(29.7)%	(10.8)%	(42.3)%	(1.8)%

Gross profit:
Software license	94.2%	95.2%	95.2%	96.6%
Hardware	38.4	42.7	37.1	36.5
Service and other	57.3	60.0	55.3	59.4

Revenue

Software License.  Our software license revenue increased by approximately 18% to $1.0 million in the three months ended September 30, 2006, compared to $877,000 in the same period in 2005, due to an increase in revenue from our AccuRoute product.  Our software license revenue decreased by approximately 10% to $3.0 million in the nine months ended September 30, 2006, compared to $3.3 million in the same period in 2005, due to a decline in software license revenue for our legacy fax product offset in part by a 7% increase in our AccuRoute license revenue.  We did not have any material sales of our other software products during the nine month period ended September 30, 2006, which reflects our continued focus on the development and sale of our AccuRoute product.

During the three and nine month periods ended September 30, 2006, our revenue by product category (excluding freight and allowances for returns), as compared to the same period in the prior fiscal year was as follows:

	Total Revenue		Software License Revenue		AccuRoute License Revenue	Legacy Fax License Revenue		Other Software License Revenue
Three months ended September 30, 2006	$3,641,111		$1,031,839		$541,872	$491,521		$0
Three months ended September 30, 2005	$3,165,770		$877,357		$381,851	$489,438		$0
Change from same period of prior fiscal year	$475,341 or 15.0%		$154,482 or 17.6%		$160,021 or 41.9%	$2,083 or 0.4%		$0 or 0%

Nine months ended September 30, 2006	$10,046,171		$2,989,554		$1,664,235	$1,313,763		$0
Nine months ended September 30, 2005	$10,597,553		$3,333,046		$1,550,070	$1,709,166		$4,845
Change from same period of prior fiscal year	$(551,382 or (5.2	) )%	$(343,492 or (10.3	) )%	$114,165 or 7.4%	$(395,403 or (23.1	) )%	$(4,845 or (100.0	) )%

The following table presents software license revenue as a percentage of total revenue for the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005:

Software License Revenue as a Percentage of Total Revenue
Three months ended September 30, 2006	28.3%
Three months ended September 30, 2005	27.7%
Change from same period of prior fiscal year	0.6%

Nine months ended September 30, 2006	29.8%
Nine months ended September 30, 2005	31.5%
Change from same period of prior fiscal year	(1.7)%

The results for the three and nine month periods ended September 30, 2006 and 2005 demonstrate that our license revenue continues to shift toward our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines (excluding freight and allowances for returns) as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as Percentage of Software License Revenue	Other Software License Revenue as a Percentage of Software License Revenue
Three months ended September 30, 2006	52.5%	47.6%	0.0%
Three months ended September 30, 2005	43.5%	55.8%	0.0%
Change from same period of prior fiscal year	9.0%	(8.2)%	0.0%

Nine months ended September 30, 2006	55.7%	43.9%	0.0%
Nine months ended September 30, 2005	46.5%	51.3%	0.1%
Change from same period of prior fiscal year	9.2%	(7.4)%	(0.1)%

Included in software license revenue for the nine months ended September 30, 2005 is a net reduction of $24,000 in the sales returns and allowance reserve relating primarily to specific accounts where we have determined that the risk of a return is no longer present.

Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will continue to constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance.

Hardware.  Hardware revenue increased during the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, as a result of the differences in configuration in our legacy fax sales, which sales are the main driver for our hardware revenue.  However, given the overall increase in our software license revenue and decrease in sales of our legacy fax product, hardware revenue for the nine months ended September 30, 2006 represented a lower percentage of total revenue than in the same period of the prior year.

	Hardware Revenue		Hardware Revenue as a Percentage of Total Revenue
Three months ended September 30, 2006	$605,273		16.6%
Three months ended September 30, 2005	$582,976		18.4%
Change from same period of prior fiscal year	$22,297 or 3.8%		(1.8)%

Nine months ended September 30, 2006	$1,569,340		15.6%
Nine months ended September 30, 2005	$2,142,283		20.2%
Change from same period of prior fiscal year	$(572,943 or (26.7	) )%	(4.6)%

We expect market demand for AccuRoute, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will continue to decline and constitute a smaller percentage of our total revenue.

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased in the three and nine month periods ended September 30, 2006 as compared to the same periods in the prior fiscal year.  This increase is due primarily to an increase in sales of AccuRoute-related support services, which increased by 83% and 76% for the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005.  During the nine months ended September 30, 2006 this increase was offset in part by a decrease in support revenue related to our legacy fax product line.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended September 30, 2006	$2,003,999	55.0%
Three months ended September 30, 2005	$1,705,437	53.9%
Change from same period of prior fiscal year	$298,562 or 17.5%	1.1%

Nine months ended September 30, 2006	$5,487,277	54.6%
Nine months ended September 30, 2005	$5,122,224	48.3%
Change from same period of prior fiscal year	$365,053 or 7.1%	6.3%

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in both our United States and European operations and continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication.  Software license gross margin percentage decreased and the cost of software license revenue increased for the three and nine month periods ended September 30, 2006 as compared to the corresponding periods in 2005.  This increase in absolute dollars and decrease in gross margin percentage is due primarily to increased royalty payments associated with additional third-party software that we incorporated into our products during the third quarter of 2005.  We may license additional third-party software components in the future and, therefore, we expect that our software license cost as a percentage of software license revenue may increase slightly in the future.

	Cost of Software License Revenue	Software License Gross Margin
Three months ended September 30, 2006	$60,024	94.2%
Three months ended September 30, 2005	$41,983	95.2%
Change from same period of prior fiscal year	$18,041 or 43.0%	(1.0)%

Nine months ended September 30, 2006	$143,465	95.2%
Nine months ended September 30, 2005	$113,185	96.6%
Change from same period of prior fiscal year	$30,280 or 26.8%	(1.4)%

Hardware.  Cost of hardware revenue consists primarily of the cost we incur in purchasing third-party hardware products.  During the three month period ended September 30, 2006, we experienced an increase in our cost of hardware revenue and a decrease in our hardware gross margin percentage compared to the three month period ended September 30, 2005.  The increase in absolute dollars for the cost of hardware revenue is primarily due to an increase in hardware unit sales.  The gross margin percentage for hardware sales decreased due to a change in the mix of particular hardware products sold.

During the nine month period ended September 30, 2006, we experienced a decrease in our cost of hardware revenue and a slight increase in our hardware gross margin percentage compared to the nine month period ended September 30, 2005.  The decrease in absolute dollars of the cost of hardware revenue is due to a decrease in hardware unit sales.  The increase in the gross margin percentage for hardware sales is primarily due to a change in the mix of particular hardware products sold.

We do not expect significant changes in unit prices for the remainder of 2006 and into early 2007.

	Cost of Hardware Revenue		Hardware Gross Margin
Three months ended September 30, 2006	$372,619		38.4%
Three months ended September 30, 2005	$333,761		42.7%
Change from same period of prior fiscal year	$38,858 or 11.6%		(4.3)%

Nine months ended September 30, 2006	$987,301		37.1%
Nine months ended September 30, 2005	$1,361,141		36.5%
Change from same period of prior fiscal year	$(373,840 or (27.5	) )%	0.6%

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support as well as other miscellaneous customer service-related expenses.  The cost of service and other revenue increased in absolute dollars and the gross margin percentage for service and other revenue decreased during the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005.  For the three months ended September 30, 2006, cost of service and other revenue increased in absolute dollars due primarily to an increase in wages expense as a result of hiring new employees in the service department during the period as well as an increase in travel costs.   Also contributing to the increase in expenses, though to a lesser degree, was an increase in overhead expenses including additional costs associated with our new headquarters and an increase in recruiting fees associated with new employees hired during the third quarter of 2006, which costs together resulted in a decline in our service and other revenue gross margin percentage.

The increase in absolute dollars and decrease in gross margin we experienced during the nine months ended September 30, 2006 is due primarily to an increase in overhead expenses, including an increase in healthcare costs and additional costs associated with our new headquarters, as well as an increase in recruiting fees associated with new employees hired in the service department during the period.   To a lesser extent, cost of service and other revenue increased in the nine months ended September 30, 2006 in absolute terms as a result of an increased wages expense as a result of the new employees hired.

We do not expect any significant variances in our service and other revenue gross margin for the remainder of fiscal year 2006 and into early 2007.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended September 30, 2006	$856,000	57.3%
Three months ended September 30, 2005	$682,896	60.0%
Change from same period of prior fiscal year	$173,104 or 25.3%	(2.7)%

Nine months ended September 30, 2006	$2,450,783	55.3%
Nine months ended September 30, 2005	$2,082,023	59.4%
Change from same period of prior fiscal year	$368,760 or 17.7%	(4.1)%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, and the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs.  Sales and marketing expenses increased in the three and nine month periods ended September 30, 2006 as compared to the same periods of 2005 due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees.  To a lesser extent, sales and marketing expenses increased during the nine month period ended September 30, 2006 due to an increase in recruiting expenses as a result of new employees hired during the period as well as higher overhead expenses due primarily to an increase in healthcare costs and additional costs associated with our new headquarters.

Additionally, we increased our marketing program expenditures, including trade shows, lead generation programs market research and public relations during the third quarter and first nine months of 2006 as compared to the same periods of 2005.  These increased expenditures reflect our initiative to further penetrate the legal vertical market with our AccuRoute product, as well as our initiative to target new vertical markets, including the financial services and healthcare vertical markets.  Building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass the financial services and healthcare vertical markets.  During the remainder of 2006 our investment in sales and marketing and business development will remain at the current level and we expect that these investments will increasingly have a positive impact on our financial results going forward.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended September 30, 2006	$1,992,144	54.7%
Three months ended September 30, 2005	$1,352,295	42.7%
Change from same period of prior fiscal year	$639,849 or 47.3%	12.0%

Nine months ended September 30, 2006	$6,203,344	61.7%
Nine months ended September 30, 2005	$3,672,547	34.7%
Change from same period of prior fiscal year	$2,530,797 or 68.9%	27.0%

Research and Development. Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools.   While research and development expenses increased in absolute dollars during the three months ended September 30, 2006 compared to the same period in 2005, due an increase in the resources allocated to the department resulting in increased wages expense as well as an increase in consulting costs related to product development, research and development expenses as a percentage of total revenue remained virtually consistent as compared to the third quarter of 2005 due to the increase in our total revenue.

Research and development expenses increased during the nine month period ended September 30, 2006 as compared to the same period in the prior fiscal year due to an increase in consulting costs related to product development, as well as an increase in the resources allocated to the department resulting in increased wages expense.  To a lesser extent, research and development expenses increased during the nine months ended September 30, 2006 due to an increase in overhead costs as a result of higher healthcare costs.

We expect research and development expenses to remain consistent in absolute dollars for the remainder of 2006, as we believe we currently have a sufficient amount of engineers and third party consultants to support our expansion of our AccuRoute product into other vertical markets.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended September 30, 2006	$664,335	18.2%
Three months ended September 30, 2005	$579,422	18.3%
Change from same period of prior fiscal year	$84,913 or 14.7%	(0.1)%

Nine months ended September 30, 2006	$2,095,889	20.9%
Nine months ended September 30, 2005	$1,617,112	15.3%
Change from same period of prior fiscal year	$478,777 or 29.6%	5.6%

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive and finance personnel, as well as associated corporate general and administrative expenses. In the three and nine month periods ended September 30, 2006, our general and administrative expenses increased as compared to the same periods in the prior fiscal year.  The increase in general and administrative expenses during the three and nine month periods ended September 30, 2006, both in dollar amount and as a percentage of total revenue, is due to an increase in resources allocated to the department,  resulting in increased wages and stock-based compensation expense.  During the third quarter of 2006 as compared to the same period in 2005, we experienced an increase in state sales tax expense, as a result of a reduction in the state sales tax accrual in the third quarter of 2005as a  result of our settlement of sales tax obligations with certain states at an amount less than what we had estimated.  This increase in state sales tax expense also contributed to the increase in our general and administrative expenses for the nine moth period ended September 30, 2006.  In addition, during the three months ended September 30, 2006, we experienced an increase in professional fees related to our compliance efforts with Section 404 of the Sarbanes Oxley Act of 2002 as well as higher legal expenses as a result of increased patent work.

During the nine months ended September 30, 2006, our general and administrative expenses increased due in part to an increase in wages expenses as a result of hiring a Managing Director for our United Kingdom subsidiary, as well as an increase in overhead expenses as a result of higher healthcare costs and expenses incurred in connection with the relocation to our new headquarters.  In addition, we experienced an increase in accounting and legal expenses during the first nine months of 2006 as a result of increased sales tax compliance and patent work, which was offset by a decrease in professional fees related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended September 30, 2006	$809,439	22.2%
Three months ended September 30, 2005	$570,421	18.0%
Change from same period of prior fiscal year	$239,018 or 41.9%	4.2%

Nine months ended September 30, 2006	$2,527,867	25.2%
Nine months ended September 30, 2005	$2,071,729	19.5%
Change from same period of prior fiscal year	$456,138 or 22.0%	5.7%

Interest and Other Income, net.  Interest and other income, net consists principally of interest income earned on cash and cash equivalent balances, offset by interest expense associated with a capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters.  Interest and other income, net decreased as a result of a lower average cash balance during the three and nine month periods ended September 30, 2006 as compared to the same periods of 2005 and also as a result of finance charges related to the capital lease discussed above.  We expect that interest and other income, net will be relatively stable quarter over quarter for the fourth quarter of fiscal year 2006.

	Interest and Other Income		Interest and Other Income as a Percentage of Total Revenue
Three months ended September 30, 2006	$30,532		0.8%
Three months ended September 30, 2005	$51,578		1.6%
Increase from same period of prior fiscal year	$(21,046 or (40.8	) )%	(0.8)%

Nine months ended September 30, 2006	$114,061		1.1%
Nine months ended September 30, 2005	$137,335		1.3%
Increase from same period of prior fiscal year	$(23,274 or (16.9	) )%	(0.2)%

Provision for Income Taxes.  We did not record a tax provision during the three or nine month periods ended September 30, 2006 due to the net loss incurred during the period.  We did not record a tax provision for the three month period ended September 30, 2005, but did record a net tax provision of $7,000 for expected tax liability in the United States during the nine month period ended September 30, 2005.

Subsequent Event: Entry into a Definitive Agreement to Acquire Blue Chip Technologies Ltd.

As previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 (the “8-K”), the Company, Blue Chip Technologies Ltd. (“Blue Chip”), BC Acquisition, Inc., a wholly-owned acquisition subsidiary of the Company (“Merger Sub”), Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company (the “LLC”), and William J. Rynkowski, Jr. (the “Principal Shareholder”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2006, pursuant to which Merger Sub will, subject to the terms and conditions in the Merger Agreement, merge with and into Blue Chip (the “Merger”). As a result of the Merger, Blue Chip will become a wholly-owned subsidiary of the Company. Promptly following the Merger, the Company will cause Blue Chip to merge with and into the LLC.

The estimated aggregate consideration for the Company’s acquisition, by merger, of Blue Chip is up to $4.1 million, subject to adjustment, consisting of a combination of cash, promissory notes and common stock of the Company. The Company will hold back a portion of the purchase price as a source of payment for any indemnification claims that may arise under the Merger Agreement. The Merger, which is subject to customary and other closing conditions, including the entry by the Company and the Principal Shareholder into a piggy-back registration rights agreement and an employment agreement, the forms of which are attached to the Merger Agreement as Exhibit E and Exhibit F, respectively, is expected to close in December 2006.

A copy of the Merger Agreement and certain exhibits thereto was attached to the 8-K as Exhibit 2.1 and is incorporated  herein by reference. The foregoing description of the Merger Agreement and certain exhibits thereto is qualified in its entirety by reference to the full text of the Merger Agreement and such exhibits.

Blue Chip, based in Danvers, Massachusetts, is a provider of electronic forms automation, document imaging and object archiving solutions to the healthcare vertical market.

Inflation

During the fiscal years ended December 31, 2005, 2004 and 2003 and the first three fiscal quarters of 2006, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997.  As of September 30, 2006, we had cash and cash equivalents of $6.4 million and working capital of $2.0 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Provided (Used)
	Operating Activities		Investing Activities		Financing Activities
Nine months ended September 30, 2006	$(3,011,765)		$(971,230)		$(159,545)
Nine months ended September 30, 2005	$(160,853)		$(82,854)		$36,619
Change from same period of prior fiscal year	$(2,850,912 or (1,772.4	) )%	$(888,376 or (1,072.2	) )%	$(196,164 or (535.7	) )%

Our operating activities used cash of $3.0 million and $161,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively.  We believe that the additional resources being allocated to improve the success of our AccuRoute product in the legal vertical market and its expansion into the financial services and healthcare vertical markets will continue to put pressure on our earnings and operating cash flow during the remainder of 2006, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the nine months ended September 30, 2006 consisted primarily of a net loss from operations and an increase in accounts receivable and prepaids and other current assets, offset in part by a increase in deferred revenue, deferred rent and accounts payable as well as the non-cash effects of stock-based compensation and depreciation.

The increase in accounts receivable is due to the fact that much of our sales order processing occurred at the end of the quarter.  The increase in prepaid expenses and other current assets is due to payments for insurance and third party royalty agreements for software licenses.  The increase in accounts payable is due to the timing of vendor payments.  The increase in deferred rent is a result of cash received from a tenant improvement allowance related to our new headquarters and the six month free rental period associated with the lease for our headquarters office space.  The increase in deferred revenue is due to a higher volume of support contracts and an increase in orders for which we hold contracts but had to defer revenue recognition because the associated sales did not yet meet all of the criteria for revenue recognition.

Net cash used during the nine months ended September 30, 2005 consisted primarily of a net loss from operations, a decrease in accrued state sales tax and an increase in prepaid expenses and other current assets, offset in part by the non-cash effects of depreciation and stock based compensation and a decrease in accounts receivable and inventory.

Investing activities used cash of $971,000 and $83,000 during the nine months ended September 30, 2006 and 2005, respectively.  The primary use of cash for investing activities during the first nine months of 2006 was the purchase of furniture and equipment for our new headquarters.  We do not expect to make any significant investments in computer-related software and hardware products during the fourth quarter of 2006 since we have already improved our IT infrastructure and facilities during the first half of fiscal year 2006 as part of our relocation of our office. The sole use of cash for investing activities during the first nine months of 2005 consisted of hardware and software purchases.

Financing activities used cash of $160,000 for the nine months ended September 30, 2006 primarily for the purchase of stock from an unaffiliated stockholder.  Financing activities provided $37,000 of cash for the nine months ended September 30, 2005 due to the net proceeds from the issuance of common stock from our employee stock purchase program.

Based on our performance for the first nine months of 2006 and current expectations for the remainder of the fiscal year, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, working capital, payment of sales taxes and purchases of property and equipment.  There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.  The issuance of additional equity or equity-related securities would be dilutive to our stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

The following table represents the approximate amounts of payments due under specified contractual obligations as of September 30, 2006:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Capital lease obligations	$550,245	$117,910	$235,819	$196,516	$—
Operating lease obligations	$4,123,409	$365,381	$766,802	$820,027	$2,171,199
Total contractual obligations	$4,673,654	$483,291	$1,002,621	$1,016,543	$2,171,199

Capital lease obligations consist of a capital lease with a five-year term related to the purchase of furniture and equipment for our new Andover, Massachusetts headquarters.  Operating lease obligations consist of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom. As of September 30, 2006, we did not have any material commitments for capital expenditures or other long-term liabilities for which payments are required.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of September 30, 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value.  Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in its local currency.  The Company translates the operating results of its United Kingdom subsidiary into U.S. dollars and consolidates them for reporting purposes.  The Company translates the operating results of its impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2006.  The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As of September 30, 2006 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2006 — June 30, 2006	25,000	$5.51	—	—
July 1, 2006 — July 31, 2006	—	—	—	—
September 1, 2006 — September 30, 2006	—	—	—	—

(1)  On June 1, 2006, the Company, in an open-market transaction, repurchased 25,000 shares of its Common Stock from a non-affiliated stockholder.  The Company effected this share repurchase at a purchase price of $5.51 per share.

Item 5.  Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the time period covered by this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

2.1

Agreement and Plan of Merger, dated November 13, 2006, by and among Omtool, Ltd., Blue Chip Technologies Ltd., BC Acquisition, Inc., Omtool Healthcare, LLC and William J. Rynkowski, Jr. previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated November 13, 2006 and incorporated herein by reference.

10.1

Sublease Agreement, dated July 28, 2006 and effective July 1, 2006, by and between Omtool, Ltd. and eSped.com, Inc., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference.

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

OMTOOL, LTD.

November 14, 2006	By:	/s/ Daniel A. Coccoluto
Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

2.1

Agreement and Plan of Merger, dated November 13, 2006, by and among Omtool, Ltd., Blue Chip Technologies Ltd., BC Acquisition, Inc., Omtool Healthcare, LLC and William J. Rynkowski, Jr. previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated November 13, 2006 and incorporated herein by reference.

10.1

Sublease Agreement, dated July 28, 2006 and effective July 1, 2006, by and between Omtool, Ltd. and eSped.com, Inc., previously filed as an exhibit to Omtool’s Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.