Form 10-K
period 2006-12-31
OMTOOL LTD
filed 2007-03-26
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Registrant’s telephone number, including area code: (978) 327-5700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,331,734 based on the average bid and asked price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of the registrant’s common stock as of March 21, 2007 was 4,545,561.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this report.

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; and the Company’s ability to satisfy working-capital requirements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of those known or unknown risk or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from those forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A. Risk Factors.

PART I

Item 1.                        Business

We are a provider of document and information handling solutions that control document-based business communications and processes that simplify the integration of paper and electronic documents into enterprise information systems. Our software products streamline the capture, conversion, and communication of both paper and electronic information, enabling fast, secure, and simultaneous distribution to multiple destinations in multiple formats.

Our flagship product is AccuRoute®, a document handling platform which provides faster, more efficient document workflows and increased worker productivity, while reducing cost, complexity, and risk. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries such as the legal, financial services, and healthcare vertical markets that demand secure handling, integration, and tracking of documents in full compliance with a range of regulatory requirements. Further, we provide compatibility with enterprise hardware and supported software to leverage existing information technology infrastructures.

Genifax™, our enterprise fax product, offers a scalable, server-based feature set and shares a common Microsoft® Windows® server-based architecture with our AccuRoute product line. Companies can deploy our software products on heterogeneous, multi-platform computer networks and digital scanning and multi-function peripherals (devices that perform two or more of the following functions: printing, faxing, scanning and copying, referred to as “MFPs”) and integrate them with both desktop and enterprise software applications. Our products are modular and scaleable. Our customers can implement additional communication capacity through the addition of system components and connectors to keep pace with growing demand and changing infrastructure requirements. Our customers can also add additional Omtool product servers to a configuration to provide failover and redundancy, helping to ensure continuous operation. We license our products on a combination server/user basis and as external hardware devices become increasingly technologically advanced, we will extend a portion of our license fees to a device-based model.

Overall, we will continue to focus on vertical markets where industry or governmental regulations or business practices require confidentiality, timely electronic delivery, and archiving of critical documents in electronic and paper format. We also expect to maintain our established position in our traditional market—secure electronic document handling.

Acquisition of BlueChip Technologies

On December 29, 2006, we closed our acquisition of BlueChip Technologies Ltd. (“BlueChip”), a privately-held provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market, and then merged BlueChip with and into our wholly-subsidiary, Omtool Healthcare, LLC. The BlueChip acquisition provides complementary value to us through both the company’s products and customer base. In particular, BlueChip’s products provide vertically specific document workflow solutions for healthcare providers, as well as forms processing and document archiving technologies that are expandable to other markets. Further, BlueChip brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our market penetration. We intend to incorporate BlueChip’s forms automation and document archiving functionalities into our AccuRoute product line.

Specifically, BlueChip’s solutions for document imaging and workflow for hospital admissions and billing functions allow us to deliver a more complete suite of products that handle the healthcare document workflow. Omtool’s new Healthcare Suite, which is based on AccuRoute and now includes the applications acquired as a result of the BlueChip acquisition, will help to eliminate a significant portion of a healthcare facility’s paper forms and improve productivity through electronic form delivery. Hundreds of healthcare facilities have already adopted technologies from Omtool’s Healthcare Suite.

Company Background

We were incorporated in New Hampshire in March 1991 and reincorporated in Delaware in January 1996. Our principal executive offices are located at 6 Riverside Drive, Andover, Massachusetts 01810 and our telephone number is (978) 327-5700. Our Web site is at http://www.omtool.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission.

Industry Background

Organizations of all sizes must increase employee productivity to improve their competitive posture. Simultaneously, they must also comply with a growing range of government mandates and regulatory frameworks. Collectively, these pressures and regulations are forcing organizations to focus on streamlining the exchange and management of documents within the context of complete enterprise content management.

While many enterprises have invested heavily in powerful and reliable information technology infrastructures, these investments address only a portion of the problem. That is because a significant percentage of a company’s critical business information remains locked in the company’s file drawers in the form of paper documents.

In their efforts to rein in disparate content sources and formats, many companies are encountering significant challenges. According to an industry study, a typical office worker spends 40 percent of his time looking for information while professionals spend more than 500 hours annually reviewing and routing documents and another 150 hours annually looking for incorrectly filed documents. The cost of this time is significant. Further, an average organization spends $20 in labor to file each document, while one out of every 20 documents is lost. We believe companies seeking to remain competitive must address this lost productivity and we believe that our products are well-suited to tackle this challenge.

New, revised and stricter compliance requirements are forcing companies to address the way they handle their documents (both paper and electronic) and manage their information management infrastructure. To ensure that they retain required documents for the prescribed periods of time and that retained documents are immediately accessible, enterprises are revisiting their document retention policies based on specific compliance requirements such as the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”); Section 17(a) of the Securities Exchange Act of 1934, as amended (“SEC 17(a)”); anti-money laundering statutes; and other similar laws and regulations. At the same time, consumer privacy continues to be a growing concern. Compliance requirements in support of privacy—such as the Gramm-Leach-Bliley Act and the Health Information Portability and Accountability Act (“HIPAA”)—dictate specific policies and procedures for capturing, distributing and storing consumer and patient records and securing their privacy and security.

Law firms have document-centric environments and often need to convert paper-based documents into electronic files for archiving into document or records management systems. Ideally, law firms would convert these electronic documents into a searchable format that may be properly profiled for easy and fast retrieval. In addition, emerging mandates from courts in many jurisdictions are calling for electronic filing (e-filing) of all cases and associated documents, making the conversion of paper documents into electronic form all the more important.

Financial services companies have to abide by the Securities and Exchange Commission rules, such as those promulgated under SEC 17(a). As a result, financial service companies must take steps to safeguard the communication of documents against potential abuses, including, in the case of broker-dealers, by implementing specific processes and policies related to the storage and management of records. Faxes and other paper records, which are integral components of business operations of brokers, dealers and others subject to SEC 17(a), are an essential component of the record-keeping requirements of SEC 17(a) compliance.

Healthcare organizations often use e-mail and fax to communicate patient information among providers, payors, and private corporations. Under HIPAA regulations for document portability and privacy, both e-mail and fax communications must undergo significant changes to ensure the confidentiality of patient information. Healthcare providers face a daunting array of complex forms and documents—all carefully governed by clinical practices, strict patient confidentiality requirements, regulatory frameworks, and reimbursement issues. As a result, healthcare providers spend millions of dollars each year to produce and process documents and forms. Further, the adoption of electronic medical records is driving the healthcare industry to higher levels of electronic automation.

Organizations across a range of industries beyond the legal, financial services and healthcare vertical markets face significant compliance demands. In recent years, regulatory compliance has expanded and evolved to become a separate organizational function within large organizations, characterized by numerous needs and challenges. These compliance initiatives, best practices and government mandates prescribe specific policies for tracking, securing and archiving numerous types of communications and documents, and are driving enterprises to pay close attention to their document management strategies.

The Omtool Solution

Our solution provides enterprises with extensive and flexible software that works on their computer networks and MFPs and has features that capture, convert, distribute, and archive documents in electronic formats, regardless of their original format. Collectively, our products add functionality, security, efficiency, and accuracy that are missing from existing messaging, enterprise resource planning, and document management systems and MFPs. Along with our hardcopy and fax archive features, the document routing and delivery security that our products provide helps companies meet government regulations such as Sarbanes-Oxley, SEC 17(a) and HIPAA, industry mandates and best-practice policies regarding the protection and preservation of confidential business and personal information that is transmitted electronically. Further, our document and information handling solutions provide organizations with a means to address the productivity challenges presented by a myriad of documents and business processes.

Our AccuRoute solution is ideal for law firms because it easily handles electronic documents that arrive by e-mail or fax, as well as paper documents that can be imaged by any standard digital copier.

Within financial service companies broker-dealers can use AccuRoute to create a complete time-stamped, server-based audit trail of where each document came from, what was done to it, and where it went, along with an archived copy that can be quickly retrieved. AccuRoute can, therefore, reduce the costs and risks associated with archiving and retrieving documents in a manner compliant with SEC 17(a). Our products also provide healthcare organizations with a fully capable fax and e-mail solution that supports HIPAA-compliant processes.

Our software products can be deployed on multi-platform, client-server computer networks and in the case of our AccuRoute and Healthcare Suite of products, on MFPs.

As a result, we believe that opportunities exist for us to sell our software products in the legal, healthcare and financial services vertical markets. We also believe our solutions are well suited to other document-intensive markets and segments that require document distribution and faxing from data-centric applications, paper integration in mission critical business processes, and fax as the standard for electronic document exchange.

AccuRoute Document Handling Platform

Our AccuRoute product is a software solution that captures, converts, distributes and archives paper and electronic documents. AccuRoute transforms both paper and electronic-based documents into electronic files and routes the information within and outside an organization. Through AccuRoute, we enable customers to administer their documents from either a desktop computer or from a MFP panel, all while seamlessly integrating with their business workflow to:

•       Capture paper and electronic-based information for efficient document handling with distributed end user access.

•       Achieve Compatibility with any networked scanner, scan-enabled digital printer, copier, fax, or MFP.

•       Convert paper and electronic documents into a variety of formats including text-searchable Adobe Portable Document Format (“PDF”), tagged image file format, JPEG, DOC and TXT files.

•       Combine paper and electronic-based information to create “mixed-mode” documents.

•       Create personal and public document-handling rules (embedded directives) that may be saved for reuse.

•       Compress documents up to 80 percent of original file size, thereby reducing electronic transmission (bandwidth) and storage requirements.

•       Communicate with various destinations and recipients simultaneously, such as desktop computers, faxes, e-mail, network folders, printers, document repositories, document management systems, records management systems, enterprise content management systems, and litigation support systems.

•       Collaborate on documents that were previously difficult to share.

•       Use a Consistent and intuitive desktop interface that directly leverages existing applications and eliminates the need to learn proprietary systems.

•       Comply with a vast range of corporate record-retention requirements, government regulations, and industry mandates

Our AccuRoute product works with nearly all brands of scan-enabled MFPs by allowing the definition of document capture and delivery options at the end user’s desktop computer. During 2006, we extended this technology to include support for “smart MFPs” that use embedded software displays in a variety of manufacturers’ models.

Products Acquired through Our Acquisition of BlueChip

Upon the completion of our recent acquisition of BlueChip, we have expanded the products available to healthcare customers. The BlueChip products for healthcare organizations—now included in the Omtool Healthcare Suite—include the following products:

•       ADT eForms™ production system provides hospitals with on-demand admissions, discharge and transfer (or ADT) electronic forms for registration and patient identification such as identification (or ID) bracelets and patient ID labels.

•       eForms Station™ electronic forms library gives immediate access to a hospital’s custom library of electronic and printable forms.

•       Image-In™ Point of Service image capture system scans images of typically non-clinical documents such as insurance cards, driver’s licenses, referral forms, HIPAA notices and the like and displays them on a desktop paneled window.

•       Image-In Business document and form capture system converts paper-based business documents to electronic records.

•       Image-In Clinical medical records scan facility enables users to capture fully the entire patient file after discharge.

•       Image-In Queue document viewer enables administrators to manage, view, and disseminate electronic documents to the proper departments and/or patient files.

•       ObjectArchive™ electronic archive provides the foundation to securely store information designed, developed and captured through any of the Omtool Healthcare Suite products.

We will continue to market these products individually as we integrate them into our flagship AccuRoute product line.

Genifax™ Enterprise Fax Solution

Our Genifax product automates and integrates fax communication throughout an enterprise, and integrates with desktop and enterprise software applications. Our Genifax product, coupled with configured hardware components, provides high availability and high-volume enterprise fax capabilities, incorporating features and functions that include:

•       Redundancy and failover to ensure availability when fax-based messaging is mission critical;

•       Approval workflow to allow administrative review and approval for both inbound and outbound activity;

•       The ability to receive fax messages as image-based (non-editable) or text-based (editable) PDF files;

•       An enhanced Web client that enables users to send, receive, manage, and view the status of their fax in-boxes and that provides an alternative to e-mail based forms for organizations wishing to separate e-mail and fax traffic; and

•       Cost-recovery tracking.

•       A private fax feature that ensures senders that the receiving fax machine is identified prior to actual fax delivery.

Genifax’s private fax feature makes this product ideal for organizations where confidentiality of faxed documents is either a regulatory requirement or a best practice. Further, our Genifax product is designed to allow an administrator to take advantage of password/security features native to the Windows server operating system to provide needed protections.

Other Software

While we no longer actively market our Genidocs secure document delivery or our Fax Sr. legacy network fax product lines, we continue to maintain these product lines and earn recurring maintenance revenues from our installed base. At this time, however, we do not plan to extend the Fax Sr. product line with new features or new releases.

Hardware

We resell certain hardware products (such as intelligent fax boards) from third-party vendors. Typically, we make hardware sales as a result of either new sales of our software products or sales to existing customers upgrading their information technology infrastructure. Where our customers also want fax capabilities, we sell hardware products with our AccuRoute product. We undertake these hardware sales as a convenience to customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that we resell are not functional without our product software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we only maintain a minimal inventory of these hardware products.

Strategic Objectives

To provide our document and information-handling solutions more effectively, we continue to advance our document processing functionality while incrementally adding support for electronic information systems such as e-mail systems, enterprise content management systems, records management systems, and archival systems. In the coming months, we will embark on integrating our acquired BlueChip’s products into our existing suite of products.

We aim to extend our position as a provider of enterprise-class document-handling software solutions and become a leading provider of electronic document exchange solutions that include capture, processing, and distribution of paper or electronically formatted documents. In order to reinforce the Omtool brand in enterprise-class document handling and exchange solutions, while maintaining our strong position as an enterprise-level fax software provider, we intend to take advantage of our penetration of the legal vertical market, extended our presence in the healthcare vertical market, broaden our customer base, industry partnerships, and extensive knowledge of enterprise content management to pursue the following business strategies:

•       Promote AccuRoute as a Universal Document Handling Platform—through product development and targeted marketing efforts, establish AccuRoute as a universal document handling hub to support virtually all enterprise devices related to document capture, document management and electronic information systems.

•       Continue to Extend Product Offerings—invest in and refine the features and functions of our AccuRoute, BlueChip and Genifax products. Specifically, we plan to continue to enhance our document routing, fax and secure-messaging technologies, as part of the evolution of our AccuRoute platform in order to keep pace with customer requirements and, where appropriate opportunities exist, to repackage portions of our existing technology to address opportunities that we believe exist for low-cost, distributed products that provide limited document exchange capabilities.

•       Integrate Key Portions of BlueChip’s Product Portfolio with AccuRoute—build BlueChip’s products into our flagship AccuRoute product line so that we can deliver the functionality of this full suite of products to healthcare and non-healthcare markets alike.

•       Leverage Installed Base of Customers—extend our user base and the use of our software applications at our existing customer installations, by expanding the use of our products across our customers’ organizations as well as promoting customer adoption of additional Omtool products. In addition, we plan to cross-sell our solutions to both our legacy Omtool customer base and legacy BlueChip customers, and over time to integrate AccuRoute and BlueChip technology components.

•       Focus on Vertical-Market Opportunities—target those vertical markets where our electronic document handling solutions have specific applicability, such as the legal, healthcare, and financial services vertical markets, as well as the compliance organizations of Fortune 1000 companies.

•       Continue to Pursue Strategic Distribution Relationships—continue to form strategic relationships with leading providers of products and services that complement our product offerings, such as our alliances with Ricoh, Xerox and Hewlett-Packard Company (“HP”), as a means of market expansion, a solid source of sales leads and exposure of our products to new markets and prospective customers.

•       Expand International Sales—increase the returns on our international presence and investments, primarily in Europe, to address target markets outside of the United States and serve customers that operate on a multinational basis.

Customer Service

To help our customers achieve successful deployments of our solutions, our customer service organization provides technical support for all of our products. For an additional fee at the time of the initial licensing of our products, we provide support services for an additional period of time—typically 12 months. These support services typically include telephone support and software upgrades/updates (such as maintenance releases, minor feature-enhancement releases, technical bulletins, and replacement of damaged media). Customers may renew their support services at their discretion on an annual basis. We currently price our annual support services based on a percentage of our product license fee. We provide additional services on an as-needed. Our professional services include:

•       Site survey, assessment, and recommendations;

•       Training, installation, and integration;

•       Advantage Support for maintenance, upgrades, and support; and

•       A full range of professional services, including software customization and consulting.

Sales and Marketing

Sales

While our products have broad horizontal applicability through compliance and business-continuity initiatives, our direct sales efforts remain focused on vertical-specific solutions, primarily in the legal and healthcare vertical markets with financial services and other vertical markets through our strategic partners. The Company has historically had a direct sales team that focuses on vertical and horizontal markets. The direct sales team is comprised of both inside and outside sales representatives. Inside representatives are primarily selling over the telephone and outside representatives sell both over the telephone and by traveling to customer sites. Our direct sales efforts are primarily targeted on customers within the United States and Canada. We also maintain a sales office in London, England.

Indirect Channels

To complement our direct vertical sales and marketing initiatives, we align with strategic partners and indirect sales channel partners such as resellers, systems integrators, and value added distributors that can provide access to a broad and horizontal base of potential customers. We believe that pursuing arrangements with channel partners is a more efficient strategy for pursuing horizontal market opportunities that might otherwise elude a company of our size. To establish a strong reseller channel, we dedicate sales resources specifically to finding, qualifying and managing our channel partners.

We currently have strategic alliances with Xerox Corporation and Ricoh Co., Ltd., providers of digital scanning MFPs that, when combined with our software products, enable users easily to integrate hardcopy documents into their electronic workflow. In 2007, we entered into a distribution agreement with HP, authorizing HP to resell and support our AccuRoute product, which is tightly integrated with HP MFPs. This strategic alliance provides significant added value to users of HP’s MFPs and provides us with a broad sales channel for our AccuRoute product.

Outside of the United States, we continue to use independent distributors to promote, license and support our products. In addition to our direct sales efforts, we expect to continue to market our products through independent distributors in strategic international markets. In 2004, 2005 and 2006, sales outside of the United States (primarily Europe) represented approximately 22 percent, 19 percent and 17 percent, respectively, of total revenue. In 2004, 2005 and 2006, total revenue within the United States accounted for 78 percent, 81 percent and 83 percent, respectively, of total revenue.

Marketing

To support our sales organization, we will continue to implement comprehensive marketing programs that promote our products and position us in the enterprise-class document handling market. These efforts may include product advertising, public relations, trade show participation, educational seminars, direct mail and telemarketing campaigns (both online and offline), as well as participation in industry programs and forums.

Customers

As of December 31, 2006, we had approximately 1,000 active customers worldwide across many industries illustrating the cross-industry applicability of our products and services. No single customer accounted for 10 percent or more of our total revenue in 2004, 2005 or 2006.

Research and Development

We continue to invest in research and development, believing our future success depends largely on our ability to continue to consolidate and enhance our AccuRoute, BlueChip, and Genifax products into a single, comprehensive, feature-rich extendable platform. Our engineering teams focus on the concurrent development of a range of product enhancements that leverage modular product architectures. Our product development efforts focus on new products, the exploration of emerging technologies and standards, and the continued enhancement of existing products. We also continually review opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of our product families. We may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

We expect to retain skilled development engineers whose services are in short supply. Should we need to replace these skilled engineers and should we face any delays or difficulties in doing so, our business, financial condition and results of operations could be adversely affected. Our research and development expense in 2004, 2005 and 2006 was approximately $1.9 million, $2.2 million and $2.8 million, respectively.

Since our inception, we have not capitalized any software development costs. We plan to continue to make significant investments in research and development, expenses comprised primarily of the compensation of skilled engineers, independent contractors and outside vendors.

Competition

In both the market for enterprise document handling and in our legacy enterprise fax software market, we face direct competition from independent software vendors as well as indirect competition from large infrastructure, hardware and other vendors that offer alternative approaches or that compete for customer visibility, relationships or information technology budgets.

Enterprise Document Handling

In the market for enterprise document handling where our AccuRoute product competes, we face competition from:

•       Original equipment manufacturer enhanced scanning solutions;

•       Production scanning devices; and

•       Document imaging and routing technology from independent software providers.

Most major MFP vendors provide basic scanning capability with each digital device at little or no cost. Competitors in this area include the hardware MFP providers we typically partner with such as Ricoh, HP, and Xerox.

The companies that offer large production devices include a few independent software vendors, for example Kofax (a Dicom Group, plc company) and EMC Corporation (formerly Captiva Software), whose business focus was initially the high-volume production scanning segment.

In the distributed document capture and delivery market in which our AccuRoute software competes, there are a select number of software providers with competitive products. e-Copy, Inc. also delivers document capture products to this marketplace as does Notable Solutions, Inc. Other potential software competitors include Nuance, who is seeking to develop, either through partnerships or internal resources, scan-to-archive capabilities.

We currently and in the future may face competition from vendors that offer products to address some or all of the components of the Healthcare Suite. We believe we uniquely offer products to streamline the document workflow at various points of service within a healthcare provider, as well as providing a complementary distributed document handling solution for managing document workflows within and throughout the many departments found within a single healthcare provider. However, we face competition to certain aspects of our Healthcare Suite from traditional providers of medical forms products to the healthcare vertical market . These competitive products may include Access EForms (with its Patient Flow product), Perceptive Software (with its Image Now product), Forms Fast (with its FastPrint product line), Standard Register (with its Patient Linkup Enterprise product), and Valco (with its QuickScan product).

We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price versus performance; timeliness of enhancements and new product releases by us and our competitors.

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

Proprietary Rights

We regard our software as a trade secret. We attempt to protect it under applicable intellectual property laws, including copyright, patent, and trade secret laws, employee nondisclosure and assignment of invention agreements, and nondisclosure agreements with other businesses, including current and prospective business partners. We have two United States patents, three pending United States patent applications, two United States trademark registrations, six foreign trademarks, and five United States common law trademarks. We intend to pursue one United States trademark application and one foreign trademark application. To date, we have not registered any copyrights. We generally license our products to our customers under “shrink-wrap” or “click-wrap” licenses (i.e., licenses included as part of the product packaging or licenses accepted by users as part of the installation process). We do not negotiate these shrink-wrap and click-wrap licenses with individual licensees and these licensees do not affirmatively sign a license agreement with us. Instead, these licenses take effect upon the opening by a customer of the product package or in connection with the installation of our software. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our products exists, we expect this kind of piracy to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We cannot assure that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

The software industry has seen substantial litigation involving intellectual property rights. We cannot assure that we will not be the target of claims of infringement of intellectual property rights. Further, if asserted, a claim of intellectual property infringement might have a material adverse effect on our business, financial condition, and results of operations. In addition, as we license certain components of our products from third-parties, our exposure to copyright and other infringement actions may increase because we must rely on those third-parties for assurances and information as to the origin and ownership of the licensed components. In the future, we may be required to initiate litigation to enforce and protect our trade secrets, copyrights and other intellectual property rights.

We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any litigation of this nature could be costly and require the diversion of management’s attention from other matters, either of which could have a material adverse effect on our business, financial condition and results of operations. Were any litigation of this kind to be adversely determined, we might lose our proprietary rights, become subject to significant liabilities, be forced to seek licenses from third-parties or prevented from selling our products, any one of which would have a material adverse effect on our business, financial condition, and results of operations.

Employees

As of December 31, 2006, we employed 118 people worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

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

Given the nature of our business, we may not be able to obtain sufficient or attractive financing, should that become necessary.   We expect that our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may, however, need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing, sales and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock or other equity securities, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

We have experienced operating losses and our future operating results are uncertain and difficult to predict.   We had an operating loss in the years ended December 31, 2006 and 2005 and we recorded an operating profit in the year ended December 31, 2004. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. We do, however, anticipate increases in operating expenses and, together with any pricing pressures, failure to achieve broader market acceptance of our products and decline in the growth rate of the overall United States economy or our industry in particular, we may experience continuing operating losses.

Our AccuRoute product represented 59% and 50% of software revenue for the years ended December 31, 2006 and 2005, respectively. Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and BlueChip products to new customers, as well as our ability to increase product penetration into existing customers. We expanded our strategic focus to include document routing and distribution software. To date, we have limited financial and operating data and a limited operating history relevant to this strategy. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this strategy. In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, primarily by selling directly and indirectly with strategic partners to the healthcare vertical market and the financial services market by selling indirectly with strategic partners, in advance of significant related revenue from those markets. We cannot predict the timing or level of revenue resulting from these investments. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of acceptance of the Microsoft operating systems; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct and indirect distribution channel sales both domestically and internationally; our ability to integrate our products, and cross-sell our solutions across vertical markets and our ability to attract and retain key personnel. As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

Our products are concentrated in the electronic document exchange market and we are dependent on increased sales of our AccuRoute, BlueChip and Genifax products.   To date, much of our revenue has been attributable to licenses of our facsimile-based and document and information handling enterprise solutions and related products and services. We expect these products and related services to continue to account for significant amounts of our future revenue. However, recently, the amount of revenue attributable to licenses of these products has declined and there can be no assurances that this decline will not continue. We introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. Further, we introduced the initial version of our proprietary document and routing software, AccuRoute, in the second quarter of 2002 and the current version of that product in the first quarter of 2006. We have only recently begun to recognize a significant amount of revenue from our AccuRoute product. We expect AccuRoute to account for an increasing portion of future revenue. However, there can be no assurances that our AccuRoute product will be financially successful. Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these sorts of solutions could cause our operating results to decline. Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenue from a new product line in an emerging and rapidly evolving market.

The markets for our products are subject to rapid technological change and we may not be able to keep pace with evolving industry standards or end-user requirements.   The markets for our products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that we will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements delivered by us, such as our AccuRoute, BlueChip and Genifax products, will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. From time to time, we and our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing product offerings. There can be no assurance that announcements of new product offerings by us or our competitors will not cause customers to defer or forego the licensing of our existing or planned products and have a material adverse effect on our business, financial condition and results of operations.

We depend on the revenue generated by sales of our AccuRoute product and would be negatively impacted if market interest—whether in the legal vertical market that we have already targeted or the financial services and healthcare vertical markets that we are currently targeting—were to decline or fail to grow as expected.   We currently derive a significant portion of our revenue from licenses of our AccuRoute product and related services. Sales of AccuRoute were higher in 2006 than they were in 2005. Continued market acceptance of our AccuRoute product is critical to our future success. As a result, any decline in demand for or failure to maintain broad market acceptance of our AccuRoute product line as a result of competition, technological change or otherwise would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in large part on new and enhanced versions of our AccuRoute product. There can be no assurance that we will continue to be successful in marketing BlueChip’s products in the healthcare vertical market and our AccuRoute product in the legal vertical market or that our marketing efforts in the financial services and healthcare vertical markets will be successful. Further, there can be no assurance that any new or enhanced versions of our AccuRoute product will be successful.

Were we to suffer an unexpectedly large decline in our legacy fax business, our financial condition and results of operations would be significantly impaired.   We currently derive a significant though declining portion of our revenue from licenses of our Genifax product, related services and resale of related hardware. However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2006 than they were in 2005 or 2004. Though we expect our sales of our legacy fax products to continue to decline in 2007, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success. As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of our Genifax product line as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in part on new and enhanced versions of our Genifax product. There can be no assurance that we will continue to be successful in marketing our Genifax product or any new or enhanced versions of the Genifax product at expected levels. There can be no assurance that we will be successful in developing products for new or enhanced operating systems such as Microsoft’s Windows 2000, Windows 2003, Windows XP and Windows Vista, or that these systems will not obviate the need for our products. If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.   We have (in the case of our recent acquisition of BlueChip) and may continue to augment our internal growth with acquisitions of businesses, products and technologies that could complement or expand our business. Certain of these businesses may be only marginally profitable or even unprofitable. In order to achieve anticipated benefits from these acquisitions, we will have to successfully integrate the acquired businesses with our existing operations. We cannot assure you that we will be successful in this regard. We have limited experience in integrating acquired companies into our operations, in expanding the scope of operations of acquired businesses, in managing geographically dispersed operations and in operating internationally. In the past, we have incurred one-time costs and expenses in connection with acquisitions and it is likely that we could incur similar one-time costs and expenses in connection with future acquisitions. In addition, we might be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results. Further, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that we will be able to complete future acquisitions. In order to finance potential future acquisitions, we may need to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms that are not favorable to us. Finally, we may also issue shares of our common stock to acquire attractive businesses, which may dilute our existing stockholders.

Our common stock is listed on the Nasdaq Capital Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital.   In November 2006, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that we did not comply with Marketplace Rule 4310(c)(2)(B), which requires issuers on the Nasdaq Capital Market to have (i) a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”); (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We regained compliance with the Stockholders’ Equity Requirement by December 31, 2006, but Nasdaq has indicated to us that it will continue to monitor our ongoing compliance with the Stockholders’ Equity Requirement. If we fail in the future to comply with the Stockholders’ Equity Requirement or any other listing criteria of the Nasdaq Capital Market, we may be subject to delisting from the Nasdaq Capital Market and, therefore, we cannot predict our ability to maintain our listing in the future on the Nasdaq Capital Market. The delisting of our common stock from the Nasdaq Capital Market, if that were to occur, could materially impair stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Furthermore, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

The markets in which we sell our products are characterized by intense and growing competition and our future success is dependent on our ability to distinguish our products from those of our competitors and reach our target customers.   We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price versus performance; timeliness of enhancements and new product releases by us and our competitors. We expect this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

The market for client/server computer-based facsimile solutions is also competitive and is more established and mature than the markets in which our AccuRoute and Healthcare products compete. We believe that our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price/performance; timeliness of enhancements and new product releases by us and our competitors. Given these factors, we believe that in order to be successful, we must continue our focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Microsoft Windows 2000, Windows 2003, Windows 2003 and Windows Vista, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that we offer. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

Many of our competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate, and new competition may arise either from expansion by established companies or from new emerging companies or from resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior—in terms of price and performance features—to those are developed. Further, our competitors may adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, market their products more broadly or take advantage of acquisition opportunities more readily than we can or do. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on our operating margins. Changes in governing laws and regulations may also affect our ability to remain competitive. Increased competition may result in reduction in our market share, pressure for price reductions and related reductions in our gross margins, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance that, in the future, we will be able to successfully compete against current and future competitors.

Our business is subject to seasonality and fluctuations on a quarterly and annual basis due to the long sales cycle for our products and numerous other factors and, therefore, our results may vary from quarter-to-quarter and year-to-year.   Our quarterly revenue and results of operations have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among others: the demand for our products and services; the size and timing of orders; the number, timing and significance of new product announcements by us and our competitors; our ability to develop, introduce, market and ship new and enhanced versions of our current and planned products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix of our products; changes in our sales incentive strategy; the mix of direct and indirect sales; and general economic factors, including factors affecting the overall U.S. economy and the demand for enterprise information technology solutions. In addition, the sale of our products can involve delays because customers may implement the products they purchase from us on a large scale, requiring them first to establish certain minimum hardware capabilities. Moreover, we have historically experienced some seasonal fluctuations in the sales of our products, due to the fact that many companies make information technology purchases either early or late in their fiscal years (when they either have a replenished annual budget or leftover money in the budget) and more frequently scheduled vacations of key personnel at customers during the summer months (particularly in Europe). Our products therefore often have a lengthy sales cycle while potential customers evaluate and receive approvals for the purchase of our products. During these sales cycles, we may expend substantial funds and management efforts, yet receive no revenue. It is difficult to predict accurately the sales cycle of any large order. If one or more large orders fail to close as forecasted in a fiscal quarter, our revenue and operating results for that quarter could be materially adversely affected. Any one or more of these or other factors could have a material adverse effect on our business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult and performance forecasts derived from these predictions unreliable.

In addition, we may invest in research and development and marketing expenses in order to promote further our products within current or new vertical markets. Because we must make these investments in advance of related revenue, any failure of our products to achieve planned levels of acceptance would have a material adverse effect on our business, financial condition and results of operations on a quarter-to-quarter basis and overall.

In general, it is difficult for us to forecast revenue because the market for, routing and distribution software and enterprise client/server facsimile solutions software is evolving rapidly and our sales cycle—from the customer’s initial evaluation through purchase of licenses and the related support services—varies substantially from customer to customer. License fee revenue in any quarter depends on orders received and shipped in that quarter, with a significant percentage of orders in any quarter arriving in the last weeks of the quarter. License fee revenue from quarter-to-quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter because our products typically are shipped upon receipt of customers’ orders.

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

In addition to direct sales, we utilize indirect sales and distribution channels and strategic alliances with compatible partners in order to broaden sales of our products. Any failure on our part to form and leverage relationships with these indirect sales and distribution channel partners could have a material adverse affect on our business and results of operations.   We market our products and services directly through telesales and prospect visits and indirectly through marketing channels such as value added resellers (“VARs”), systems integrators, distributors and strategic business partners. Although we have historically focused our efforts on marketing through our direct sales force, we continue to utilize resources to develop and expand our indirect marketing channels. There can be no assurance that we will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and strategic business partners, or that those third parties will successfully market our products. In addition, there can be no assurance that our resellers and strategic business partners will not develop, acquire or market computer-based electronic document exchange, document routing and distribution, document exchange and facsimile products that are competitive with our products.

The distributor agreements governing our relationships with third party distribution chain partners generally do not require these parties to purchase minimum volumes from us. Further, these relationships generally may be terminated by either party. There can be no assurance that any VAR, systems integrator or distributor will continue to represent and sell our products.

We continue to focus on the marketing and sale of our products through leading hardware, computer system and software vendors, such as HP, Xerox and Ricoh. The development of these relationships requires us to make significant executive, marketing and product development investments in advance of establishing the relationship and making our products available through these partners. In addition, these strategic partners have broad product portfolios and industry alliances. There can be no assurance that we will successfully market and sell our products through these strategic channels.

The inability to retain our VARs, systems integrators, distributors or strategic business partners, or to motivate these parties to resell our products, or the development or marketing by VARs, systems integrators, distributors or strategic business partners of competitive offerings, could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business is dependent on our ability to expand our sales internationally, which will subject us to regulatory, exchange rate and other risks that might hinder our ability to meet our targets for international sales and might impair our results of operation.   An element of our strategy is to increase our international sales. We expect to face competition from document and information handling solutions and local facsimile product providers in the foreign countries in which we attempt to sell our products. To maintain and grow our international sales, we need to realize direct sales as well as recruit and retain additional international resellers and distributors. There can be no assurance that we will be able to maintain international sales of our products or that our international distribution channels will be able to adequately market, service and support our products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.

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

Our future success depends on our ability to manage the growth and expansion of our business.   We may expand our operations, as we anticipate that expansion may be required in order to address potential market opportunities. In recent periods, we have increased the size of our sales and marketing expenditures in order to expand our business focus and grow our customer base. We expect to continue to invest in sales and marketing, as well as research and development, with the goal of growing our market share, vertical market penetration and overall revenue. There can be no assurance, however, that we will be able to complete or manage this expansion successfully or that this expansion will generate sufficient revenue to cover our corresponding expenses. In addition, we will need to continue to attract and retain highly qualified technical, sales and managerial personnel. Our inability to effectively expand operations and manage growth, if any, could have a material adverse effect on our business, financial condition and results of operations.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting may be limited.   Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we must maintain and enhance our internal control over financial reporting. Presently, we are not an “accelerated filer” or a “large accelerated filer” as those terms are defined in the Securities Act of 1933, as amended. As a result, we are not required to deliver a report regarding our determination of the effectiveness of our internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ending December 31, 2007. Further, under Section 404 of Sarbanes-Oxley, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2008, our independent registered public accounting firm will be required to deliver an attestation report regarding management’s assessment of the effectiveness of our internal control over financial reporting. During the fiscal year ended December 31, 2006, we expended considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements. In fiscal year 2007, we will continue expending considerable time, attention and resources to determining the strength and effectiveness of our internal control over financial reporting and, where appropriate, making improvements.

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

We may be unable to adequately protect our proprietary rights.   To succeed, we must adequately protect our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secret laws, nondisclosure and other agreements and technical measures to protect our proprietary technology, but those measures may be insufficient. Our competitors may challenge or circumvent the claims in our patents. Our current patents, or any future patents, may never provide us with any competitive advantages. Other measures that we take to protect our proprietary technology may not prevent or deter misappropriation of our technology or the development of technologies with similar characteristics. Moreover, our use of open systems architecture in the design of our products may make it easier for competitors to misappropriate or replicate our designs and developments.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our products.   Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patents and pending patent applications with regard to similar technologies. Historically, competitors in our industry have filed numerous allegations of patent infringement, resulting in considerable litigation.

Any litigation, regardless of our success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

•       stop or delay selling or using products that use the challenged intellectual property;

•       pay damages for infringement;

•       obtain licenses, which may be unavailable on acceptable terms; or

•       redesign products or services that use the infringing technology

Our reliance on a sole hardware supplier could adversely impact our business.   We currently purchase hardware products for sale to our customers from a single third-party supplier. We do not have a long-term, fixed-price or minimum volume contract with this supplier. Instead, we order hardware equipment through purchase orders from time to time. We do not carry significant inventories of these hardware products and do not have a guaranteed supply arrangement with this supplier. In 2006, our sole supplier of hardware products was acquired by a third-party. To date, this change of ownership has not negatively impacted our ability to purchase hardware products from this supplier or the terms under which we make those purchases. Were this supplier to raise its prices or refocus its business, we might be negatively impacted as we would have to develop a new supply relationship for these products. Although we believe that we could secure these hardware products from alternative suppliers, in the event of a disruption of supply from this sole supplier, we might not be able to develop an alternative source in a timely manner or at favorable prices. Even if we were able to purchase these hardware components from alternative sources, we would have little control over the costs of these products. Were we forced to pay significantly higher prices for these hardware products, it might limit the mark-up over the price paid by us that we can reasonably charge our customers. Were we unable to provide this hardware to our customers, forcing our customers to buy this hardware directly from third parties, or were we forced to decrease the size of our mark-up, our hardware and total revenue would be negatively impacted.

We are dependent on our key personnel and any inability to retain or hire key personnel could impact our business and results of operations.   Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, most of whom are not bound by employment agreements or noncompetition agreements. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel, particularly in light of our expanded AccuRoute sales and marketing strategy and our BlueChip acquisition. Competition for highly qualified personnel is intense and we have historically experienced difficulty in recruiting qualified technical personnel. There can be no assurance that we will be able to retain or continue to hire key technical, sales and managerial personnel in the future.

Item 2.                        Properties

Our executive offices are located at 6 Riverside Drive, Andover, Massachusetts in a leased facility consisting of approximately 44,000 square feet, of which we occupy 38,500 square feet and we sublease 5,500 square feet (at market rates) to eSped, Inc. Please see Item 8 of this Current Report on Form 10-K for more detail on this sublease. The lease expires in April 2016 and we have the option to terminate the lease after six years upon payment of a penalty. This facility is adequate for our present operations. Additionally, we lease a facility for sales, customer service, accounting and support in London, England, which lease expires on November 14, 2007.

Item 3.                        Legal Proceedings

On or about September 15, 2006, J. Patrick Mansfield, a former employee of BlueChip, predecessor-in-interest to Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company, filed a complaint against BlueChip and William J. Rynkowski, Jr. (together, the “Defendants”), BlueChip’s then-current chief executive officer and a current employee and director of the Company, with the Massachusetts Superior Court for Essex County (Civil Action No. 6-1756), asserting among other things breach of contract, violations of the Massachusetts Weekly Payment of Wages Act, breach of fiduciary duty, intentional misrepresentation, and breach of covenant of good faith and fair dealing for the alleged failure of Defendants to pay wages allegedly owed to Mr. Mansfield, the alleged failure of Defendants to acknowledge Mr. Mansfield’s alleged ownership interest in BlueChip and the alleged improper termination of Mr. Mansfield’s employment.

While management currently believes that resolving the aforementioned legal matter will not have a material adverse impact on the Company’s financial position, the litigation noted above is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since November 26, 2002, our Common Stock has been trading on The Nasdaq Capital Market or its predecessor. The following table sets forth for the periods indicated the high and low bid prices or, on or after August 1, 2006, the high and low sales prices for the common stock as reported by The Nasdaq Capital Market.

	Bid or Sales Price
	High	Low
Quarter ended:
2005
March 31, 2005	$8.40	$6.25
June 30, 2005	$7.70	$4.90
September 30, 2005	$9.89	$5.76
December 31, 2005	$8.89	$5.81
2006
March 31, 2006	$7.35	$6.41
June 30, 2006	$7.19	$4.20
September 30, 2006	$5.30	$3.28
December 31, 2006	$5.07	$3.03

On March 21, 2007, the closing price for the common stock was $2.45 per share. As of March 21, 2007, there were approximately 100 stockholders of record of our common stock.

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

All references in the Consolidated Financial Statements included herein referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split and the one-for-seven reverse stock split referred to above. Additional information is presented in Footnote 10(e) of Notes to the Consolidated Financial Statements.

For information on our equity compensation plans, please see our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On March 29, 2004, we entered into a stock purchase agreement with certain institutional and other accredited investors named therein pursuant to which we completed the private placement of $3.6 million worth of shares of our common stock. We completed this transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

In connection with the closing of our acquisition of BlueChip, on December 29, 2006, we issued 375,331 shares of our common stock to William J. Rynkowski, Jr. as partial consideration for all of the issued and outstanding shares of stock of BlueChip. We completed this transaction pursuant to Section 4(2) of the Securities Act.

Performance graph*

The following graph compares the percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from the December 31, 2001 through December 31, 2006 with the cumulative total return on (i) the Nasdaq Market Index, and (ii) a broad peer group index prepared by Ipreo, LLC consisting of Nasdaq listed companies grouped under SIC Code 7372.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG OMTOOL LIMITED,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON
DEC. 31, 2001
ASSUMES DIVIDEND

	2001	2002	2003	2004	2005	2006
OMTOOL LTD.	100.00	37.33	140.95	325.33	267.05	166.48
SIC CODE INDEX	100.00	68.53	87.83	95.88	94.39	108.35
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

*                    This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

**             Cumulative Total Return assumes $100 was invested on December 31, 2001 in the Company’s Common Stock and in the Nasdaq Market Index and Peer Group Index and assure reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from Ipreo, LLC, a source believed to be reliable, however, the Company is not responsible for any errors or omissions in such information.

Item 6. Selected Consolidated Financial Data

The statement of consolidated operations and balance sheet data set forth below for the fiscal years ended December 31, 2006 and 2005 have been derived from our consolidated financial statements, which statements have been audited by Vitale Caturano & Company, Ltd., independent registered public accounting firm and are included herein. The statement of consolidated operations data set forth below for the fiscal year ended December 31, 2004 has been derived from our consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included herein. The statements of consolidated operations data set forth below for the fiscal years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our consolidated financial statements, which statements have been audited by PricewaterhouseCoopers LLP and are not included herein. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Consolidated Operations Data:
Revenue:
Software license	$4,373	$4,102	$4,505	$4,732	$4,238
Hardware	2,734	2,767	3,177	2,705	2,086
Service and other	7,370	6,878	7,108	6,859	7,451
Total revenue	14,477	13,747	14,790	14,296	13,775
Cost of revenue:
Software license	347	280	196	154	211
Hardware	1,769	1,859	1,944	1,694	1,289
Service and other	3,282	3,152	2,743	2,782	3,279
Total cost of revenue	5,398	5,291	4,883	4,630	4,779
Gross profit	9,079	8,456	9,907	9,666	8,996
Operating expenses:
Sales and marketing	6,150	4,745	4,100	5,256	8,215
Research and development	2,815	2,187	1,937	2,239	2,740
General and administrative	4,559	2,948	2,417	2,672	3,444
Restructuring costs	—	806	—	—	—
Total operating expenses	13,524	10,686	8,454	10,167	14,399
Income (loss) from operations	(4,445)	(2,230)	1,453	(501)	(5,403)
Interest and other income, net	181	140	140	186	139
Income (loss) before provision (benefit) for income taxes	(4,264)	(2,090)	1,593	(315)	(5,264)
Provision (benefit) for income taxes	1,255	(144)	(7)	(5)	—
Net income (loss)	$(5,519)	$(1,946)	$1,600	$(310)	$(5,264)
Net income (loss) per share:
Basic	$(1.54)	$(0.56)	$0.42	$(0.08)	$(1.31)
Diluted	$(1.54)	$(0.56)	$0.41	$(0.08)	$(1.31)
Weighted average number of common shares outstanding:
Basic	3,588	3,494	3,765	3,924	4,025
Diluted	3,588	3,494	3,946	3,924	4,025

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,790	$8,242	$10,655	$10,471	$5,469
Working capital (deficit)	4,734	3,237	6,862	6,655	(240)
Total assets	12,692	10,492	13,100	12,669	14,427
Total stockholders’ equity	5,334	3,439	6,631	6,432	3,187

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; and our ability to satisfy our working capital requirements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of these known or unknown risks or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A—Risk Factors.

Overview

Two years ago, we introduced AccuRoute 2.0, our innovative document handling platform for enterprise document routing, managing the distributed capture, processing, distribution and archive of both paper and electronic documents. AccuRoute’s features are horizontal in nature and apply to many different markets—not just the legal vertical market.

Our position in document handling in the legal vertical market will continue to be an area of primary focus for us, but in order to grow our business, we will expand on this focus. Based on our success in the legal vertical market, the industry accolades about AccuRoute that we continue to receive from third parties (including industry experts), and the fact that AccuRoute sales presently represent 59 percent of our software license revenue, we see a large market opportunity for AccuRoute in other vertical market segments. To this end, we have turned our attention to the healthcare vertical market, with expansion to the financial services and other vertical markets to come through our strategic partners. In April 2005, we outlined a strategic initiative to significantly increase our investments in sales and marketing in order to capitalize on these larger market opportunities and our sales and marketing expenses increased gradually during the latter half of 2005. 2006 was a year of planned investment in sales, marketing, and business development efforts targeted at the financial services, healthcare and legal vertical markets. Through these efforts, we experienced significant market advancements in the legal vertical market and also saw our initiatives in developing strategic relationships begin to bear fruit as evidenced by the fact that we won the Ricoh and Sun Java™ Solutions $100,000 Developers Challenge, we introduced our support for Xerox’s new Extensible Interface Platform, and we entered into a partner relationship with HP through which our products and services will be available through HP.

While we have invested considerable resources to penetrate further the financial services vertical market and we have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in the financial services vertical market, though significant, are longer term opportunities. Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our continued success in the legal vertical market is in the healthcare vertical market. Similar to our views on the legal vertical market, and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of how to capture paper documents that are endemic in healthcare systems.

We anticipate that the structure and buying patterns in the healthcare vertical market will present us with more near-term opportunities. Based on this view, in December 2006, we acquired BlueChip, a privately held provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market. BlueChip provides complementary value to us through vertically specific document workflow solutions for healthcare providers, as well as forms processing and document archiving technologies for other markets. Further, BlueChip brings deep domain expertise and longstanding customer relationships in the healthcare market that will help to accelerate our market penetration. We intend to incorporate BlueChip forms automation and document archiving functionalities into our AccuRoute product line.

In the coming months, our primary focus will be to penetrate further vertical and geographic markets through sales and marketing investments, primarily in the healthcare and legal vertical markets. At the same time, we will continue to expand our strategic relationships in those markets, the financial services market and other vertical markets. We will continue these efforts through both direct sales and growing and deepening connections with our strategic and channel partners, all with the goal of increasing AccuRoute opportunities in other markets.

Clearly, we have many remaining challenges as we seek to expand our business into new vertical markets, including the challenges of increasing our software license revenue from AccuRoute sales to offset declines in our legacy fax business (including the hardware revenues associated with such sales) and improving our results outside of the Americas. As indicated by our operating results for 2006, we continue to invest in direct and indirect sales efforts, as well as marketing efforts, ahead of anticipated revenues attributable to these expenses.

Sales from our European operations, which were in a steady decline for several years, have been relatively flat for the past four quarters. We remain optimistic that we will see improvements outside the Americas, but for now, we will rely primarily on our U.S. sales organization for our shorter-term growth. Despite these challenges, the recent stabilization of our legacy fax maintenance business and the continued growth of our AccuRoute business give us confidence that our continued investments are warranted, as we believe they will produce significant improvements in our financial results over time.

Products and Services Overview

We are a provider of document and information-handling solutions that control document lifecycles and simplify the integration of paper and electronic documents in enterprise information systems. Our enterprise document-handling platform streamlines the capture, conversion, and communication of any combination of paper and electronic information, enabling fast, secure, and simultaneous distribution to multiple destinations in multiple formats.

AccuRoute, our flagship product, provides faster, more efficient document workflows, while reducing cost, complexity, and risk of losing documents. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries and sectors such as legal, financial services, government, and healthcare that demand secure handling, integration, and tracking of documents in full compliance with a range of regulatory requirements.

Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices and MFPs and integrate them with both desktop and enterprise software applications. To address customer needs, our products are modular and scaleable. As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands. In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation.

Our Genifax product is a multi-tiered client/server solution for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, our Genifax product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

Our Genidocs product is a client/server messaging application that enables users to deliver documents—with comprehensive security and tracking—through the Internet to external parties. Genidocs offers the security features and functionality of traditional, paper-based communications with the speed, efficiency, and cost advantages of electronic communications.

Fax Sr., our legacy network fax product, is a client/server software solution for automating and integrating fax communication throughout an enterprise. As an integrated component of an enterprise software system, our Fax Sr. product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

We continue to maintain Genidocs and Fax Sr. and earn recurring maintenance revenues from our installed base. At this time, however, we do not have plans to extend these technologies with new features or new releases.

We resell certain hardware products (such as intelligent fax boards) from third-party vendors as a convenience to our customers, who alternatively can opt to obtain hardware directly from a third-party vendor. We sell support contracts for the software products that we license to our customers and offer certain consulting, training and installation services for our products.

Products stemming from our acquisition of BlueChip

Our December 2006 acquisition of BlueChip brought us vertically specific document workflow solutions for healthcare providers, as well as forms processing and document archiving technologies for other markets. Further, BlueChip brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our market penetration. We intend to incorporate BlueChip’s forms automation and document archiving functionalities into our AccuRoute product line.

This acquisition will enable us to extend our AccuRoute product line to include the BlueChip solutions for document imaging and workflow systems for hospital admissions and billing functions, as well as BlueChip’s document archive product. The end result will be a more complete suite of products that are well-suited to handle the healthcare document workflow.

•       ADT eForms™ a production system that provides hospitals with on-demand ADT (admissions, discharge and transfer) electronic forms for registration and patient identification.

•       eForms Station™ an electronic forms library that gives immediate access to a hospital’s custom library of electronic and printable forms.

•       Image-In™ Point of Service an image capture system that scans images of typically non-clinical documents such as insurance cards, driver’s licenses, referral forms HIPAA notices and the like and displays them on a desktop paneled window.

•       Image-In Business a document and form capture system that converts paper-based business documents to electronic records

•       Inage-In Clinical a medical records scan facility that enables users to capture fully the entire patient file after discharge.

•       Image-In Queue a document viewer that enables administrators to manage, view, and disseminate electronic documents to the proper departments and/or patient files.

•       AccuRoute a document-handling platform that supports distributed document capture for scanning, routing, and archiving medical information throughout the patient service cycle and provides document distribution into the document workflow products found in Omtool’s Healthcare Suite.

•       ObjectArchive™ an electronic archive that provides the foundation to securely store information designed, developed and captured through any of the Omtool Healthcare Suite products.

Recent Acquisition

On December 29, 2006, we acquired all of the outstanding shares of BlueChip for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip’s sole shareholder (“Seller”), 375,331 shares of the Company’s common stock (valued at $1,478,804), the issuance of options to purchase the Company’s common stock in substitution for outstanding BlueChip stock options (valued at $368,090), and direct acquisition costs of $456,793, which consisted primarily of financial advisory, legal and accounting services. The cash portion of the deal consideration was paid in early January 2007. We acquired BlueChip, a provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market, in order to strengthen and expand our presence in the healthcare vertical market.

Headquarters Lease Arrangements

In January 2006, we entered into a new lease agreement for approximately 44,000 square feet of office space. We moved our headquarters to this facility in Andover, Massachusetts at the end of April 2006. The lease has a ten-year term and we have an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, we received free rent for the first six months and the landlord provided us with a tenant improvement allowance of up to $308,000, which we have fully utilized as of December 31, 2006. Additionally, we have a one-time right to terminate the lease, upon twelve months’ written notice, after the sixth year of the lease term. If we decide to terminate the lease, we must pay a penalty of nine months’ rent and the unamortized portion of the tenant improvement allowance. We believe the new facility will be suitable and sufficient for our needs for the foreseeable future, including after we consolidate BlueChip’s operations and employees into our facilities in Andover, Massachusetts.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), to all transactions involving the sale of multiple elements including software, hardware and service revenue. We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” with respect to providing for potential future product returns. As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

We recognize revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no uncertainties regarding customer acceptance. We maintain a reserve for potential product returns. We sell monthly, annual and multiple-year maintenance contracts and the associated revenue is recognized over the term of the related maintenance period, beginning on the date of delivery. We recognize other service revenue as we perform the associated services. If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer’s acceptance, then we will recognize revenue at the time of sale, provided that all of the other previously mentioned revenue recognition criteria have been met and the acceptance period is of short duration.

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

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable. If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We review Dunn & Bradstreet credit reports for all of our resellers and adjust our credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is credit-worthy then we predominantly sell to those resellers on cash on delivery terms. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of payment.

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates. We also consider the impact of new product introductions, changes in customer demand and acceptance of our products on the adequacy of these reserves. Our calculation of the estimated return reserve is based upon (1) an account specific review of potential returns, where a return probability is known, and (2) an estimate based upon past historical returns as a percentage of revenue. We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

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

Our combined accounts receivable and product returns reserve was $14,000 and $33,000 at December 31, 2006 and December 31, 2005, respectively. Both components of calculating the estimated reserve—specific identification and historic experience—are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

Software Development Costs.   We consider software development costs for capitalization when technological feasibility is established in accordance with SFAS 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.” We sell software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations. Therefore, we charge all software development costs to operations in the period incurred.

Goodwill and Intangible Assets.   We account for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Goodwill represents the excess of purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years.

We account for intangible assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Asset”. Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We account for business combinations in accordance with SFAS 141, “Business Combinations” (“SFAS 141”), which requires the use of the purchase method of accounting for business combinations. In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, we allocate the purchase price of our business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

Stock Based Compensation.   Prior to January 1, 2006, we accounted for our stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure-only alternative under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” for options granted using the Black-Scholes option pricing model.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. Based upon historical information and management’s estimate of future voluntary turnover rates, we have calculated our stock based compensation expense using an annualized estimated forfeiture rate of 10%. Estimated forfeitures are trued-up to actual at the end of each reporting period.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for fiscal years beginning after December 15, 2006. We do not currently expect to elect early adoption of this statement and we do not expect FIN 48 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement 157 “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. We will adopt this statement prospectively once it is effective and applicable to us. We do not expect SFAS 157 to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial potion or results of operations.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Year ended December 31,
	2006	2005	2004
Revenue:
Software license	30.8%	33.1%	30.4%
Hardware	15.1	18.9	21.5
Service and other	54.1	48.0	48.1
Total revenue	100.0	100.0	100.0
Cost of revenue:
Software license	1.5	1.1	1.3
Hardware	9.4	11.8	13.2
Service and other	23.8	19.5	18.5
Total cost of revenue	34.7	32.4	33.0
Gross profit	65.3	67.6	67.0
Operating expenses:
Sales and marketing	59.6	36.8	27.8
Research and development	20.5	15.6	13.1
General and administrative	24.4	18.7	16.3
Total operating expenses	104.5	71.1	57.2
Income (loss) from operations	(39.2)	(3.5)	9.8
Interest and other income, net	1.0	1.3	1.0
Net income (loss)	(38.2)%	(2.2)%	10.8%
Gross profit:
Software license	95.0%	96.7%	95.7%
Hardware	38.2	37.4	38.8
Service and other	56.0	59.4	61.4

Our revenue consists primarily of software license revenue, hardware revenue and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the twelve months ended December 31, 2006, 2005 and 2004, as well as the percentage change year over year:

				Percent Change
	Twelve months ended December 31,			2006 versus	2005 versus
	2006	2005	2004	2005	2004
Total revenue	$13,775,222	$14,296,165	$14,790,194	(3.6)%	(3.3)%
Net income (loss)	$(5,263,612)	$(309,751)	$1,599,588	(1,599.3)%	(119.4)%
Software license revenue	$4,237,830	$4,732,121	$4,504,899	(10.4)%	5.0%

During 2006, we experienced a decrease in our revenue due primarily to a decrease in sales for our legacy fax product that impacted both our software license and hardware revenue. This decrease was, however, partially offset by an increase in our AccuRoute software license revenue during the same period. Our service and other revenue increased during 2006 as compared to 2005 as a result of a 73% increase in AccuRoute-related support services revenue.

During 2005, we experienced an increase in our software license revenue as a result of continued acceptance of our AccuRoute product. We achieved this increase in total software license revenue despite a 10% decrease in our legacy fax software license revenue in 2005 as compared to 2004. These increase in software license revenue, however was offset by declines in our hardware and service and other revenue, resulting in an overall decline in our total revenue. These decreases were primarily due to a decrease in sales related to our legacy fax products.

Two years ago, when we introduced AccuRoute 2.0, we made a strategic decision to focus primarily on the legal vertical market. Today, we view this strategy as very successful. Our  position in document handling in the legal vertical market will continue to be an area of primary focus for us, but in order to grow our business, we will expand on this focus.

In April 2005, we outlined a strategic initiative to significantly increase our investments in sales and marketing in order to capitalize on these larger market opportunities and our sales and marketing expenses increased gradually during the latter half of 2005. 2006 was a year of planned investment in sales, marketing, and business development efforts targeted at the financial services, healthcare and legal vertical markets. Through these efforts, we experienced significant market advancements in the legal vertical market and also saw our initiatives in developing strategic relationships begin to bear fruit.

While we have invested considerable resources to penetrate further the financial services vertical market and we have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in the financial services vertical market, though significant, are longer term opportunities. Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our continued success in the legal vertical market is in the healthcare vertical market. Similar to our views on the legal vertical market, and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of how to capture paper documents that are endemic in healthcare systems.

In the coming months, our primary focus will be to penetrate further vertical and geographic markets through sales and marketing investments, primarily in the healthcare and legal vertical markets. At the same time, we will continue to expand our strategic relationships in those markets as well as in the financial services and other vertical markets. We will continue these efforts through both direct sales and growing and deepening connections with our strategic and channel partners, all with the goal of increasing AccuRoute opportunities in other markets.

The following is a presentation of our domestic and international revenue for the twelve months ended December 31, 2006, 2005 and 2004, as well as the year-over-year percentage changes:

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Total revenue	$13,775,222	$14,296,165	$14,790,194	(3.6)%		(3.3)%
United States revenue	$11,502,622	$11,536,784	$11,502,207	(0.3)%		0.3%
As a percent of total revenue	83.5%	80.7%	77.8%	2.8	percentage	2.9	ppt
					points (“ppt”)
Non-United States revenue	$2,272,600	$2,759,381	$3,287,987	(17.6)%		(16.1)%
As a percent of total revenue	16.5%	19.3%	22.2%	(2.8	)ppt	(2.9	)ppt

We have historically derived a majority of our total revenue from sales within the United States. Revenue from outside of the United States decreased by $487,000 during the twelve months ended December 31, 2006 as compared to the same period in 2005. We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets. However, we expect that in the short-term, US sales are likely to constitute a greater percentage of revenue than sales outside the US and there can be no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

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

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base. We are pursuing sales opportunities via our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products. However, as shown in the following table, in recent periods, more of our sales resources have been focused on the direct model and we have consequently derived a significant portion of our revenue from direct sales:

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Total software license and hardware revenue	$6,324,187	$7,437,230	$7,682,242	(15.0)%		(3.2)
Total software license and hardware revenue from indirect distribution channel sales	$2,195,704	$2,742,598	$2,885,926	(19.9)%		(5.0)%
Software license revenue from indirect distribution channel sales as a percentage of total software license and hardware revenue	34.7%	36.9%	37.6%	(2.2	)ppt	(0.7	)ppt

Fiscal Years Ended December 31, 2006, 2005 and 2004

Revenue

Software License.   Our software license revenue decreased by approximately $494,000 in the twelve months ended December 31, 2006, compared to the same period in 2005, due to a 24% decline in software license revenue for our legacy fax products offset in part by a 6% increase in our AccuRoute software license revenue. We did not have any sales of our other software products during the twelve months ended December 31, 2006, which reflects our continued focus on the development and sale of our AccuRoute product.

Our software license revenue increased by approximately $227,000 in the twelve months ended December 31, 2005 as compared to the same period in 2004, due to a 36% increase in software license revenue from our AccuRoute product. This increase reflected the continued market acceptance of our AccuRoute product during 2005. This increase was offset in part by a decline in software license revenue for our legacy fax products, as we continued to focus our resources on the expansion of our AccuRoute product line and we experienced diminished sales from our maturing legacy fax market. Various other components of software license revenue, including sales returns and allowance adjustments and sales of our other software products such as Genidocs and Swiftwriter, decreased to $17,000 for the twelve months ended December 31, 2005 as compared to $43,000 during the same period in 2004.

During the twelve months ended December 31, 2006, our software license revenue by product category, as compared to the same period in 2005 and 2004 was as follows:

				Percent Change
	Twelve months ended December 31,			2006 versus	2005 versus
	2006	2005	2004	2005	2004
Total revenue	$13,775,222	$14,296,165	$14,790,194	(3.6)%	(3.3)%
Software license revenue	$4,237,830	$4,732,121	$4,504,899	(10.4)%	5.0%
AccuRoute license revenue	$2,481,844	$2,342,577	$1,727,960	6.0%	35.6%
Legacy fax license revenue	$1,737,480	$2,295,196	$2,548,740	(24.3)%	(9.9)%
Other software license revenue	$—	$17,444	$43,199	(100.0)%	(59.6)%
Freight and allowances for returns	$18,506	$76,904	$185,000	(75.9)%	(58.4)%

The following table presents software license revenue as a percentage of total revenue for the twelve months ended December 31, 2006, as compared to the same period in 2005 and 2004.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Software license revenue as a percent of total revenue	30.8%	33.1%	30.5%	(2.3	)ppt	2.6	ppt

During the twelve months ended December 31, 2006, our software license revenue represented a decreased percentage of our total revenue compared to same period in 2005 due to a decrease in sales of our legacy fax products as discussed above.

During the twelve months ended December 31, 2005 compared to the same period in 2004, our software license revenue represented an increased percentage of our total revenue, based on the facts that AccuRoute software license revenue grew during the period and hardware and services revenue declined during that same period.

The results for the twelve months ended December 31, 2006, 2005 and 2004 demonstrate that our software license revenue continues to shift toward our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines (excluding freight and allowances for returns) as a percentage of our total software license revenue:

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
As a percent of software license revenue:
AccuRoute software license revenue	58.6%	49.5%	38.4%	9.1	ppt	11.1	ppt
Legacy fax software license revenue	41.0%	48.5%	56.6%	(7.5	)ppt	(8.1	)ppt
Other software license revenue	0.0%	0.4%	1.0%	(0.4	)ppt	(0.6	)ppt

During fiscal 2006, we did not have a material reduction in our sales returns and allowance reserve. Included in software license revenue for the twelve months ended December 31, 2005 and 2004 is a reduction of $69,000 and $185,000, respectively, in our sales returns and allowance reserve relating primarily to a general estimate based upon past historical returns for fiscal year 2005 and to the recovery of specific accounts that were previously written off and to specific accounts from fiscal year 2004, where we determined that the risk of a return was no longer present.

Although we cannot accurately predict the exact mix of products that we will sell in the future, we expect that software license revenue will continue to constitute a larger percentage of our total revenue in the future if demand for our AccuRoute product, which generally does not require the purchase of additional hardware, continues to grow and if our AccuRoute product gains additional market acceptance. Further, we expect that software license revenue from our AccuRoute product will represent an increasing percentage of our total software license revenue as we continue to focus on expanding the market for our AccuRoute product and as revenue from our legacy fax products continues to decline.

Hardware.   As shown in the following table, hardware revenue decreased approximately $619,000 during the twelve month period ended December 31, 2006 as compared to the twelve month period ended December 31, 2005 due to a decrease in sales of our legacy fax products, which sales are the main driver for our hardware revenue:

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Hardware revenue	$2,086,357	$2,705,109	$3,177,343	(22.9)%		(14.9)%
As a percent of total revenue	15.1%	18.9%	21.5%	(3.8	)ppt	(2.6	)ppt

Further, our hardware revenue decreased $472,000 during the twelve month period ended December 31, 2005 as compared to the twelve month period ended December 31, 2004 due to a decrease in sales of our legacy fax products and an overall decrease in demand from our existing customers who have already upgraded information systems hardware in their worldwide locations.

We expect market demand for our AccuRoute product, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will continue to constitute a smaller percentage of our total revenue.

Service and Other.   Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased approximately $592,000 in the twelve months ended December 31, 2006 as compared to the same period in 2005. This increase is due primarily to an increase in sales of AccuRoute-related support services, which increased by 73% for the twelve months ended December 31, 2006 as compared to the same period in 2005. Our fax-related support services revenue remained relatively flat for the period ended December 31, 2006 as compared to the same period in the prior fiscal year.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Service and other revenue	$7,451,035	$6,858,935	$7,107,952	8.6%		(3.5)%
As a percent of total revenue	54.1%	48.0%	48.1%	6.1	ppt	(0.1	)ppt

Service and other revenue decreased $249,000 in the twelve months ended December 31, 2005, as compared to the same period in the prior fiscal year. This decrease was due primarily to a 19% reduction in fax-related support services revenue for the twelve months ended December 31, 2005 as compared to the previous year, as most of our historic service and other revenue is related to sales of our legacy fax product. This fiscal year 2005 decrease was partially offset by increased overall service revenue from consulting services for fiscal year 2005, as compared with the same period in 2004.

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe and other non-U.S. locations, and we continue to focus our attention on generating additional service and other revenue in fiscal 2007.

Cost of Revenue

Software License.   Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, product media and product duplication. Our software license gross margin percentage decreased and the cost of software license revenue increased for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005. This increase in absolute dollars and decrease in gross margin percentage was due primarily to increased royalty payments associated with additional third-party software that we incorporated into our products during the third quarter of 2005.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Cost of software license revenue	$210,675	$154,165	$195,299	36.6%		(21.0)%
Software license gross margin	95.0%	96.7%	95.7%	(1.7	)ppt	1.0	ppt

Software license gross margin percentage increased and the cost of software license revenue decreased for the twelve months ended December 31, 2005, as compared to the corresponding period in fiscal 2004. This decrease in absolute dollars and increase in gross margin was due primarily to decreased royalty payments associated with sales of royalty-bearing products.

Where necessary or appropriate in order to improve our products, we may license additional third-party software components in the future and, therefore, we expect that our software license cost as a percentage of software license revenue may increase slightly in the future.

Hardware.   Cost of hardware revenue consists primarily of the costs we incur in purchasing third-party hardware products. As shown in the following table, during the twelve months ended December 31, 2006, we experienced a decrease in our cost of hardware revenue and a slight increase in our hardware gross margin percentage compared to the twelve months ended December 31, 2005. This decrease in absolute dollars of the cost of hardware revenue is due to a decrease in hardware units sold, largely attributable to the continued decline in sales of our legacy fax product, which typically includes hardware, and growth in sales of our AccuRoute product, which typically does not require hardware purchases. The increase in the gross margin percentage for hardware sales is primarily due to a change in the mix of particular hardware products sold.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Cost of hardware revenue	$1,289,395	$1,694,407	$1,944,293	(23.9)%		(12.8)%
Hardware gross margin	38.2%	37.4%	38.8%	0.8	ppt	(1.4	)ppt

During the twelve months ended December 31, 2005, we incurred decreased costs related to hardware revenue and a decrease in the hardware gross margin compared to the twelve months ended December 31, 2004. This decrease in absolute dollars of the cost of hardware revenue was due primarily to a decrease in hardware unit sales as a result of the continued growth in sales of our AccuRoute product and continued decline in sales of our legacy fax product as described above. The decrease in our gross margin percentage for hardware sales was primarily due to a change in the mix of particular hardware products sold.

We do not expect significant changes in hardware unit prices for fiscal year 2007 as compared to fiscal year 2006.

Service and Other.   Cost of service and other revenue consists primarily of the costs we incur in providing telephone support for our products, as well as other miscellaneous customer service-related expenses. As shown in the following tables, our cost of service and other revenue increased in absolute dollars and the gross margin percentage for service and other revenue decreased during the twelve months ended December 31, 2006, as compared to the same period in 2005, due primarily to an increase in overhead expenses, including an increase in healthcare costs and additional costs associated with our new headquarters, as well as an increase in recruiting fees associated with new employees hired in the service department during the period. To a lesser extent and also shown in the table below, our cost of service and other revenue increased in the twelve months ended December 31, 2006 in absolute terms as a result of an increased wages expense as a result of the new employees hired.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Cost of service and other revenue	$3,279,166	$2,781,828	$2,743,258	17.9%		1.4%
Service and other gross margin	56.0%	59.4%	61.4%	(3.4	)ppt	(2.0	)ppt

The gross margin percentage for service and other revenue decreased for the twelve months ended December 31, 2005, as compared to the same period in 2004, due to an increase in wage-related expenses and associated overhead costs of employees in the support department, as well as increased travel costs.

We do not expect any significant variances in our service and other gross margin percentages for fiscal year 2007, as compared to fiscal year 2006.

Operating Expenses

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs. Consistent with our strategic plan, our sales and marketing expenses, as shown in the next table, increased $3.0 million in the twelve months ended December 31, 2006 as compared to the same period in 2005, due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees. To a lesser extent, our sales and marketing expenses increased during the twelve months ended December 31, 2006 due to higher overhead expenses as a result of an increase in healthcare costs and additional costs associated with our new headquarters. Additionally, during 2006, we increased our marketing program expenditures, including expenditures related to lead generation programs, tradeshows, market research, and public relations during the twelve months ended December 31, 2006, as compared to the same period in 2005. These increased expenditures reflect our initiative to further market penetration of our AccuRoute product in the legal vertical market, as well as our initiative to target new markets, including the healthcare and financial services vertical markets. As previously discussed, building on the success of the current version of our AccuRoute product within the legal vertical market since its introduction in 2004, we intend to continue broadening our current sales and marketing strategy, which we began in the second quarter of 2005, to encompass both the healthcare and financial services vertical markets.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Sales and marketing expenses	$8,214,696	$5,256,283	$4,100,765	56.3%		28.2%
As a percent of total revenue	59.6%	36.8%	27.8%	22.8	ppt	9.0	ppt

Our sales and marketing expenses increased $1.2 million in the twelve months ended December 31, 2005 as compared to the same period in 2004, due to an increased number of employees in our sales and marketing departments and the associated costs of supporting those employees. Additionally, we increased our general advertising and consulting expenditures during the twelve months ended December 31, 2005 as compared to the same period in 2004.

During fiscal year 2007, we expect our investment in sales and marketing and business development will remain at the current level and we expect that these investments will increasingly have a positive impact on our financial results going forward.

Research and Development Expenses.   Research and development expenses include expenses associated with the development of new products, enhancements of existing products, and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. In the most recently completed fiscal year, as shown in the following table, our research and development expenses increased by approximately $581,000 as compared to the same period in the prior fiscal year due to an increase in resources allocated to the department resulting in increased wages expense as well as an increase in consulting costs related to product development. To a lesser extent, our research and development expenses increased during the twelve months ended December 31, 2006 due to an increase in overhead costs as a result of higher healthcare costs and additional costs associated with our new headquarters as well as a write-off of in-process research and development costs associated with the acquisition of BlueChip.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Research and development expenses	$2,819,750	$2,239,250	$1,936,779	25.9%		15.6%
As a percent of total revenue	20.5%	15.7%	13.1%	4.8	ppt	2.6	ppt

Our research and development expenses increased approximately $302,000 for the twelve months ended December 31, 2005 as compared to the same period in 2004 due to an increased number of employees in our research and development department during 2005 and the associated costs of supporting those personnel. Additionally, the increase in research and development expenses in dollars and as a percentage of total revenue is a result of an increase in consulting expenses in the research and development department during the twelve months ended December 31, 2005 as compared with the same period in 2004.

We expect that, in fiscal year 2007, our research and development expenses will remain consistent as a percentage of total revenue, but will increase in absolute dollars due to the increase in the number employees in our research and development department as a result of our recently completed acquisition of BlueChip.

General and Administrative Expenses.   General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated corporate general and administrative expenses. As shown in the table below, our general and administrative expenses increased by approximately $693,000 in the twelve months ended December 31, 2006 as compared to the same period in 2005 due primarily to an increase in wages expense due primarily to the full year of expense in 2006 of Managing Director for our United Kingdom subsidiary who was hired in the third quarter of 2005 as well as an increase in stock-based compensation expense resulting from the vesting of previous grants of restricted stock to employees in the general and administrative department. During the twelve months ended December 31, 2006, as compared to the same period in 2005, we experienced an increase in state sales tax expense. The increase results from the fact that we did not settle sales tax obligations in as many states during 2006 as we did during 2005 at amounts less than what we had estimated. We also experienced increases in accounting and legal expenses during the twelve months ended December 31, 2006 as a result of increased sales tax compliance and patent work, which was partially offset by a decrease in professional fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
General and administrative expenses	$3,364,491	$2,671,200	$2,417,091	25.6%		10.5%
As a percent of total revenue	24.4%	18.7%	16.3%	5.7	ppt	2.4	ppt

General and administrative expenses increased in both dollar amount and as a percentage of total revenue for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due primarily to an increase in management consulting expenses related to our initial compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, fees paid to our board of directors and wage-related expenses. This increase was offset in part by decreases in accounting and legal fees and by a $356,000 reduction in the state sales tax accrual for the twelve months ended December 31, 2005 compared to a $277,000 reduction in the state sales tax accrual in 2004. Each of these reductions in our sales tax accrual resulted from our settlement of sales tax obligations with certain states at an amount less than what we had estimated. A portion of the 2005 reduction in our sales tax accrual is due to the fact that we received a refund from a particular state with which we had previously settled state sales taxes and we enrolled in the Streamlined Sales Tax Program in December 2005, which relieved us from any past sales tax liabilities from twelve states in which we were not reporting state sales taxes and had estimated and accrued an amount equal to our potential sales tax liability. As a result, we eliminated our accrual for these state sales taxes, as, for those member states of the Streamlined Sales Tax Program, we are now required to pay applicable sales taxes only on a go-forward basis.

We expect our general and administrative expenses to remain consistent as a percentage of total revenue in fiscal 2007 but increase in absolute dollars as a result of the addition of employees to our general and administrative department due to our recent acquisition of BlueChip.

Interest Income and Interest Expense.   Interest income consists principally of interest income earned on cash and cash equivalent balances. Interest expense represents the interest associated with a capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters. The decrease in interest income for the twelve months ended December 31, 2006 as compared to the same period in 2005 is primarily a result of a lower average investment balance during the twelve months ended December 31, 2006 as compared to the same period in 2005. The increase in interest expense is due to the interest related to the capital lease which we entered into during 2006.

				Percent Change
	Twelve months ended December 31,			2006 versus		2005 versus
	2006	2005	2004	2005		2004
Interest income	$159,450	$185,725	$140,172	(14.1)%		32.5%
Interest expense	$20,111	$—	$—	—%		—%
Interest income as a percent of total revenue	1.0%	1.3%	0.9%	(0.3	)ppt	0.4	ppt
Interest expense as percent of total revenue	0.1%	0.0%	0.0%	(0.1	)ppt	0.0	ppt

Interest income increased for the twelve months ended December 31, 2005 as compared to the same period in 2004 due primarily to higher interest rates earned on our investment accounts during the twelve months ended December 31, 2005 as compared to the compared to the same period in 2004.

We expect that interest income will remain relatively stable during 2007. We expect interest expense to increase  in fiscal 2007 due to the interest expense associated with the promissory note related to the acquisition of BlueChip. We are required to repay this note over a three-year term commencing on March 30, 2007, with interest payable monthly.

Income Tax Benefit.   We did not record an income tax benefit associated with any pre-tax loss for the twelve months ended December 31, 2006 and 2005 due to uncertainty regarding future taxable income. We did, however, record $5,492 of tax benefit related to the true-up of certain income tax accounts during 2005 related to the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, we recorded a net tax benefit of $6,707 resulting primarily from a decrease in our estimated taxes payable as a result of a revised international transfer pricing agreement with our United Kingdom subsidiary. Our fiscal year 2004 tax position also benefited from a $28,800 adjustment related to a transfer pricing adjustment related to fiscal year 2003.

Inflation

During the fiscal years ended December 31, 2006, 2005 and 2004, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of preferred stock and common stock and our initial public offering of common stock completed in August 1997. As of December 31, 2006, we had cash and cash equivalents of $5.5 million and a net working deficit of $240,000.  The cash payment due to BlueChip’s sole shareholder, in the amount of $562,090 was paid in January 2007. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

				Percent Change
				2006	2005
	Twelve months ended December 31,			versus	versus
	2006	2005	2004	2005	2004
Cash (used in) provided by:
Operating activities	$(3,881,360)	$(15,867)	$873,297	(24,361.8)%	(101.8)%
Investing activities	$(970,447)	$(120,339)	$(73,376)	(706.4)%	(64.0)%
Financing activities	$(191,397)	$38,263	$1,558,356	(600.2)%	(97.5)%

Our operating activities used cash of $3.9 million and $15,867 for the twelve months ended December 31, 2006 and December 31, 2005, respectively, and provided cash of $873,297 for the twelve months ended December 31, 2004. We believe that the additional resources we are allocating to improve the penetration and success of our AccuRoute product in the legal vertical market and our expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings and liquidity during 2007, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the twelve months ended December 31, 2006 consisted primarily of a net loss from operations, an increase in prepaid expenses and other current assets, offset in part by an increase in accounts payable and deferred rent as well as the non-cash effects of stock-based compensation expense and depreciation.

The increase in prepaid expenses and other current assets noted above is the result of payments made for third-party royalty agreements for software licenses and tradeshows. The increase in accounts payable noted above is the result of expenses associated with our acquisition of BlueChip and the timing of vendor payments. The increase in deferred rent is a result of cash received from a tenant improvement allowance related to our new headquarters and the six-month free rental period associated with the lease for our headquarters office space.

Net cash used during the twelve months ended December 31, 2005 consisted primarily of a net loss from operations, a decrease to the accounts receivable reserve and accrued state sales tax, offset by the non-cash effects of depreciation and stock-based compensation expense, decreases in accounts receivable and an increase in deferred revenue.

Net cash provided during the twelve months ended December 31, 2004 consisted primarily of a net profit from operations and the non-cash effects of depreciation, partially offset by decreases to accrued restructuring, accrued sales tax and to the accounts receivable reserves.

Investing activities used cash of $970,447 and $120,339 and $73,376 during the twelve months ended December 31, 2006, 2005 and 2004, respectively. The primary use of cash for investing activities for the twelve months ended December 31, 2006 was for the purchase of property and equipment for our new headquarters, offset in part by the net cash acquired in connection with our purchase of BlueChip. As noted above, the cash payment due to BlueChip’s sole shareholder was paid in January 2007. We do not expect to make any significant investments in computer-related software and hardware products during 2007 since we have already improved our information technology infrastructure and facilities during fiscal 2006 as part of the relocation of our headquarters office space. The sole use of cash for the twelve months ended December 31, 2005 and 2004 was for purchases of property and equipment related to computer-related software and hardware products.

Financing activities used cash of $191,397 during the twelve months ended December 31, 2006 and provided cash of $38,263 and $1.6 million for the twelve months ended December 31, 2005 and 2004, respectively. Cash used for the twelve months ended December 31, 2006 was due primarily due to the purchase of stock from an unaffiliated stockholder and the repayment of capital lease obligations. Cash provided for the twelve months ended December 31, 2005 was due primarily to the net proceeds from the issuance of common stock from our employee stock purchase program and employee exercises of stock options. Cash provided for the twelve months ended December 31, 2004 was due to the net proceeds from an issuance of common stock.  On March 29, 2004 we completed the sale of 600,000 shares of common stock, at a price of $6.00 per share, in a private placement to institutional and other accredited investors. The cash we received on the consummation of this private placement was offset by our usage of $2.0 million in cash when we purchased 350,000 shares of our outstanding stock from ASA International Ltd., an existing shareholder, in a private transaction at a price of $5.75 per share. We repurchased those shares from ASA International Ltd. with generally available corporate funds.

Based on our performance for the twelve months ended December 31, 2006 and current expectations for fiscal year 2007, we believe that our current cash and cash equivalents balance, will be sufficient to satisfy our working capital needs and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, amounts due in connection with our acquisition of BlueChip (including required repayments under the promissory note issued as part of the acquisition price) and repayment of capital lease obligations. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

The following table represents the approximate amounts of payments due under specified contractual obligations as of December 31, 2006:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years
Capital lease obligations	$520,767	$520,767	$—	$—	$—
Operating lease obligation(1)	$4,422,547	$748,405	$816,528	$834,710	$2,022,904
Note payable	$1,683,702	$467,695	$1,122,468	$93,539	$—
Cash payment owed to BlueChip Seller(2)	$562,090	$562,090	$—	$—	$—
Total contractual obligations	$7,189,106	$2,298,957	$1,938,996	$928,249	$2,022,904

(1)          Excludes sublease rental income of $419,150.

(2)          This cash payment was made on January 2, 2007.

Operating lease obligations consist of lease payments for our offices in Andover, Massachusetts, London, England, United Kingdom and BlueChip’s former headquarters in Danvers, Massachusetts. The lease in Danvers, Massachusetts terminates in July 2007 and we currently do not have any plans to renew this lease. As of December 31, 2006, we did not have any material commitments for capital expenditures or other long-term liabilities for which payments are required.

The Company entered into a capital lease agreement in the amount of $491,000 on May 1, 2006 to finance the purchase of furniture and equipment for the Company’s new headquarters located in Andover,

Massachusetts. The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments. The lease contains a provision whereby the Company would be required to immediately repay the outstanding principal balance should the Company’s cash balance ever be less than $5.0 million. In January 2007, the Company’s cash balance fell below $5.0 million and therefore the entire principal balance of $442,438 may be required to be paid in full in 2007.

The note payable and cash payment due to the BlueChip Seller are amounts resulting from our acquisition of BlueChip on December 29, 2006. We issued a promissory note to BlueChip’s sole shareholder on December 29, 2006, which note is payable in 36 monthly installments of $47,000 commencing March 30, 2007. The cash payment due to BlueChip’s sole shareholder, in the amount of $562,090, was paid on January 2, 2007.

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

Item 7(a).   Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of December 31, 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS  133, “Accounting for Derivative Instruments and Hedging Activities.” All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary’s local currency. The Company translates the operating results of its United Kingdom subsidiary into U.S. dollars and consolidates them for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 2006. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

Item 8.                        Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-32, respectively, of this Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                 Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As of December 31, 2006 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2006 or in other factors that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Executive Officers

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Item 11.                 Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Item 14.                 Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

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
2.2

Agreement and Plan of Merger, dated November 13, 2006, by and among the Company, Blue Chip Technologies Ltd., BC Acquisition, Inc., Omtool Healthcare, LLC and William J. Rynkowski, Jr. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2006 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K dated March 11, 2003 and incorporated herein by reference)

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

4.5

Registration Rights Agreement, dated as of December 29, 2006, by and among the Company and William J. Rynkowski, Jr. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 29, 2006 and incorporated herein by reference)

*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)
*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
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

*10.7	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.8	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.9	Consulting Arrangement with Arnold E. Ditri (filed as Exhibit 10.9 to Company’s Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference)
*10.10	Severance Agreement with Robert L. Voelk, dated August 29, 2003 (filed as Exhibit 10.13 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.11

Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003 (filed as Exhibit 10.14 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)

*10.12	Form of Incentive Stock Option Agreement (filed as Exhibit 10.17 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.13	Form of Incentive Stock Option Agreement (filed as Exhibit 10.18 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.14	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.19 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.15	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.20 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.16	Form of Stock Purchase and Restriction Agreement—Officer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)

*10.17	Form of Stock Purchase and Restriction Agreement—Director (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)
*10.18	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference)
10.19

Lease Agreement, dated January 6, 2006, between SFI I, LLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2006 and incorporated herein by reference)

10.20

Agreement for Construction Projects, dated January 24, 2006, between the Company and Prism Builders, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2006 and incorporated herein by reference)

10.21

Sublease Agreement, dated July 28, 2006 and effective as of July 1, 2006, by and between the Company and eSped.com, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference).

*10.22

Employment Agreement, dated as of December 29, 2006, by and between the Company and William J. Rynkowski, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 29, 2006 and incorporated herein by reference)

21	Subsidiaries of the Company
23.1	Consent of Vitale, Caturano & Company
23.2	Consent of PricewaterhouseCoopers
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31 .2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)          Indicates a management contract or any compensatory plan, contract or arrangement.

(b)         Exhibits.

The exhibits required by this Item are listed under Item 15(a)(3).

(c)          Financial Statement Schedules.

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, State of Massachusetts, on the 26th day of March 2007.

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

Name	Title	Date
/s/ ROBERT L. VOELK	Chairman, Chief Executive Officer and
Robert L. Voelk	President (principal executive officer)	March 26, 2007
/s/ DANIEL A. COCCOLUTO	Chief Financial Officer, Secretary and
Daniel A. Coccoluto	Treasurer (principal financial and	March 26, 2007
accounting officer)
/s/ RICHARD D. CRAMER	Director
Richard D. Cramer		March 26, 2007
/s/ ARNOLD E. DITRI	Director
Arnold E. Ditri		March 26, 2007
/s/ WILLIAM J. DRUMMEY	Director
William J. Drummey		March 26, 2007

/s/ JAMES P. O’HALLORAN	Director
James O’Halloran		March 26, 2007
/s/ WILLIAM J. RYNKOWSKI	Director
William Rynkowski		March 26, 2007
/s/ MARTIN A. SCHULTZ	Director
Martin A. Schultz		March 26, 2007

OMTOOL, LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

We have audited the accompanying consolidated balance sheets of Omtool, Ltd. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

/s/ Vitale, Caturano and Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

In our opinion, the consolidated statement of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2004 (appearing on pages F-5 through F-7 of the Omtool, Ltd. Annual Report on Form 10K) present fairly, in all material respects, the results of operations and cash flows of Omtool, Ltd. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Boston, Massachusetts
March 28, 2005

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,469,366	$10,471,272
Accounts receivable, net of reserves of $14,000 and $33,000 at December 31, 2006 and 2005, respectively	2,100,266	1,618,799
Unbilled accounts receivable	677,624	—
Inventory	111,389	58,380
Prepaid expenses and other current assets	491,483	333,419
Total current assets	8,850,128	12,481,870
Property and equipment, net	1,525,028	175,566
Goodwill	1,776,051	—
Intangible assets	1,785,000	—
Unbilled accounts receivable, long term	424,469	—
Other assets	66,730	11,562
	$14,427,406	$12,668,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,069,727	$905,288
Accrued liabilities	1,521,644	1,513,787
Deferred revenue, current	4,026,773	3,408,002
Capital lease obligations	442,438	—
Amount due to seller (Note 3)	562,090	—
Note payable, current	467,695	—
Total current liabilities	9,090,367	5,827,077
Long term liabilities:
Deferred rent	498,348	—
Deferred revenue, long-term	436,086	410,232
Note payable, long-term	1,216,007	—
Total liabilities	11,240,808	6,237,309
Commitments, contingencies and guarantees (Notes 13 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $0.01 par value
Authorized—35,000,000 shares; Issued—4,743,209 and 4,367,878 shares in 2006 and 2005, respectively, Outstanding—4,432,101 and 3,977,022 shares in 2006 and 2005, respectively	47,432	43,679
Treasury stock, at cost, 311,108 and 390,856 shares in 2006 and 2005, respectively	(1,858,435)	(2,005,618)
Deferred compensation	—	(775,865)
Additional paid-in capital	36,668,927	35,556,639
Accumulated deficit	(31,608,373)	(26,327,762)
Accumulated other comprehensive loss	(62,953)	(59,384)
Total stockholders’ equity	3,186,598	6,431,689
	$14,427,406	$12,668,998

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
Revenue:
Software license	$4,237,830	$4,732,121	$4,504,899
Hardware	2,086,357	2,705,109	3,177,343
Service and other	7,451,035	6,858,935	7,107,952
Total revenue	13,775,222	14,296,165	14,790,194
Cost of revenue:
Software license	210,675	154,165	195,299
Hardware	1,289,395	1,694,407	1,944,293
Service and other	3,279,166	2,781,828	2,743,258
Total cost of revenue	4,779,236	4,630,400	4,882,850
Gross profit	8,995,986	9,665,765	9,907,344
Operating expenses:
Sales and marketing	8,214,696	5,256,283	4,100,765
Research and development	2,819,750	2,239,250	1,936,779
General and administrative	3,364,491	2,671,200	2,417,091
Total operating expenses	14,398,937	10,166,733	8,454,635
Income (loss) from operations	(5,402,951)	(500,968)	1,452,709
Interest income	159,450	185,725	140,172
Interest expense	(20,111)	—	—
Income (loss) before income tax benefit	(5,263,612)	(315,243)	1,592,881
Income tax benefit	—	(5,492)	(6,707)
Net income (loss)	$(5,263,612)	$(309,751)	$1,599,588
Net income (loss) per share:
Basic	$(1.31)	$(0.08)	$0.42
Diluted	$(1.31)	$(0.08)	$0.41
Weighted average shares used in per share calculations:
Basic	4,024,845	3,923,963	3,764,809
Diluted	4,024,845	3,923,963	3,946,306

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Treasury Stock			Additional		Accumulated Other	Total
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Deferred Compensation	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, December 31, 2003	3,716,878	37,169	(216,378)	(877,934)	—	31,936,038	(27,617,599)	(38,447)	3,439,227
Comprehensive income:
Net income	—	—	—	—	—	—	1,599,588	—	1,599,588
Change in cumulative translation adjustment	—	—	—	—	—	—	—	34,036	34,036
Total comprehensive income	—	—	—	—	—	—	—	—	1,633,624
Purchase of treasury stock	—	—	(350,000)	(2,012,500)	—	—	—	—	(2,012,500)
Issuance of common stock and a warrant in a private placement to institutional and accredited investors, net of issuance costs of $154,135	651,000	6,510	—	—	—	3,439,355	—	—	3,445,865
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	49,972	240,678	—	(115,687)	—	—	124,991
Balance, December 31, 2004	4,367,878	43,679	(516,406)	(2,649,756)	—	35,259,706	(26,018,011)	(4,411)	6,631,207
Comprehensive loss:
Net loss	—	—	—	—	—	—	(309,751)	—	(309,751)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(54,973)	(54,973)
Total comprehensive loss	—	—	—	—	—	—	—	—	(364,724)
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	11,290	57,918	—	(20,798)	—	—	37,120
Issuance of restricted common stock	—	—	115,516	592,665	(910,264)	320,972	—	—	3,373
Forfeiture of restricted common stock	—	—	(1,256)	(6,445)	7,456	(3,241)	—	—	(2,230)
Deferred compensation expense	—	—	—	—	126,943	—	—	—	126,943
Balance, December 31, 2005	4,367,878	$43,679	(390,856)	$(2,005,618)	$(775,865)	$35,556,639	$(26,327,762)	$(59,384)	$6,431,689
Reclassification of deferred compensation to additional paid-in capital	—	—	—	—	775,865	(775,865)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,263,612)	—	(5,263,612)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(3,569)	(3,569)
Total comprehensive loss	—	—	—	—	—	—	—	—	(5,267,181)
Purchase of treasury stock	—	—	(25,000)	(137,750)	—	(26,858)	—	—	(164,608)
Issuance of common stock and options in acquisition	375,331	3,753	—	—	—	1,843,141	—	—	1,846,894
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	6,678	37,506	—	—	(16,999)	—	20,507
Issuance of restricted common stock	—	—	108,196	1,082	—	—	—	—	1,082
Forfeiture of restricted common stock	—	—	(7,970)	(80)	—	—	—	—	(80)
Cancellation of restricted stock in payment of withholding tax requirements	—	—	(2,156)	(15,502)	—	—	—	—	(15,502)
Stock-based compensation expense	—	—	—	261,927	—	71,870	—	—	333,797
Balance, December 31, 2006	4,743,209	$47,432	(311,108)	$(1,858,435)	$—	$36,668,927	$(31,608,373)	$(62,953)	$3,186,598

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(5,263,612)	$(309,751)	$1,599,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation	231,794	157,338	255,649
Accounts receivable reserves	(19,164)	(47,806)	(287,692)
Stock-based compensation expense	333,797	126,943	—
In-process research and development	80,000	—	—
Changes in assets and liabilities, net of amounts acquired—
Accounts receivable	(62,748)	205,101	79,998
Prepaid expenses and other current assets	(158,508)	(58,528)	(8,896)
Inventory	(32,313)	79,612	(100,193)
Other assets	(41,568)	—	2,400
Accounts payable	549,896	62,998	(58,089)
Accrued liabilities	(26,873)	(429,184)	(275,844)
Accrued restructuring	—	—	(443,830)
Deferred revenue	29,591	197,410	110,206
Deferred rent	498,348	—	—
Net cash (used in) provided by operating activities	(3,881,360)	(15,867)	873,297
Cash Flows from Investing Activities:
Cash acquired from business acquisition, net of acquisition costs paid	67,475	—	—
Purchases of property and equipment	(1,037,922)	(120,339)	(73,376)
Net cash used in investing activities	(970,447)	(120,339)	(73,376)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and common stock warrant	20,507	37,120	3,570,856
Net proceeds from issuance of restricted common stock	1,082	3,373	—
Forfeiture of restricted common stock	(80)	(2,230)	—
Purchase of treasury stock	(164,608)	—	(2,012,500)
Principal payments for capital lease obligations	(48,298)	—	—
Net cash (used in) provided by financing activities	(191,397)	38,263	1,558,356
Exchange rate effect on cash and cash equivalents	41,298	(85,906)	54,777
Net (decrease) increase in cash and cash equivalents	(5,001,906)	(183,849)	2,413,054
Cash and cash equivalents, beginning of year	10,471,272	10,655,121	8,242,067
Cash and cash equivalents, end of year	$5,469,366	$10,471,272	$10,655,121
Noncash Investing and Financing Activities:
Property and equipment purchased under capital lease	$490,736	$—	$—
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,483	$—	$—
Cancellation of restricted common stock in payment of withholding tax requirements	$15,502	$—	$—

OMTOOL, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

On December 29, 2006, the Company acquired the assets and liabilities of BlueChip Technologies, Inc. as follows (see Note 3)

	Years ended December 31,
	2006	2005	2004
Accounts receivable	$375,527	$—	$—
Unbilled accounts receivable	1,102,093	—	—
Other assets	24,719	—	—
Property and equipment	49,976	—	—
Intangible assets	1,785,000	—	—
In-process research and development	80,000	—	—
Goodwill	1,776,051	—	—
Cash acquired from business acquisition, net of acquisition costs paid	67,475	—	—
	5,260,841	—	—
Note payable	(2,245,792)	—	—
Accrued direct acquisition costs	(434,540)	—	—
Value of common stock issued	(1,478,804)	—	—
Value of stock options issued	(368,090)	—	—
Liabilities assumed	$733,615	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

Omtool, Ltd. (“Omtool” or the “Company”) provides document and information handling solutions that control document lifecycles and simplify the integration of paper and electronic documents in enterprise information systems. The Company’s enterprise document handling platform streamlines the capture, conversion and communication of any combination of paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

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

In December 2006, the Company acquired BlueChip Technologies, Ltd. (“BlueChip”), a provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market. The Company intends to incorporate BlueChip forms automation and document archiving functionalities into our AccuRoute product line.

(2) Summary of Significant Accounting Policies and Estimates

The accompanying consolidated financial statements reflect the application of certain accounting policies and estimates as described in this note and elsewhere in the notes to the consolidated financial statements.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company derives its revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) service and support revenue, which includes software maintenance and support, installation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company’s resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company’s products are sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

indirectly through resellers. The hardware products that are resold are not functional without the Company’s software. To support its software products, the Company sells software maintenance and support, installation, training and consulting services to end-users and indirectly through resellers.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions,” (“SOP 98-9”) to all transactions involving the sale of multiple elements including software, hardware and service revenue. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists,” with respect to providing for potential future product returns.

The Company recognizes revenue from the sale of software products and hardware to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. The Company sells monthly, annual and multiple-year maintenance contracts and the associated revenue is recognized over the term of the related maintenance period, beginning on the date of delivery. Other service revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision regarding the Company’s product meeting published specifications and there are no uncertainties with regard to the customer’s acceptance then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration.

The Company’s transactions frequently involve the sales of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element under the residual method, in accordance with SOP 98-9. Under this method, revenue is allocated first to all undelivered elements, such as maintenance and services, based on the fair value of those elements, which is the price charged when these elements are sold separately and unaccompanied by other elements. The Company’s services generally are not essential to the functionality of the software as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

The Company’s current deferred revenue and long-term deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

of the provisions of the Company’s revenue recognition policy. At December 31, 2006 and 2005, deferred revenue consisted of the following:

	December 31,
	2006	2005
Deferred revenue—licenses, implementation and hardware	$509,942	$15,594
Deferred revenue—support and other services, current	3,516,831	3,392,408
Deferred revenue—support and other services, long-term	436,086	410,232
	$4,462,859	$3,818,234

In March 2006, BlueChip, which was acquired by the Company during 2006 (Note 3), reached a settlement with a customer which resolved certain licensing and servicing issues. As part of this settlement, BlueChip received $4,000,000. In addition,  the parties reached an agreement whereby BlueChip will provide maintenance on installed software for a period of 4 years. In purchase accounting, the Company recorded the fair value of the obligation to provide these services as a component of current deferred revenue and long-term deferred revenue in the accompanying consolidated balance sheet as of December 31, 2006. The present value of the ,maintenance portion of the settlement has been recorded as current unbilled accounts receivable and long-term unbilled accounts receivable in the accompanying consolidated balance sheet as of December 31, 2006. Current unbilled accounts receivable and deferred revenue also includes the estimated costs to provide implementation services not yet performed by BlueChip as of December 31, 2006.

(c) Cost of Sales

Cost of software license revenue consists primarily of the costs incurred for sublicensing third-party software products, product media and product duplication. Cost of hardware revenue consists of the costs the Company incurs in purchasing third-party hardware products including associated shipping and handling costs. Cost of service and other revenue consists primarily of the costs incurred for providing telephone support for the Company’s software license products, as well as other miscellaneous customer service-related expenses.

(d) Software Development Costs

Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot determine technological feasibility until the development state of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company’s consolidated financial position or results of operations. Consequently, no amounts have been capitalized.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were approximately $4,493,000 and $6,945,000 at December 31, 2006 and 2005, respectively. Cash equivalents at December 31, 2006 and 2005 primarily consisted of investments in money market funds.

(f) Advertising Expense

The Company recognizes advertising expense as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $41,000, $196,000 and $64,000, respectively, as advertising expense.

(g) Inventory

Inventory consists of circuit boards and media purchased from third-party vendors, all of which are finished goods and are stated at lower of cost or market, with cost determined on the first-in, first-out basis. The Company reviews its inventory at the end of each month to ensure that there are no factors that would render the inventory excess or obsolete. To determine obsolescence, the Company considers current market conditions as well as specific vendor information related to the hardware products sold by the Company. If inventory is considered obsolete, then the Company will write the inventory down to zero value.

(h) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification	Estimated Useful Life	2006	2005
Computer equipment	1—5 years	$551,605	$3,193,669
Computer software	2—3 years	290,291	1,316,035
Equipment under capital lease	Shorter of the life of the lease or the estimated useful life	483,220	—
Furniture and fixtures	5—7 years	202,699	923,169
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	763,254	231,821
		$2,291,069	$5,664,694
Less—Accumulated depreciation		(766,041)	(5,489,128)
		$1,525,028	$175,566

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

Accumulated depreciation and depreciation expense related to equipment under capital lease was approximately $47,000 as of December 31, 2006. The Company did not have any capital leases for the years ended December 31, 2005 and 2004. Total depreciation expense was $231,794, $157,338 and $255,649 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(i) Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Goodwill represents the excess of purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years.

The Company accounts for intangible assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Asset”. Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in the twelve months ended December 31, 2006.

(j) Business Combinations

The Company accounts for business combinations in accordance with SFAS  141, “Business Combinations” (“SFAS 141”), which requires the use of the purchase method of accounting for business combinations. In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

The Company must make valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts and relationships, trade names, non-compete agreements and acquired developed technologies. The Company estimates fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(k) Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure-only alternative under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” for options granted using the Black-Scholes option pricing model.

Effective January 1, 2006, the Company adopted the provisions of SFAS  123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. As a result of adopting SFAS 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the twelve months ended December 31, 2006 of approximately $26,000 for stock options and shares purchased under the employee stock purchase plan, of which $6,000 is recorded in cost of service and other revenue and $20,000 is recorded in operating expenses. The impact on basic and diluted and loss per share was ($0.01). The amounts previously shown on the balance sheet as Deferred Compensation have been reclassified to Additional Paid-in Capital in accordance with SFAS 123R.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The proforma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee stock option plan under the fair value method prescribed by SFAS 123 for the years ended December 31, 2005 and 2004. The Company did not grant any stock options in fiscal 2006 and 2005, other than those exchanged in connection with the acquisition described in Note 3.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s options. The Company estimated stock price volatility using the historical volatility in the market price of its common stock for the expected term of the options. The Company has never paid nor does it expect to pay dividends in the foreseeable future. The expected life is estimated based upon historical option information. The fair value of options was estimated as of the date of grant with the following assumptions:

Year ended
December 31,
2004
Risk-free interest rate	2.67%
Volatility	95.0%
Expected dividend yield	—
Expected lives	4 Years
Weighted average fair value of options at date of grant	$4.57

For purposes of proforma disclosures pursuant to SFAS 123, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share that would have been reported if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(309,751)	$1,599,588
Add: Stock compensation included in net (loss) income	$126,943	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(187,036)	$(232,995)
Pro forma net (loss) income	(369,844)	$1,366,593
Net (loss) income per share:
Basic, as reported	$(0.08)	$0.42
Diluted, as reported	$(0.08)	$0.41
Basic, pro forma	$(0.09)	$0.36
Diluted, pro forma	$(0.09)	$0.35

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(l) Use of Estimates

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

(m) Concentration of Credit Risk, Fair Value of Financial Instruments and Significant Customers

The amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, amount due to seller and current notes payable approximate their fair value due to their short-term maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company believes the amount reflected in the consolidated balance sheet for long-term notes payable approximates fair value as of December 31, 2006. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing and, at times, may exceed federally insured limits.

The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses are believed by management to be inherent in the Company’s accounts receivable.

As of December 31, 2006 no one single customer accounted for greater than 10% of the Company’s accounts receivable balance. As of December 31, 2005 one customer accounted for 11% of the Company’s accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2006 and 2005. For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for greater than 10% of the Company’s total revenue.

(n) Accounts Receivable and Related Reserves

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

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

The following schedule summarizes the activity of the Company’s accounts receivable reserve for the three years ended December 31, 2006:

Year Ended	Balance at Beginning of Year	Increases	Reductions		Balance at End of Year
December 31, 2004	$367,000	50,000(1)	(335,000	)(2)	$82,000
December 31, 2005	$82,000	58,000(1)	(107,000	)(2)	$33,000
December 31, 2006	$33,000	23,000(1)	(42,000	)(2)	$14,000

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

The following table displays the effects of the net reduction in the accounts receivable reserve which impacted net income (loss) and net income (loss) per share (excludes write-offs):

Year Ended	Effect on Net Income (Loss)	Effect on Net Income (Loss) per Basic and Diluted Share
December 31, 2004	$272,000	$0.07
December 31, 2005	$40,000	$0.00
December 31, 2006	$400	$0.00

(o) Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS  52, “Foreign Currency Translation.” Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year and revenue and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company’s reporting currency are included as a separate component of stockholders’ equity (accumulated other comprehensive loss) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2006, 2005 and 2004.

(p) Earnings Per Share

The Company reports earnings per share in accordance with SFAS  128, “Earnings per Share” (“SFAS 128) Diluted weighted average shares outstanding for the years ended December 31, 2006 and 2005 exclude 180,539, and 157,475, respectively, potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods. The dilutive effect of potential common shares in 2004, consisting of

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

outstanding stock options and a stock warrant, is determined using the treasury stock method, in accordance with SFAS 128. For the year ended December 31, 2004, the dilutive calculation excludes the potential common shares related to 179,990 outstanding stock options that have an anti-dilutive effect since their exercise price exceeds the market value of the Company’s common stock. A reconciliation of basic and diluted common shares outstanding is as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average number of common shares outstanding	4,024,845	3,923,963	3,764,809
Potential common shares pursuant to stock options and warrant	—	—	181,497
Diluted weighted average shares	4,024,845	3,923,963	3,946,306
Basic net (loss) income per common share	$(1.31)	$(0.08)	$0.42
Diluted net (loss) income per common and potential common share	$(1.31)	$(0.08)	$0.41

(q) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation  48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS  109 “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 becomes effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement  157 “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement prospectively once it is effective and applicable. The Company does not expect SFAS 157 to have a material impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued SAB 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal 2006. The adoption of  SAB 108 did not have a material impact on the Company’s financial position or results of operations.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition

On December 29, 2006 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Blue Chip Technologies Ltd for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip’s sole shareholder (“Seller”), 375,331 shares of the Company’s common stock (valued at $1,478,804), the issuance of vested options to purchase the Company’s common stock in substitution for outstanding BlueChip stock options (valued at $368,090), and direct acquisition costs of $456,793, which consisted primarily of financial advisory, legal and accounting services. BlueChip is a provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market. The Company acquired BlueChip in order to strengthen and expand its presence in the healthcare market.

As of December 31, 2006, the $562,090 owed to the principal shareholder of BlueChip is classified in the accompanying consolidated balance sheet as “Amount due to seller” as this amount was not paid until January 2007.

The promissory note entered into with the principal shareholder of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000, commencing on March 30, 2007 (See Note 7).

The valuation of the Company’s stock and stock options was set using an average closing price of the Company’s common stock on the Nasdaq Stock Market over the five trading days immediately preceding and including the acquisition date. The fair value of the stock options the Company issued of $368,090 was estimated as of December 29, 2006 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, expected volatility of 79%, risk-free interest rate of 4.72% and expected life of 3.8 - 4.1 years.

The total purchase price is allocated to BlueChip’s net tangible and identifiable intangible assets based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded to goodwill. The following represents the allocation of the aggregate purchase price to the acquired net assets of BlueChip:

Purchase price:
Amount due to seller	$562,090
Note payable	1,683,702
Direct acquisition costs	456,793
Value of common stock issued	1,478,804
Value of stock options issued	368,090
Total purchase consideration paid	$4,549,479

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition (Continued)

Fair value of assets acquired and liabilities assumed:
Cash	$89,728
Accounts receivable and unbilled accounts receivable	1,477,620
Property and equipment	49,976
Other assets	24,719
Goodwill	1,776,051
Identifiable intangible assets	1,785,000
In-process research and development	80,000
Accounts payable and accrued expenses	(177,561)
Deferred revenue	(556,054)
Total purchase consideration paid	$4,549,479

The fair value of the deferred revenue was determined in accordance with Emerging Issues Task Force 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company considers postcontract customer support (“PCS”) contracts to be legal obligations, and has estimated fair value of the PCS contracts based on the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to the fulfilling the obligations plus a normal profit margin.

The IPR&D of $80,000 was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility. The write-off has been recorded in research and development expenses in the accompanying consolidated statement of operations for the twelve months ended December 31, 2006. The IPR&D consisted of a single project to develop an imaging module to be used with tablet personal computers. The value assigned to IPR&D was determined utilizing the replacement cost approach. The state of completion of the in-process project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, the Company deemed a discount rate of 24% as appropriate for valuing IPR&D.

As of December 31, 2006 identifiable intangible assets consist of:

			Average Annual
	Fair Value	Useful Life	Amortization
Purchased technology	$774,000	5 years	$154,800
Customer contracts and relationships	850,000	10 years	85,000
Trade names	110,000	6 years	18,333
Non-compete agreements	51,000	3 years	17,000
	$1,785,000		$275,133

The fair value of purchased technology and trade names was based upon the relief from royalty method, the fair value of customer contracts and relationships was determined using an excess earnings method under the income approach, and the fair value of non-compete agreements was valued using the discounted cash flow method. The rate used to discount the net cash flows to their present values was based upon a cost of equity of 24%. The discount rate was determined after consideration of market rates

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition (Continued)

or return on equity capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from BlueChip.

The $3.6 million allocated to goodwill and other identifiable intangible assets is not deductible for tax purposes.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of BlueChip had occurred as of January 1, 2005.

	Year ended December 31,
	2006	2005
Total revenue	$16,216,917	$18,238,246
Net loss	$(3,080,497)	$(834,240)
Net loss per share:
Basic	$(0.70)	$(0.19)
Diluted	$(0.70)	$(0.19)
Weighted average shares outstanding:
Basic	4,400,156	4,299,274
Diluted	4,400,156	4,299,274

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

(4) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
Beginning of the year	$—	$—
Acquisition of BlueChip	1,776,051	—
End of the year	$1,776,051	$—

The Company will test goodwill balances for impairment annually each December 31.

Gross carrying amounts and accumulated amortization of intangible assets were as follows as of December 31, 2006 for each intangible asset class:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balances
Purchased technology	$774,000	$—	$774,000
Customer contracts and relationships	850,000	—	850,000
Trade names	110,000	—	110,000
Non-compete agreements	51,000	—	51,000
	$1,785,000	$—	$1,785,000

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Goodwill and Intangible Assets (Continued)

No amortization was recorded for the year ended December 31, 2006. At December 31, 2006, the estimated future amortization of intangible assets was as follows:

Year ending December 31,
2007	$508,343
2008	376,249
2009	307,265
2010	237,778
2011	196,673
Thereafter	158,692
Total	$1,785,000

(5) Related Party Transactions

On October 6, 2006, the Company entered into an option termination and release agreement (the “Option Termination Agreement”) with a director of the Company who had resigned from his position on July 24, 2006. Under the terms of a Non-Qualified Stock Option Agreement (the “Option Agreement”) entered into by the Company and the director on August 1, 2001, upon the director’s resignation (a) any outstanding unvested options to purchase shares of the Company’s common stock were terminated and (b) the director had until October 22, 2006 to exercise the vested options to purchase 28,572 shares of the Company’s common stock (the “Option Shares”). In exchange for the director terminating his rights to acquire the Option Shares, the Company agreed to pay the director an amount equal to $0.94 per share (which amount represents the difference between the closing market price of the common stock on the date immediately preceding the date of the Option Termination Agreement, $3.57, and the exercise price per Option Share under the Option Agreement, $2.63) for an aggregate purchase price of $26,858. In accordance with SFAS 123R, the Company recorded this amount as a reduction to additional paid in capital in the accompanying consolidated statement of stockholders’ equity for the twelve months ended December 31, 2006.

On July 28, 2006, the Company entered into a Sublease Agreement (the “Massachusetts Sublease”), effective as of July 1, 2006, with eSped.com, Inc. (“eSped”) whereby the Company will sublease approximately 7,205 rentable square feet of the Company’s office space located at Six Riverside Drive, Andover, Massachusetts (“Six Riverside Drive”) to eSped. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of the Company, is also the Chief Executive Officer and Chairman of the Board of eSped and Martin A. Schultz, a director of the Company, is also a director of eSped. The term of the Massachusetts Sublease is fifty-eight (58) months, during which the eSped will pay the Company monthly base rent of $8,383 (“Base Rent”). The Base Rent includes adjustments for office furniture that the Company provided to eSped and the build-out of a computer room shared by the Company and eSped at Six Riverside Drive. eSped occupies approximately sixteen percent (16%) of the Company’s office space at Six Riverside Drive and, accordingly, will pay sixteen percent (16%) of the Company’s share of operating expenses and real estate taxes for Six Riverside Drive, in addition to the Base Rent.

On October 31, 2000, the Company entered into an agreement with eSped to sublease from the Company 4,500 square feet of the premises the Company formerly occupied at its Salem, New Hampshire, headquarters (the “New Hampshire Sublease”). The New Hampshire Sublease was a tenancy at will and commenced on February 1, 2001 and was terminated on April 30, 2006.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Related Party Transactions (Continued)

The amount of rent payments and building maintenance charges received for both the Massachusetts Sublease and New Hampshire Sublease was approximately $91,000 for the year ended December 31, 2006. The amount of rent payments and building charges received for the New Hampshire Sublease was approximately $62,000 for each of the years ended December 31, 2005 and 2004. These amounts have been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the Massachusetts Sublease and the New Hampshire Sublease were negotiated at arms-length.

In October 2006, the Company entered into a software maintenance and support agreement with eSped for approximately $11,000. The term of the agreement is 12 months and expires in October 2007.

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 (See Note 7) to the principal shareholder of BlueChip, William Rynkowski, in partial consideration of all the outstanding shares of BlueChip. On January 4, 2007, the Board of Directors of the Company appointed William Rynkowski a director of the Company.

On December 29, 2006, in connection with the consummation of the Company’s acquisition of BlueChip, the Company entered into both an Employment Agreement (the “Employment Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Mr. Rynkowski. Pursuant to the terms of the Registration Rights Agreement, Mr. Rynkowski is entitled to certain “piggy-back” registration rights for the shares of common stock of the Company that he received pursuant to our Agreement and Plan of Merger with BlueChip, Mr. Rynkowski and certain other parties. Therefore, if the Company proposes to register securities under the Securities Act of 1933, as amended, on a registration statement that includes a secondary component for the account of existing securityholders (other than registration statements for certain specified transactions), the Company is required to provide Mr. Rynkowski with certain rights to participate in that registration. Pursuant to the terms of the Employment Agreement, Mr. Rynkowski will serve as a Senior Vice President of the Company. Mr. Rynkowski will receive $120,000 per year as compensation for his part-time employment with the Company.

(6) Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Accrued health insurance expense	$258,083	$169,811
Accrued state sales tax	343,212	290,815
Accrued salary and salary-related	538,224	639,297
Accrued professional fees	154,306	128,801
Other accrued expenses	227,819	285,063
	$1,521,644	$1,513,787

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip. The note is payable in thirty-six equal monthly installments of approximately $47,000, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. Future principal payments under this promissory note at December 31, 2006 are approximately $468,000, $561,000, $561,000 and $94,000 for the twelve month periods ended December 31, 2007, 2008, 2009 and 2010, respectively.

(8) Deferred Rent

In January 2006, the Company entered into a new lease agreement for approximately 44,000 square feet of office space at Six Riverside Drive, Andover, Massachusetts. The Company moved to its new headquarters location in April 2006. The lease has a ten-year term with an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, the Company received free rent for the first six months and the landlord provided a tenant improvement allowance of up to $308,000, which the Company has fully utilized as of December 31, 2006. The balance of deferred rent in the accompanying balance sheet as of December 31, 2006 represents the accumulated amount due for the free rent period plus the tenant improvement allowance of $308,000, less rent payments made as of December 31, 2006. Rent expense is recorded on a straight-line basis over the term of the lease.

(9) Income Taxes

The Company accounts for income taxes in accordance with SFAS  109, “Accounting for Income Taxes,” the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2006, the Company had available federal net operating loss carryforwards of approximately $26.0 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $1.2 million. If not utilized, these carryforwards expire through 2024. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, there could be annual limitations on the amount of carryforwards that can be realized in future periods.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005
Net operating loss carryforward	$8,840,000	$6,961,000
Research and development tax credit carryforwards	1,222,000	1,137,000
Capital loss carryforward	309,000	309,000
Accrued liabilities and reserves	600,000	514,000
Deferred tax assets	10,971,000	8,921,000
Acquired intangible assets	(719,000)	—
Acquired unbilled receivable	(444,000)	—
Deferred tax liabilities	(1,163,000)	—
Valuation allowance	(9,808,000)	(8,921,000)
Net deferred tax asset	$—	$—

SFAS  109 requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of cumulative losses in recent years and continued economic uncertainty, the Company has provided a full valuation allowance against all of its net deferred tax assets and will continue to do so until it returns to an appropriate level of sustained taxable income. If the Company is successful in generating sufficient future taxable income, the Company will reduce the valuation allowance through a reduction in income tax expense in the future for that portion not related to the exercise of stock options.

At December 31, 2006, the Company has approximately $346,000 of net operating loss carryforwards and related valuation allowance in the United States resulting from the exercise of stock options. The Company will realize the benefit of these losses through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax (benefit) provision at federal statutory rate	(34.0)%	(34.0)%	34.0%
(Decrease) increase in tax resulting from—
State tax provision, net of federal benefit	2.3	4.1	3.6
Research and development tax credits	(1.6)	(58.1)	(3.8)
(Decrease) increase in valuation allowance	36.2	81.0	(34.0)
Difference in foreign tax rates	(0.0)	(0.9)	(1.0)
Other	(2.9)	6.2	0.8
Income tax benefit	—%	(1.7)%	(0.4)%

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

The income tax benefit in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$—	$(2,619)	$8,681
State	—	—	—
Foreign	—	(2,873)	(15,388)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income tax benefit	$—	$(5,492)	$(6,707)

The components of domestic and foreign (loss) income before income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic	$(4,491,134)	$2,943	$1,496,137
Foreign	(772,478)	(318,186)	96,744
	$(5,263,612)	$(315,243)	$1,592,881

(10) Stockholders’ Equity

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

(10) Stockholders’ Equity (Continued)

In March 2004, the Company’s Board of Directors authorized the repurchase of 350,000 shares of its outstanding common stock from ASA International, an existing shareholder, in a private transaction at a price of $5.75 per share. The shares were purchased with the use of generally available corporate funds and are held in treasury.

In May 2006, the Company’s Board of Directors authorized the repurchase of 25,000 shares of its outstanding stock from a non-affiliated stockholder in an open market transaction. The Company effected this share repurchase at a purchase price of $5.51 per share. The shares were purchased with the use of generally available corporate funds and are held in treasury.

As of December 31, 2006, the Company had repurchased a total of 280,446 shares under the 1998 program and $250,000 worth, or 142,856 shares, under the 2002 program. The combined total of all repurchases is $773,302.

(c) Reserved Common Stock

As of December 31, 2006, 874,691 shares of common stock were reserved for issuance pursuant to all stock option plans, the employee stock purchase plan and the outstanding warrant.

(d) Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides for and the Board of Directors and stockholders authorized, 2,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. No shares have been issued as of December 31, 2006.

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

(f) Stock Warrant

As described above, in conjunction with the Private Placement, the Company issued a warrant to purchase 51,000 shares of common stock exercisable over a five year period at a price of $6.00 per share to the Company’s financial advisor or the advisor’s designees as payment for advisory services related to the transaction. The warrant may only be exercised during the period commencing on October 1, 2004 and ending on September 30, 2009. The warrant has not been exercised as of December 31, 2006.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans

(a) Stock Options

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

Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual at the end of each reporting period. The Company did not grant any stock options during the twelve months ended December 31, 2006 and 2005. However, in conjunction with the Company’s acquisition of BlueChip (see Note 3), the Company issued 123,151 fully vested options to purchase the Company’s common stock in substitution for outstanding BlueChip stock options. The total fair value of these stock options was $368,090. The total fair value of stock options vested during the period ended December 31, 2006 was $20,000.

Total compensation expense related to unvested stock options was approximately $12,000 as of December 31, 2006, which amount the Company expects to recognize over a weighted average period of 0.9 years.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

The following is a summary of all stock option activity:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2003	495,586	$0.74-$19.25	$6.17
Granted	5,260	6.76	6.76
Exercised	(42,206)	0.74-4.10	2.55
Canceled and expired	(12,264)	2.63-17.06	9.87
Outstanding, December 31, 2004	446,376	0.74-19.25	6.41
Granted	—	—	—
Exercised	(6,992)	0.74-4.10	1.40
Canceled and expired	(75,670)	2.63-17.06	10.15
Outstanding, December 31, 2005	363,714	0.74-19.25	5.73
Granted	—	—	—
Granted in connection with BlueChip acquisition	123,151	1.51-2.20	1.76
Exercised	(2,572)	0.74-4.10	0.83
Canceled and expired	(36,670)	0.74-17.06	3.38
Outstanding, December 31, 2006	447,623	$1.51-$19.25	$4.86
Exercisable, December 31, 2006	436,813	$1.51-$19.25	$4.92

At December 31, 2006, options to purchase 515,133 shares of common stock were available for future grants under the 1997 Plan.

The range of exercise prices for options outstanding and options exercisable as of December 31, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Exercise Price Per Share
		(Years)
$1.51-2.63	301,041	6.1	$2.16	291,041	$2.18
3.19-4.20	6,830	4.3	3.61	6,830	3.61
6.76-8.53	65,366	3.5	7.66	64,556	7.67
10.06-12.69	33,430	3.0	10.11	33,430	10.11
15.31-19.25	40,956	2.0	16.11	40,956	16.11
	447,623	5.1	$4.86	436,813	$4.92

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

The aggregate intrinsic value of in-the-money stock options outstanding and stock options exercisable was approximately $669,000 and $644,000, respectively as of December 31, 2006. Total cash received for stock options exercised during the twelve months ended December 31, 2006 was approximately $2,000. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was approximately $15,000.

(b) Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period. The weighted average fair value of the shares purchased under the 1997 Purchase Plan was $2.35 for the twelve month period ended December 31, 2006, based upon the following assumptions:

Year ended December 31, 2006
Risk-free interest rate	4.82%
Volatility	95.0%
Expected dividend yield	0.0
Expected life	0.5 Years

Historical information regarding the Company’s common stock was the primary basis for the expected volatility assumptions. The expected life is equal to the six-month purchase period. As of December 31, 2006, there was no unrecognized expense related to estimated purchases. As a result of adopting SFAS 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the twelve months ended December 31, 2006 of approximately $26,000 for stock options and shares purchased under the employee stock purchase plan, of which $6,000 is recorded in cost of service and other revenue and $20,000 is recorded in operating expenses. As of December 31, 2006, 53,152 shares had been issued under the 1997 Purchase Plan.

(c) Restricted Common Stock

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

During 2006 and 2005, the Company sold a total of 108,196 and 115,516 shares, respectively, of restricted stock shares under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. During 2006 and 2005, 7,970 and 1,256 shares, respectively, of unvested restricted common stock were forfeited.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

The Company recorded deferred compensation of approximately $903,000 during 2005 for the intrinsic value of the restricted common stock. Due to the adoption of SFAS  123R, the balance of deferred compensation of approximately $776,000 as of December 31, 2005, relating entirely to restricted stock grants, has been reclassified to additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2006. With respect to restricted stock, the Company recognized approximately $308,000 and $127,000 of stock-based compensation expense during the twelve month periods ended December 31, 2006 and 2005, respectively.

Restricted stock compensation expense calculated under the fair value approach is based upon the current stock price at the time of grant and is recognized ratably over the four year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual at the end of each reporting period. The aggregate fair value of restricted stock vested during the twelve month period ended December 31, 2006 was approximately $226,000.

Total compensation expense related to unvested shares of restricted stock was approximately $1,013,000 as of December 31, 2006, which amount the Company expects to recognize over a weighted average period of 2.9 years.

The following is a summary of the Company’s nonvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2004	—	—
Granted	115,516	$7.90
Vested	—	—
Forfeited	(1,256)	7.70
Nonvested, December 31, 2005	114,260	$7.90
Granted	108,196	5.59
Vested	(28,560)	7.90
Forfeited	(7,970)	7.38
Nonvested, December 31, 2006	185,926	$6.58

Shares issued under all of the Company’s stock plans are issued from Treasury, to the extent they are available.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) 401(k) and Profit-Sharing Plan

The Company’s 401(k) and Profit-Sharing Plan (the “Profit-Sharing Plan”) covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. This 401(k) match is at the discretion of the Board of Directors and there can be no assurance that it will continue in the future. The Company contributed approximately $158,000, $131,000 and $109,000 to the Profit-Sharing Plan for the years ended December 31, 2006, 2005 and 2004, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company’s management. During 2006, 2005 and 2004, the Company made no additional discretionary contributions.

(13) Lease Commitments

The Company leases certain equipment and its office facilities under operating leases that expire at various times through April 2016.

At December 31, 2006, the estimated future minimum lease payments (net of sublease rentals) under operating and leases were as follows:

Operating
Year ending December 31,	Leases
2007	$647,809
2008	304,986
2009	310,350
2010	300,241
2011	417,107
Thereafter	2,022,904
Total	$4,003,397

Total rent expense under operating leases, net of sub-lease rentals, included in the accompanying consolidated statements of operations was approximately $845,000, $516,000 and $476,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

On May 1, 2006, the Company entered into a capital lease agreement in the amount of $491,000 to finance the purchase of furniture and equipment for the Company’s new headquarters. The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments. The interest rate on the capital lease is 6.2%. Total interest payments over the life of the lease are estimated to be $99,000. The lease contains a provision whereby the Company would be required to immediately repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Lease Commitments (Continued)

In January 2007, the Company’s cash balance fell below $5,000,000 and therefore the entire principal balance of $442,438 could be required to be paid in full in 2007 and has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2006.

Capital
Lease
Total lease payments	$520,767
Less: amounts representing interest	78,329
Present value of minimum lease payments	424,438
Less: current portion	$(442,438)
Long-term portion	$—

Total payments made under capital leases were approximately $69,000, of which approximately $20,000 relates to interest expense, for the year ended December 31, 2006. The Company did not have any capital leases for the years ended December 31, 2005 and 2004.

(14) Restructuring Costs

In the third quarter of 2003, the Company announced a restructuring of certain of its operations and recorded a pretax charge of $806,581 in accordance with SFAS  146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included severance-related costs associated with the workforce reduction in the Company’s domestic operations and costs associated with the closing of its Oregon office. The reduction in workforce consisted of three employees in the Company’s sales and marketing department, two employees performing general and administrative functions, three employees performing technical support and five employees in the Company’s research and development department. The balance of this charge consisted of costs incurred as a result of the closure of the Company’s Oregon facility.

The total cash impact of the restructuring was $806,581; the remaining balance of $443,830 was paid by the end of the third quarter of 2004.

(15) Guarantees

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

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Guarantees (Continued)

customers, in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated amounts of potential liability arising out of these agreements are minimal.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to certain of its customers for the life of the product. If necessary, the Company would provide for the estimated cost of product warranty based on specific warranty claims and claim history, however, the Company has never incurred significant expense under its product warranty. As a result, the Company believes that the estimated amounts of potential liability arising out of these agreements are minimal.

(16) Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment—software and hardware sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS  131, “Disclosures About Segments of an Enterprise and Related Information.”

Total revenue from international sources was approximately $2.3 million, $2.8 million and $3.3 million in 2006, 2005 and 2004, respectively. The Company’s revenue from international sources was primarily generated from customers located in Canada, Europe and South Africa.

The following table represents amounts relating to geographic locations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Total revenue(1)
United States	$11,502,622	$11,536,784	$11,502,207
United Kingdom	881,975	985,129	1,228,182
Canada	638,674	656,280	784,927
South Africa	291,876	294,243	296,816
Rest of World	460,075	823,729	978,062
	$13,775,222	$14,296,165	$14,790,194
Long-lived assets(2)
United States	$5,549,313	$168,360
United Kingdom	27,965	18,768
	$5,577,278	$187,128

(1)          Revenue is attributed to geographic regions based on location of customer.

(2)          Long-lived assets include property and equipment, goodwill, intangibles and other assets.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Quarterly Results of Operations (unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$3,336,504	$3,068,556	$3,641,111	$3,729,051
Gross profit	2,246,886	1,865,268	2,352,468	2,531,364
Net loss	(1,368,002)	(1,797,497)	(1,082,917)	(1,015,196)
Net loss per share:
Basic and diluted	$(0.34)	$(0.45)	$(0.27)	$(0.25)
	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$3,861,484	$3,570,299	$3,165,770	$3,698,612
Gross profit	2,579,665	2,354,409	2,107,130	2,624,561
Net income (loss)	142,040	11,764	(343,430)	(120,125)
Net income (loss) per share:
Basic and Diluted	$0.04	$0.00	$(0.09)	$(0.03)

(18) Legal Proceedings

On or about September 15, 2006, J. Patrick Mansfield, a former employee of BlueChip, predecessor-in-interest to Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company, filed a complaint against BlueChip and William J. Rynkowski, Jr. (together, the “Defendants”), BlueChip’s then-current chief executive officer and a current employee and director of the Company, with the Massachusetts Superior Court for Essex County (Civil Action No. 6-1756), asserting among other things breach of contract, violations of the Massachusetts Weekly Payment of Wages Act, breach of fiduciary duty, intentional misrepresentation, and breach of covenant of good faith and fair dealing for the alleged failure of Defendants to pay wages allegedly owed to Mr. Mansfield, the alleged failure of Defendants to acknowledge Mr. Mansfield’s alleged ownership interest in BlueChip and the alleged improper termination of Mr. Mansfield’s employment.

While management currently believes that resolving the aforementioned legal matter will not have a material adverse impact on the Company’s financial position, the litigation noted above is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

OMTOOL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Subsequent Event

On March 6, 2007, the Board of Directors of the Company committed to a plan of cost reductions pursuant to which the Company’s workforce will be reduced by approximately fourteen (14) positions. The Company communicated this decision to affected employees on March 12 and 13, 2007.

The estimated amount of the costs expected to be incurred in connection with the plan of termination is approximately $105,000, consisting primarily of one-time employee severance costs. The Company anticipates that approximately $50,000 of the costs incurred in connection with the plan of termination will result in cash expenditures following the first quarter of 2007.