Form 10-Q
period 2007-03-31
OMTOOL LTD
filed 2007-05-15
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐   No  ☒

There were 4,539,706 shares of the Company’s common stock, par value $0.01, outstanding on May 11, 2007.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,109,908	$5,469,366
Accounts receivable, net of reserves of $28,000 at March 31, 2007 and $14,000 at December 31, 2006, respectively	2,107,013	2,100,266
Unbilled accounts receivable	500,510	677,624
Inventory	180,289	111,389
Prepaid expenses and other current assets	432,448	491,483
Total current assets	7,330,168	8,850,128
Property and equipment, net	1,472,694	1,525,028
Goodwill	1,883,096	1,776,051
Intangible assets, net	1,657,914	1,785,000
Unbilled accounts receivable, long-term	404,879	424,469
Other assets	55,168	66,730
Total assets	$12,803,919	$14,427,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,874,655	$2,069,727
Accrued liabilities	1,844,571	1,521,644
Deferred revenue, current	4,581,292	4,026,773
Capital lease obligations	421,088	442,438
Amount due to seller	—	562,090
Note payable, current	608,004	467,695
Total current liabilities	9,329,610	9,090,367
Long term liabilities:
Deferred rent	467,000	498,348
Deferred revenue, long-term	606,943	436,086
Note payable, long-term	1,075,698	1,216,007
Total liabilities	11,479,251	11,240,808

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,743,209 shares at March 31, 2007 and December 31, 2006; Outstanding — 4,545,561 shares at March 31, 2007 and 4,432,101 shares at December 31, 2006, respectively	47,432	47,432
Additional paid-in capital	36,673,744	36,668,927
Accumulated deficit	(33,560,443)	(31,608,373)
Treasury stock, at cost, 197,648 shares at March 31, 2007 and 311,108 shares at December 31, 2006	(1,771,449)	(1,858,435)
Accumulated other comprehensive loss	(64,616)	(62,953)
Total stockholders’ equity	1,324,668	3,186,598
Total liabilities and stockholders’ equity	$12,803,919	$14,427,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Software license	$1,047,313	$1,031,819
Hardware and media	462,006	557,400
Service and other	2,323,795	1,747,285

Total revenue	3,833,114	3,336,504

Cost of revenue:
Software license	101,275	31,441
Hardware and media	294,130	345,078
Service and other	1,068,375	713,099

Total cost of revenue	1,463,780	1,089,618

Gross profit	2,369,334	2,246,886

Operating expenses:
Sales and marketing	2,196,729	2,052,207
Research and development	880,081	707,252
General and administrative	996,945	899,942
Restructuring costs	212,802	—

Total operating expenses	4,286,557	3,659,401

Loss from operations	(1,917,223)	(1,412,515)

Interest income	20,488	44,573
Interest expense	(51,037)	(60)

Net loss	$(1,947,772)	$(1,368,002)

Net loss per share:
Basic and diluted	$(0.43)	$(0.34)

Weighted average shares used in per share calculations:
Basic and diluted	4,478,066	4,020,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,947,772)	$(1,368,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,015	32,391
Accounts receivable reserves	14,846	(2,863)
Stock-based compensation	79,285	77,265
Changes in assets and liabilities:
Accounts receivable	(5,338)	(22,174)
Unbilled accounts receivable	196,704	—
Prepaid expenses and other current assets	59,405	4,945
Inventory	(68,900)	31,287
Other assets	11,562	(10,000)
Accounts payable	(196,365)	296,675
Accrued liabilities	321,845	(68,467)
Deferred revenue	723,612	63,119
Deferred rent	(31,348)	—

Net cash used in operating activities	(642,449)	(965,824)

Cash Flows from Investing Activities:
Additional purchase consideration for prior period acquisition	(107,045)	—
Purchases of property and equipment	(20,451)	(374,461)

Net cash used in investing activities	(127,496)	(374,461)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	7,105	9,792
Net proceeds from issuance of restricted common stock	1,287	622
Forfeiture of restricted common stock	(171)	—
Payment for amount due to seller	(562,090)	(15,517)
Principal payments for capital lease obligations	(21,350)	—

Net cash used in financing activities	(575,219)	(5,103)

Exchange rate effect on cash and cash equivalents	(14,294)	11,104

Net decrease in cash and cash equivalents	(1,359,458)	(1,334,284)

Cash and cash equivalents, beginning of period	5,469,366	10,471,272

Cash and cash equivalents, end of period	$4,109,908	$9,136,988
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$8,128	$60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document and information handling solutions that control document lifecycles and simplify the integration of paper and electronic documents in enterprise information systems.  Through the Company’s acquisition of BlueChip Technologies (“BlueChip”) in December 2006, the Company now provides electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market.

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 26, 2007.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Diluted weighted average shares outstanding for the fiscal quarter ended March 31, 2007 and March 31, 2006 exclude 447,055 and 363,142, respectively of potential common shares from stock options and 51,000 shares for a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

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

As of January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  The adoption of FIN 48, did not have a material impact on the Company’s financial position or results of operations for the three months ended March 31, 2007.

During the three months ended March 31, 2007 and March 31, 2006, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(1,947,772)	$(1,368,002)
Foreign currency translation adjustments	(1,663)	7,185
Comprehensive loss	$(1,949,435)	$(1,360,817)

(5) Acquisition

On December 29, 2006, the Company acquired all of the outstanding shares of BlueChip for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip’s principal shareholder (“Seller”), 375,331 shares of the Company’s common stock (valued at $1,478,804), the issuance of vested options to purchase the Company’s common stock in substitution for outstanding BlueChip stock options (valued at $368,090), and direct acquisition costs of $563,838, which consisted primarily of financial advisory, legal and accounting services.  The Company acquired BlueChip in order to strengthen and expand its presence in the healthcare vertical market.

As of December 31, 2006, the $562,090 owed to the Seller of BlueChip was classified in the accompanying consolidated balance sheet as “Amount due to seller.”  This amount was paid in January 2007.

The promissory note that the Company issued to the Seller of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000.  The Company made the first principal and interest payment in April 2007.

Goodwill in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

The changes in the carrying amount of goodwill were as follows:

	Three Month Period Ending March 31, 2007	Twelve Month Period Ending December 31, 2006
Beginning of the period	$1,776,051	$—
Acquisition of BlueChip	—	1,776,051
Additional purchase consideration for BlueChip	107,045	—
End of the period	$1,883,096	$1,776,051

Additional purchase consideration for BlueChip for the three month period ending March 31, 2007 represents direct acquisition costs consisting of legal and accounting services.

Gross carrying amounts and accumulated amortization for each intangible asset class was as follows:

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$46,914	$727,086
Customer contracts and relationships	850,000	70,301	779,699
Trade names	110,000	5,621	104,379
Non-compete agreements	51,000	4,250	46,750
	$1,785,000	$127,086	$1,657,914

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$—	$774,000
Customer contracts and relationships	850,000	—	850,000
Trade names	110,000	—	110,000
Non-compete agreements	51,000	—	51,000
	$1,785,000	$—	$1,785,000

The range of amortization period for identifiable intangible assets is from three to ten years.

The estimated future amortization expense of intangible assets for the nine months ended December 31, 2007 and each of the next five years, thereafter was as follows:

Year ending December 31,
2007	$381,258
2008	376,249
2009	307,265
2010	237,778
2011	196,694
2012	61,176
Thereafter	97,494
Total	$1,657,914

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provide for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors, and officers of the Company.  The aggregate number of shares of common stock that may be issued pursuant to the 1997 Stock Plan is 1,228,570.  Shares issued pursuant to these plans are issued from treasury to the extent they are available.  Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).

The Company incurred stock-based compensation expense for restricted common stock, stock options, and the employee stock purchase plan as follows:

	Three months ended March 31,
	2007	2006
Stock-based compensation expense included in cost of service and other revenue	$2,112	$3,824
Stock-based compensation expense included in operating expenses	77,173	73,441
Total stock-based compensation expense	$79,285	$77,265

The Board of Directors of the Company recently approved the Company’s 2007 Equity Compensation Incentive Plan (the “2007 Plan”), which plan has been submitted for shareholder approval at the annual meeting of the Company’s shareholders to be held on May 22, 2007.  If approved, the 2007 Plan will provide for the issuance of common stock to employees, consultants, directors and officers of the Company much like the 1997 Plan.  The term of the 1997 Plan expired on April 14, 2007 so, if the 2007 Plan is not approved by the Company’s shareholders, the Company generally will no longer have the ability to issue common stock to its employees, consultants, directors, and officers under stock-based compensation plans, other than upon exercise of outstanding options.  If approved, the aggregate number of shares that could be issued pursuant to the 2007 Plan is 500,000.

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant.  In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan.  In accordance with the 1997 Stock Plan, stock options that are canceled or expired are added back to the potential options available for future issuance.  Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period.  The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 5%.  The Company trues-up estimated forfeitures to actual at the end of each reporting period.  The Company did not grant any stock options during the three months ended March 31, 2007 or March 31, 2006.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees.  The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period.  Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period.  The weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.30 for the three months ended March 31, 2007, based upon the following assumptions:

Three Months Ended March 31, 2007
Risk-free interest rate	5.1%
Volatility	57.0%
Expected dividend yield	0.0
Expected life	0.5 Years

We relied on historical information about the Company to determine the expected volatility assumptions.  The expected life is equal to the six-month purchase period.

Restricted Common Stock

The Company sells shares of restricted common stock (“restricted stock”) under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01, and it intends to continue to sell shares of restricted stock in a similar manner under the 2007 Plan, if the 2007 Plan is approved by the Company’s shareholders.  If the 2007 Plan is not approved by the Company’s shareholders, the Company will no longer have the ability to sell shares of restricted stock to its Board of Directors or employees under the stock-based compensation plans because the term of the 1997 Stock Plan expired on April 14, 2007.  The shares of restricted stock vest ratably over a four year service period.  In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share.  Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the four-year vesting period.  Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%.  The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period.  During the three months ended March 31, 2007 and March 31, 2006, the Company sold 128,675 and 62,196 shares of restricted stock, respectively, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued health insurance expense	$258,083	$258,083
Accrued state sales tax	283,295	343,212
Accrued salary and salary-related	639,861	538,224
Accrued professional fees	145,806	154,306
Accrued restructuring costs	148,913	—
Other accrued expenses	368,613	227,819
	$1,844,571	$1,521,644

(8) Capital Lease Obligations

On May 1, 2006, the Company entered into a capital lease agreement in the amount of $491,000 to finance the purchase of furniture and equipment for the Company’s headquarters located in Andover, Massachusetts.  The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments.  The interest rate on the capital lease is 6.2%.  Total interest payments over the life of the lease are estimated to be $99,000.  The lease contains a provision whereby the Company would be required to repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000.  In January 2007, the Company’s cash balance fell below $5,000,000 and therefore as of March 31, 2007 and December 31, 2006, the entire principal balance of $421,088 and $442,438, respectively, may be required to be paid in full and has been classified as a current liability in the accompanying consolidated balance sheets.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip (See Note 5).  The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007.  The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus

(b) one percent.  The Company made a payment of approximately $86,000 in April 2007, consisting of a principal payment of $47,000 and accumulated interest for the three month period ended March 31, 2007, of $39,000.

(10) Restructuring Costs

In March 2007, the Company announced a restructuring of certain of its operations and reduced its workforce by twelve persons.  In addition, ten other positions were eliminated during the first quarter.  As a result of these activities, the Company recorded a pre-tax charge of $212,802 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The charge included $177,630 of severance-related costs associated with a total workforce reduction of approximately twenty-two positions and $35,172 as a result of closing BlueChip’s former headquarters located in Danvers, Massachusetts.

The total cash impact of the restructuring was $212,802; the remaining balance of $148,913 is expected to be paid during the second quarter of fiscal 2007 and has been included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2007.

(11) Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment: software, hardware and media sales, and associated services.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total revenue from international sources was approximately $1,055,000 and $438,000 for the three months ended March 31, 2007 and 2006, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended March 31,
	2007	2006
Total revenue (1)
United States	$2,778,287	$2,898,667
United Kingdom	585,323	171,614
Canada	142,000	175,268
South Africa	212,753	30,653
Rest of World	114,751	60,302
	$3,833,114	$3,336,504

	March 31, 2007	December 31, 2006
Long-lived assets (2)
United States	$5,447,560	$5,549,313
United Kingdom	26,191	27,965
	$5,473,751	$5,577,278

(1) Revenue is attributed to geographic regions based on location of customer.

(2) Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

(12) Legal Proceedings

On or about September 15, 2006, J. Patrick Mansfield, a former employee of BlueChip, predecessor-in-interest to Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company, filed a complaint against BlueChip and William J. Rynkowski, Jr., BlueChip’s then-current chief executive officer and a current employee and director of the Company (together with BlueChip, the “Defendants”), with the Massachusetts Superior Court for Essex County (Civil Action No. 6-1756), asserting among other things breach of contract, violations of the Massachusetts Weekly Payment of Wages Act, breach of fiduciary duty, intentional misrepresentation, and breach of covenant of good faith and fair dealing for the alleged failure of Defendants to pay wages allegedly owed to Mr. Mansfield, the alleged failure of Defendants to acknowledge Mr. Mansfield’s alleged ownership interest in BlueChip, and the alleged improper termination of Mr. Mansfield’s employment.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes.  Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 26, 2007.

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

Business

In March 2007, we announced a restructuring of certain of our operations and reduced our workforce by approximately twelve positions.  Since then, employee attrition and the elimination of additional positions, when combined with the March restructuring and the other operating expense reductions we have made, has resulted in a total decrease of approximately thirty positions and, we believe, an annual savings of approximately $3.6 million.  Our three goals in undertaking these cost reduction measures are: one, to achieve financial results that will enable us to be at or near cash flow break even by the end of fiscal year 2007; two, to enable our sales force to focus on selling our products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

As a result of these cost reduction activities, we recorded a pre-tax charge of $212,802, which charge included $177,630 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.  The total cash impact of the restructuring was $212,802; $63,889 was paid during the quarter ended March 31, 2007 and the remaining balance of $148,913 is expected to be paid during the second quarter of fiscal year 2007 and has been included in accrued liabilities in our consolidated balance sheet as of March 31, 2007.

We have incurred quarterly losses since the quarter ended September 30, 2005 and may continue to incur similar losses during the remainder of fiscal year 2007.

We have remaining challenges to address as we seek to expand our business including: increasing our software license revenue from AccuRoute® sales to help offset declines in our legacy fax business (including the hardware revenue associated with such sales);  expanding our sales in targeted vertical markets, such as legal, healthcare and financial services; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the Americas.  As indicated by our recent operating results, we have invested in direct and indirect sales efforts, as well as marketing efforts, ahead of revenue attributed to these expenses.

In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives.  The strategic and financial options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; or other alternatives.  Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company.

Products

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

Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices, and multi-function peripherals and integrate them with both desktop and enterprise software applications. To address customer needs, our products are modular and scaleable.  As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands.  In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation.

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

We continue to maintain Genidocs and Fax Sr. and earn recurring maintenance revenue from our installed base.  At this time, however, we do not have plans to extend these technologies with new features or new releases.

We resell certain hardware products (such as intelligent fax boards) and media products (such as admission labels and patient wristbands), which we purchase from third-party vendors as a convenience to our customers, who alternatively can opt to obtain hardware and media directly from third-party vendors. We sell support contracts for the software products that we license to our customers and offer certain consulting, training, installation and implementation services for our products.

Products stemming from our acquisition of BlueChip

Our December 2006 acquisition of BlueChip brought us document workflow solutions for the healthcare vertical market, as well as forms processing and document archiving technologies for other vertical markets.  BlueChip also brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our penetration in that market.  We intend to incorporate BlueChip’s forms automation and document archiving functionalities into our AccuRoute product line.

This acquisition will enable us to extend our AccuRoute product line to include the BlueChip solutions for document imaging and workflow systems for hospital admissions and billing functions, as well as BlueChip’s document archive product.  The end result will be a robust suite of products that are well-suited to handle the workflows of healthcare documents.  Omtool’s Healthcare Suite of products includes:

•                  ADT eForms™ - a production system that provides hospitals with on-demand ADT (admissions, discharge, and transfer) electronic forms for registration and patient identification.

•                  eForms Station™ - an electronic forms library that gives immediate access to a hospital’s custom library of electronic and printable forms.

•                  Image-In™ Point of Service - an image capture system that scans images of common non-clinical documents such as insurance cards, driver’s licenses, referral forms, and Health Insurance Portability and Accountability Act notices, and displays them on a desktop paneled window.

•                  Image-In Business - a document and form capture system that converts paper-based business documents to electronic records.

•                  Image-In Clinical - a medical records scan facility that enables users to capture fully the entire patient file after discharge.

•                  Image-In Queue - a document viewer that enables administrators to manage, view, and disseminate electronic documents to the proper departments and/or patient files.

•                  AccuRoute - a document-handling platform that supports distributed document capture for scanning, routing, and archiving medical information throughout the patient service cycle and provides document distribution into the document workflow products found in Omtool’s Healthcare Suite.

•                  ObjectArchive™ - an electronic archive that provides the foundation to securely store information designed, developed, and captured through any of the Omtool Healthcare Suite products.

Vertical Market Focus

Two years ago, we introduced AccuRoute 2.0, our innovative document handling platform for enterprise document routing and managing the distributed capture, processing, distribution, and archiving of both paper and electronic documents.  AccuRoute’s features are horizontal in nature and apply to many different markets, including the legal, healthcare, and financial services vertical markets.  We recently issued an extension to AccuRoute that provides greater functionality in support of the e-filing requirements that are critical to many of our legal customers.  Earlier this year, we announced expanded support for additional litigation and document support systems as we continue to focus on improving the quality of and customer satisfaction with our products.

Our position in document handling in the legal vertical market will continue to be an area of primary focus for us, but in order to grow our business, we will expand on this focus.  Based on our success in the legal vertical market, the industry accolades about AccuRoute that we continue to receive from third parties (including industry experts), and the fact that AccuRoute sales presently represent approximately 80 percent of our software license revenue, we see a large market opportunity for AccuRoute in other vertical market segments.

While we have invested considerable resources to penetrate further the financial services vertical market and we have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in the financial services vertical market, though significant, are longer term opportunities.  Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our continued success in the legal vertical market is in the healthcare vertical market.  Similar to our views on the legal vertical market, and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of capturing the paper documents that are endemic in healthcare systems.

We anticipate that the structure and buying patterns in the healthcare vertical market will present us with more near-term opportunities than the financial services vertical market.  Based on this view, in December 2006, we acquired BlueChip, a privately held provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market.  BlueChip provides complementary value to us through vertical market-specific document workflow solutions for healthcare providers, as well as forms processing and document archiving technologies for other markets.  Moreover, BlueChip brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our penetration in that market.  We intend to incorporate BlueChip forms automation and document archiving functionalities into our AccuRoute product line.

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below.  The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended March 31, 2007	$3,833,114	$(1,947,772)	$1,047,313
Three months ended March 31, 2006	$3,336,504	$(1,368,002)	$1,031,819
Change over same period of prior fiscal year	$496,610	$(579,770)	$15,494
	or 14.9%	or (42.4)%	or 1.5%

During the first three months of 2007 as compared to the first three months of 2006 our revenue increased by approximately $500,000 but our loss increased from approximately $1.4 million to approximately $1.9 million.  Our gross profit for the quarter ended March 31, 2007 increased by approximately $122,000 as compared to the same period in the prior fiscal year due to an increase in service and other revenue from our customers in the healthcare vertical market.   Our operating expenses increased by approximately $500,000 in the first quarter of 2007 as compared to the same quarter in 2006 due to an increase in personnel associated with our acquisition of BlueChip, as well as a restructuring charge of approximately $213,000 resulting from the March 2007 restructuring.

The increase in total revenue of approximately $500,000 during the quarter ended March 31, 2007 as compared to the same period of 2006 was due to the revenue associated with the new customers we gained as a result of our acquisition of BlueChip in December 2006.  The revenue from these customers accounted for approximately $590,000 of our total revenue during the first quarter of fiscal year 2007 and does not include any software license revenue.  The contractual practices that we inherited from BlueChip result in a delay in revenue recognition related to those contracts because they are written in such a way that, when combined with their selling practices, they lack vendor-specific objective evidence (“VSOE”) for all elements in the customers’ orders.  Thus we do not recognize software license revenue until the products we sell to these customers are actually installed and operating at the customer site.  As a result, our order backlog which consists of invoiced and uninvoiced orders received but for which could not recognize revenue, increased by approximately $500,000 from the prior quarter.  We are working towards modifying those practices so that we can take this revenue in a more timely fashion in future quarters.

We experienced a 60% increase in AccuRoute software license revenue due to increased sales in the legal vertical market and a 56% decrease in our legacy fax product line for the quarter ended March 31, 2007 as compared to the same period in the prior fiscal year.  We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and marketing of our legacy fax product has continued to decrease. We experienced an increase in service and other revenue for the quarter ended March 31, 2007 as compared to the same period in the prior fiscal year due primarily to the service and other revenue associated with the new customers that we gained as a result of our acquisition of BlueChip and a 51% increase in support revenue for our AccuRoute product.

Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent, and depreciation are fixed in advance of a particular quarter.  As a result, our costs for sales and marketing, research and development, and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

In the coming months, our primary focus will be to penetrate further vertical and geographic markets through sales and marketing investments, primarily in the healthcare and legal vertical markets.  At the same time, we will continue developing our strategic relationships in those markets, the financial services vertical market, and other vertical markets.  We will continue these efforts through direct sales and our strategic and channel partners, all with the goal of increasing AccuRoute sales opportunities in other vertical markets.

Sales from our European operations, which were in a steady decline for several years, have been relatively flat for the past four quarters.  We remain optimistic that we will see improvements outside the Americas, but for now, we will rely primarily on our U.S. sales organization for our shorter-term growth.  While total revenue from our legacy fax business continues to decline, we expect that the maintenance component of that business will remain stable over time.  The recent stabilization of the maintenance component of our legacy fax business and the continued growth of our AccuRoute business gives us confidence that our planned investments are warranted, as we believe they will produce significant improvements in our financial results over time when combined with our cost savings plan described herein.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended March 31, 2007	$3,833,114	$2,778,287 or 72.5% of Total Revenue	$1,054,827 or 27.5% of Total Revenue
Three months ended March 31, 2006	3,336,504	2,898,667 or 86.9% of Total Revenue	437,837 or 13.1% of Total Revenue
Change from same period of prior fiscal year	$496,610	$(120,380)	$616,990

We have historically derived a majority of our total revenue from sales within the United States.  Revenue from outside of the United States increased by approximately $617,000 during the three months ended March 31, 2007 as compared to the same period in 2006.  This increase is due primarily to the receipt of one software license, service and other order from a customer located in the United Kingdom.  We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets.  However, we expect that, in the short-term, US sales are likely to constitute a greater percentage of revenue than sales outside the US and there can be no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on our business, financial condition, and results of operations.

Our United Kingdom subsidiary, Omtool Europe Limited, transacts business primarily in its local currency.  We then translate results generated by that entity into United States dollars and consolidate them with our domestic results for reporting purposes.  As we sell our products to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations.  We manage our foreign currency exchange exposure by monitoring our net monetary position using natural hedges of our assets and liabilities denominated in local currencies.  There can be no assurance that this policy will eliminate all foreign currency exchange exposure.  Foreign currency exposure has not been material to our financial position or results of operations to date.  If the volume of our business denominated in foreign currencies increases, we may be required to use derivatives to hedge foreign currency exposure.

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed customer base.  We are pursuing sales opportunities through our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products.  However, as shown in the following table, in recent periods, more of our sales resources have been focused on the direct model and we have consequently derived a significant portion of our revenue from direct sales:

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended March 31, 2007	$1,509,319	$429,958	28.5%
Three months ended March 31, 2006	$1,589,219	$571,281	35.9%
Change from same period of prior fiscal year	$(79,900)	$(141,323)	(7.4)%
	or (5.0)%	or (24.7)%

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

Revenue Recognition and Accounts Receivable Reserves.   We derive our revenue primarily from two sources: (i) product revenue, which includes software license, hardware, and media revenue, and (ii) service and support revenue, which includes software maintenance and support, installation, implementation, training, and consulting revenue.  We license our software products on a perpetual basis.  We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers.  Our resellers order products from us based on purchase orders received from end-users and do not order stock.  We generally sell our products to resellers and directly to end-users without any specifically stated rights of return.  Occasionally, however, in our sole discretion, we will accept a product return if the end-user finds that the product does not fit its needs.  We sell hardware and media products, which are provided by a third-party, at cost plus an additional mark-up, directly to end-users and, in the case of hardware, indirectly through resellers as well.  The hardware products that we resell are not functional without our software.  To support our software products, we sell software maintenance and support, installation, implementation, training, and consulting services directly to end-users and indirectly through resellers.

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

We recognize revenue from the sale of software products, hardware and media to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and there are no uncertainties regarding customer acceptance.  We maintain a reserve for potential product returns.  We sell monthly, annual, and multiple-year maintenance contracts and the associated revenue is recognized over the term of the related maintenance period, beginning on the date of delivery.  We recognize other service revenue as we perform the associated services.  If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products purchased.  Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.  If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer’s acceptance, then we will recognize revenue at the time of sale, provided that all of the other previously mentioned revenue recognition criteria have been met and the acceptance period is of short duration.

Our transactions frequently involve the sale of software, hardware, and related services under multiple element arrangements.  Revenue under multiple element arrangements is allocated to each element, to the extent VSOE of fair value exists, under the residual method, in accordance with SOP 98-9.  Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements.  Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform.  The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements.  If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue.  To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements.  If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

For our newly acquired suite of products for the healthcare vertical market, we have established VSOE of fair value for our support services but not for the software license or implementation services provided to our customers.  Whenever the software license, implementation services, and support services are sold together, we first allocate revenue to the support services based upon the respective fair value.  The remaining revenue is then allocated to the software license and implementation services.  Recognition of revenue from software licenses sold with implementation services is recognized once the software license has been delivered and the implementation services have been completed and accepted by the customer.

For all sales, we use a binding purchase order, a signed contract, or a credit card authorization as evidence of an arrangement.  Sales through our resellers are evidenced by a master agreement governing the relationship between us and the reseller, together with binding purchase orders on a transaction-by-transaction basis.

At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable.  If a significant portion of a fee is due beyond our normal payment terms, which are thirty to sixty days from invoice date, we account for the fee as not being fixed or determinable.  In these cases, we recognize revenue as the fees become due. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  We review Dunn & Bradstreet credit reports for all of our resellers and adjust our credit limits with those resellers accordingly.  If a particular reseller does not have a favorable report or if we do not have enough credit information to determine whether the reseller is creditworthy then we would typically sell to that reseller on cash on delivery terms.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of payment.

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates.  We also consider the impact of new product introductions, changes in customer demand, and acceptance of our products on the adequacy of these reserves.  Our calculation of the estimated return reserve is based upon (1) an account-specific review of potential returns, where a return probability is known, and (2) an estimate based upon past historical returns as a percentage of revenue.  We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period.  Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable.  We record trade accounts receivable at the invoiced amount and these accounts do not bear interest.  We specifically analyze accounts receivable, historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts.  We review our allowance for doubtful accounts on a monthly basis.  Our calculation of the estimated accounts receivable reserve is also based upon (1) an account-specific review of potential uncollectible accounts, where a bad debt probability is known, and (2) an estimate based upon past historical bad debts as a percentage of accounts receivable.  We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $28,000 and $14,000 at March 31, 2007 and December 31, 2006, respectively.  Both components of calculating the estimated reserve – specific identification and historic experience — are material judgments that we make.  We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially.  The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts as well as sales of our products targeted to the healthcare vertical market that involve both the sale of software and implementation services for which the implementation services have not yet been performed and accepted by the customer.  The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

Software Development Costs.  We consider software development costs for capitalization when technological feasibility is established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.”  We sell software in a market that is subject to rapid technological change, new product introductions, and changing customer needs.  Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete.  The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations.  Therefore, we charge all software development costs to operations in the period incurred.

Goodwill and Intangible Assets.  We account for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill represents the excess of purchase price in a business combination over the fair value of net tangible and intangible assets acquired.  In accordance with SFAS 142, goodwill amounts are not amortized, but rather are tested for impairment at least annually.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years.

We account for intangible assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Intangible assets include customer contracts and relationships, purchased technology, trade names, and non-compete agreements.  The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.  If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We account for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the use of the purchase method of accounting for business combinations.  In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged.  In accordance with SFAS 141, we allocate the purchase price of our business combinations to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development, based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.

Stock Based Compensation.  Effective January 1, 2006, we adopted the provisions of SFAS 123R, using the modified prospective method.  SFAS 123R requires us to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period.  Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date.  Based upon historical information and management’s estimate of future voluntary turnover rates, we have calculated our stock-based compensation expense using an annualized estimated forfeiture rate of 10% for restricted stock and 5% for stock options.  Estimated forfeitures are trued-up to actual forfeitures at the end of each reporting period.

On November 10, 2005, FASB issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in-capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Taxes.   We are required to estimate our income and state sales taxes.  This process involves estimating our actual current tax obligations, while also assessing differences resulting from the different treatment of items for tax and accounting purposes that result in deferred income tax assets and liabilities and accrued state sales tax liabilities.  We include deferred income tax assets and liabilities and accrued state sales tax liabilities in our consolidated balance sheet.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 becomes effective for fiscal years beginning after November 15, 2007.  We will adopt this statement prospectively once it is effective and applicable to us.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

Results of Operations

 The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended March 31,
	2007	2006
Revenue:
Software license	27.3%	30.9%
Hardware and media	12.1	16.7
Service and other	60.6	52.4
Total revenue	100.0	100.0
Cost of revenue:
Software license	2.6	0.9
Hardware and media	7.7	10.3
Service and other	27.9	21.4
Total cost of revenue	38.2	32.6
Gross profit	61.8	67.4
Operating expenses:
Sales and marketing	57.3	61.5
Research and development	23.0	21.2
General and administrative	26.0	27.0
Restructuring costs	5.5	—
Total operating expenses	111.8	109.7
Loss from operations	(50.0)	(42.3)
Interest income	0.5	1.3
Interest expense	(1.3)	0.0
Income tax benefit	0.0	0.0

Net loss	(50.8)%	(41.0)%

Gross margin:
Software license	90.3%	97.0%
Hardware and media	36.3	38.1
Service and other	54.0	59.2

Revenue

Software License.  During the three months ended March 31, 2007, we experienced a slight increase in our software license revenue as compared to the same period in the prior fiscal year, due to a 60% increase in revenue from sales of our AccuRoute product, which was offset in part by a 56% decrease in revenue from sales of our legacy fax products.  We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

During the three months ended March 31, 2007, our software license revenue by product category, as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Freight and Allowances for Returns
Three months ended March 31, 2007	$3,833,114	$1,047,313	$835,715	$219,911	$(8,313)
Three months ended March 31, 2006	$3,336,504	$1,031,819	$521,889	$498,980	$10,950
Change from same period of prior fiscal year	$496,610	$15,494	$313,826	$(279,069)	$(19,263)
	or 14.9%	or 1.5%	or 60.1%	or (55.9)%	or (175.9)%

During the three months ended March 31, 2007, our software license revenue represented a decreased percentage of our total revenue as compared to the same period in 2006 because we could not currently recognize any software license revenue for the products we sell to the customers we gained as a results of the BlueChip acquisition, and we had an increase in service and other revenue as discussed further below.

Software License Revenue as a Percentage of Total Revenue
Three months ended March 31, 2007	27.3%
Three months ended March 31, 2006	30.9%
Change from same period of prior fiscal year	(3.6)%

The results for the three months ended March 31, 2007 and 2006 demonstrate that our software license revenue continues to shift towards our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines and other components of revenue as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended March 31, 2007	79.8%	21.0%
Three months ended March 31, 2006	50.6%	48.4%
Change from same period of prior fiscal year	29.2%	(27.4)%

Hardware and Media.  Hardware and media revenue decreased during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 due to a decrease in sales of our legacy fax products, which sales are the main driver for our hardware revenue.  This decrease was offset in part by the $170,000 of media revenue that we added during the first quarter of fiscal year 2007 as a result of our acquisition of BlueChip.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended March 31, 2007	$462,006	12.1%
Three months ended March 31, 2006	$557,400	16.7%
Change from same period of prior fiscal year	$(95,394)	(4.6)%
	or (17.1)%

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training, installation, and implementation services, increased in the three months ended March 31, 2007 as compared to the same period in the prior fiscal year.  This increase was due primarily to $420,000 of  service and implementation revenue that we added in connection with our December 2006 acquisition of BlueChip.  To a lesser extent, the increase in service revenue for the quarter ended March 31, 2007 as compared to the same period in the prior fiscal year stemmed from a 51% increase in support revenue from our AccuRoute product during those periods.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended March 31, 2007	$2,323,795	60.6%
Three months ended March 31, 2006	$1,747,285	52.4%
Change from same period of prior fiscal year	$576,510	8.2%
	or 33.0%

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe, and other non-U.S. locations, and we continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media, and contracting for product duplication, as well as the amortization of purchased technology.  Cost of software license revenue for the three months ended March 31, 2007 increased as compared to the corresponding period in the previous fiscal year.  This increase is due primarily to the amortization of purchased technology associated with our acquisition of BlueChip, which is being amortized over its estimated future life of five years.  To a lesser extent, cost of software license revenue increased due to a change in the mix of software license products sold, resulting in higher royalty fees.  We may license additional third-party software components in the future and, if that were to happen, we would expect that our cost of software license revenue as a percentage of software license revenue would increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the first quarter of 2007, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Three months ended March 31, 2007	$101,275	90.3%
Three months ended March 31, 2006	$31,441	97.0%
Change from same period of prior fiscal year	$69,834	(6.7)%
	or 222.1%

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products.  During the first quarter of 2007, we incurred decreased costs of hardware revenue due to the decrease in our hardware unit sales.  This decrease was offset in part by our cost of media revenue of approximately $102,000, which cost relates entirely to the media sales that we are now making as a result of our acquisition of BlueChip.  Our hardware and media gross margin percentage decreased during the quarter ended March 31, 2007 as compared to the same period in the prior fiscal year due to an unfavorable change in the mix of particular hardware products that we sold, offset in part by an increase in the gross margin related to media sales, which had a higher gross margin than our hardware sales.  We do not expect significant changes in unit prices for the remainder of 2007.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended March 31, 2007	$294,130	36.3%
Three months ended March 31, 2006	$345,078	38.1%
Change from same period of prior fiscal year	$(50,948)	(1.8)%
	or (14.8)%

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, implementation as well as other miscellaneous customer service-related expenses.  Cost of service and other revenue increased in absolute dollars and the service and other revenue gross margin decreased during the first three months of 2007 compared to the same period in the prior fiscal year.  The increase in absolute dollars and decrease in gross margin is primarily due to the addition of former BlueChip employees in December 2006 to our service department, as well as the hiring of additional employees during the second quarter of fiscal year 2006.  We expect our service and other gross margin to remain relatively consistent on a quarterly basis for the remainder of fiscal year 2007.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended March 31, 2007	$1,068,375	54.0%
Three months ended March 31, 2006	$713,099	59.2%
Change from same period of prior fiscal year	$355,276	(5.2)%
	or 49.8%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses increased in absolute dollars but decreased as a percentage of total revenue in the first quarter of 2007 as compared to the same period in 2006 due to the addition of former BlueChip employees to our sales and marketing departments, which resulted in increased wages and other costs associated with supporting those employees.  During the first quarter of fiscal year 2007 we also increased our marketing program expenditures, including tradeshows, public relations, and collateral as compared to the same period in the prior fiscal year.  These increases in sales and marketing expenses were offset in part by a decrease in commission expense due to the restructuring plan that we adopted in March 2007, as well as changes we made to our sales commission plans.  Sales and marketing expenses as a percentage of total revenue decreased during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 due to our accelerated investment in sales and marketing during the first quarter of 2006.  We expect our sales and marketing expenses to decrease in absolute dollars during the remainder of fiscal year 2007 as a result of our recently adopted restructuring plan.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended March 31, 2007	$2,196,729	57.3%
Three months ended March 31, 2006	$2,052,207	61.5%
Change from same period of prior fiscal year	$144,522	(4.2)%
	or 7.0%

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products, and quality assurance activities.  These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses, and the cost of software development tools.  For the quarter ended March 31, 2007, our research and development expenses increased in absolute dollars and as a percentage of total revenue as compared to the same period in the prior fiscal year, due to an increase in the number of engineers we employed as a result of new hires through our acquisition of BlueChip, which resulted in increased wages and other costs associated with supporting those employees.  This increase in research and development expenses was offset in part by a decrease in consulting expenses resulting from the completion of a consulting project during the first quarter of 2006 and, to a lesser extent, a decrease in recruiting fees.  We expect our research and development expenses to decrease in absolute dollars during the remainder of fiscal year 2007 as a result of our recently adopted restructuring plan, through which we have decreased the number of employees engaged in research and development and decreased consulting costs for research and development services.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended March 31, 2007	$880,081	23.0%
Three months ended March 31, 2006	$707,252	21.2%
Change from same period of prior fiscal year	$172,829	1.8%
	or 24.4%

 General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general, and administrative expenses.  In the most recently completed fiscal quarter, our general and administrative expenses increased as compared to the same period in the prior fiscal year.  The increase in general and administrative expenses is due to an increase in legal and accounting fees related primarily to work associated with public company reporting requirements and a review of our existing commercial and licensing agreements and, to a lesser extent, an increase in consulting expenses associated with our fiscal year-end regulatory filings with the Securities and Exchange Commission (“SEC”).  We expect our general and administrative expenses to decrease in absolute dollars during the remainder of fiscal year 2007 as a result of our recently adopted restructuring plan that reduced the number of employees in the general and administrative department as well as decreased consulting costs.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended March 31, 2007	$996,945	26.0%
Three months ended March 31, 2006	$899,942	27.0%
Change from same period of prior fiscal year	$97,003	(1.0)%
	or 10.8%

Restructuring Costs.  In March 2007, we announced a restructuring of certain of our operations and reduced our workforce by approximately twelve positions.  Since then,  employee attrition and the elimination of additional positions, when combined with the March restructuring and the other operating expense reductions we have made, has resulted in a total decrease of approximately thirty positions and, we believe, an annual savings of approximately $3.6 million.  Our three goals in undertaking these cost reduction measures are: one, to achieve financial results that will enable us to be at or near cash flow break even by the end of fiscal year 2007; two, to enable our sales force to focus on selling products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

As a result of these cost reduction activities, we recorded a pre-tax charge of $212,802, which charge included $177,630 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.  The total cash impact of the restructuring was $212,802; $63,889 was paid during the quarter ended March 31, 2007 and the remaining balance of $148,913 is expected to be paid during the second quarter of fiscal year 2007 and has been included in accrued liabilities in our consolidated balance sheet as of March 31, 2007.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended March 31, 2007	$212,802	5.6%
Three months ended March 31, 2006	$0	0.0%
Change from same period of prior fiscal year	$212,802	5.6%
	or 100.0%

Interest Income and Interest Expense.  Interest income consists primarily of interest income earned on cash and cash equivalent balances.  The decrease in interest income is a result of a lower average investment balance during the first three months of fiscal year 2007 as compared to the first three months of fiscal year 2006.  Interest expense represents the interest associated with the capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the seller of BlueChip.

We expect interest income and interest expense to remain relatively stable for each quarter of the remainder of fiscal year 2007.

	Interest Income	Interest Expense	Interest Income as a Percentage of Total Revenue	Interest Expense as a Percentage of Total Revenue
Three months ended March 31, 2007	$20,488	$(51,037)	0.5%	1.3%
Three months ended March 31, 2006	$44,573	$(60)	1.3%	0.0%
Change from same period of prior fiscal year	$(24,086)	$50,977	(0.8)%	1.3%
	or (54.0)%	or 84,961.7%

Income Tax Benefit.  We did not record an income tax benefit associated with any pre-tax loss for the three months ended March 31, 2007 or 2006 due to uncertainty regarding future taxable income.

Inflation

During the fiscal years ended December 31, 2004, 2005 and 2006 and the three months ended March 31, 2007, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations private sales of securities, and our As of March 31, 2007, we had cash and cash equivalents of $4.1 million and a net working deficit of $2.0 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures, and other liquidity requirements for at least the next twelve months.

	Cash Used In
	Operating Activities	Investing Activities	Financing Activities
Three months ended March 31, 2007	$(642,449)	$(127,496)	$(575,219)
Three months ended March 31, 2006	$(965,824)	$(374,461)	$(5,103)
Change from same period of prior fiscal year	$323,375	$246,965	$(570,116)
	or 33.5%	or 66.0%	or (11,172.2)%

Our operating activities used cash of $642,000 and $966,000 for the three months ended March 31, 2007 and 2006, respectively.  We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion into the financial services and healthcare vertical markets will continue to put pressure on our earnings during the remainder of 2007, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the three months ended March 31, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by an increase in deferred revenue and accrued liabilities, as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of restricted stock shares.

The decrease in accounts payable is primarily due to the payment of financial advisory, legal, and accounting expenses associated with our acquisition of BlueChip.  The increase in deferred revenue is primarily due to the deferral of sales orders for our healthcare customers for which services had not yet been performed and accepted, as well as deferred implementation services for BlueChip which were recorded as deferred revenue for purposes of purchase accounting.  The increase in accrued liabilities is due to the unpaid restructuring charges recorded in the first quarter of 2007 and an increase in accrued wages due to the timing of payroll disbursements.  The increase in depreciation and amortization expense is due to the amortization related to the net identifiable intangible assets recorded in connection with our December 2006 acquisition of BlueChip.  Net cash used during the three months ended March 31,

2006 consisted primarily of net loss from operations and a decrease in accrued liabilities, offset in part by an increase in accounts payable, an increase in deferred revenue, and a decrease in inventory, as well as the non-cash effects of stock-based compensation and depreciation.

Investing activities used cash of $127,000 and $374,000 during the three months ended March 31, 2007 and 2006, respectively.  The primary use of cash for investing activities during the first quarter of 2007 was for additional legal and accounting fees related to our December 2006 acquisition of BlueChip.

The sole use of cash during the first quarter of 2006 was for the purchases of furniture, equipment and construction costs associated with the moving of our headquarters in 2006.

Financing activities used cash of $575,000 and $5,000 during the three months ended March 31, 2007 and March 31, 2006, respectively.  The primary use of cash during the three months ended March 31, 2007 was the $562,090 cash payment made to the Seller of BlueChip as part of the purchase consideration for BlueChip and for the repayment of capital lease obligations.  Cash used during the three months ended March 31, 2006 consisted primarily of the purchase of treasury stock related to sales of restricted stock under our 1997 Stock Plan, offset in part by the net proceeds from the issuance of common stock pursuant to our employee stock purchase program.

Based on our performance for the three months ended March 31, 2007 and current expectations for the remainder of 2007, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, repayment of capital lease obligations, and notes payable.  There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.  The issuance of additional equity or equity-related securities would be dilutive to our stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

The following table represents the approximate amounts of payments due under specified contractual obligations as of March 31, 2007:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations(1,2)	$3,926,001	$646,659	$304,986	$309,164	$2,665,192
Capital lease obligations(3)	491,290	491,290	—	—	—
Note payable(4)	1,930,294	752,404	1,177,890	—	—
Total contractual obligations	$6,347,585	$1,890,353	$1,482,176	$309,164	$2,665,192

(1) Operating lease requirements consist mainly of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom and BlueChip’s former headquarters in Danvers, Massachusetts.  The lease for the Danvers, Massachusetts facility terminates in July 2007 and we do not have any plans to renew the lease.  As of March 31, 2007, we did not have any long-term debt obligations, material commitments for capital expenditures, or other long-term liabilities for which payments are required.

(2) Excludes sublease rental income of $394,000 through February 2011.

(3) The Company entered into a capital lease agreement in the amount of $491,000 on May 1, 2006 to finance the purchase of furniture and equipment for the Company’s headquarters located in Andover, Massachusetts.  The lease, which has a five year term, expires on May 31, 2011 and is payable in 60 equal monthly installments.  The lease contains a provision whereby the Company may be required to repay immediately the outstanding principal balance under the lease should the Company’s cash balance fall below $5.0 million.  In January 2007, the Company’s cash balance fell below $5.0 million and therefore the entire principal balance of $421,088 may be required to be paid in full in 2007.

(4) The note, which was issued to BlueChip’s sole shareholder as part of the consideration for BlueChip, is payable in 36 monthly principal installments of $47,000 plus interest with the first payment made on April 5, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of March 31, 2007, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value.  Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  The Company’s current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary’s local currency.  The Company translates the operating results of its United Kingdom subsidiary into U.S. dollars and consolidates them for reporting purposes.  The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended March 31, 2007.  The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure.  Currently, the Company does not engage in foreign currency hedging activities.

Item 4.  Controls and Procedures

(a)                   Evaluation of disclosure controls and procedures.

As of March 31, 2007 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                  Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements provided in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the inclusion herein of two updated Risk Factors below entitled “We have experienced operating losses and our future operating results are uncertain and difficult to predict,” and “Our common stock is listed on the NASDAQ Capital Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital,” and a new Risk Factor entitled “We are in the process of identifying and analyzing strategic, financial and operating alternatives, and any such alternatives may not lead to the achievement of desired results.”

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  This discussion highlights some of the risks that may affect future operating results.  These are the risks and uncertainties we believe are most important for you to consider.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the following risks or uncertainties actually occurs, our business, financial condition, and operating results would likely suffer.

We have experienced operating losses and our future operating results are uncertain and difficult to predict.   We had an operating loss for the quarter ended March 31, 2007 and for the years ended December 31, 2006 and 2005 and we last recorded an operating profit in the year ended December 31, 2004. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. We do, however, anticipate increases in operating expenses and, together with any pricing pressures, failure to achieve broader market acceptance of our products and decline in the growth rate of the overall United States economy or our industry in particular, we may experience continuing operating losses.

Our AccuRoute product represented 80%, 59%, and 50% of software license revenue for the quarter ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively.  Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and BlueChip products to new customers, as well as our ability to increase product penetration into existing customers.  We expanded our strategic focus to include document routing and distribution software.  To date, we have limited financial and operating data and a limited operating history relevant to this strategy.  Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this strategy.  In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, including the healthcare and financial services vertical markets, in advance of significant related revenue from those markets.  We cannot predict the timing or level of revenue resulting from these investments.  Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct and indirect distribution channel sales both domestically and internationally; our ability to integrate our products and cross-sell our solutions across vertical markets; and our ability to attract and retain key personnel.  As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors.  In that event, the price of our common stock would likely be materially adversely affected.

Our common stock is listed on the Nasdaq Capital Market and any failure to maintain that listing could significantly impair our stock price and our ability to raise future capital.   In November 2006, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that we did not comply with Marketplace Rule 4310(c)(2)(B), which requires issuers on the Nasdaq Capital Market to have (i) a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”); (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  Although we regained compliance with the Stockholders’ Equity Requirement by December 31, 2006, we have again fallen below the $2,500,000 threshold of the Stockholders’ Equity Requirement as of March 31, 2007 and thus are not in compliance with Marketplace Rule 4310(c)(2)(B).  Because we have failed to comply with the Stockholders’ Equity Requirement for two of the three most recently completed fiscal quarters, we may be subject to delisting from the Nasdaq Capital Market and, therefore, we cannot predict our ability to maintain our listing in the future on the Nasdaq Capital Market.  The delisting of our common stock from the Nasdaq Capital Market, if that were to occur, could materially impair stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.  Furthermore, the delisting of our common stock could significantly impair our ability to raise capital should we desire to do so in the future.

We are in the process of identifying and analyzing strategic, financial and operating alternatives, and any such alternatives may not lead to the achievement of desired results.  In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives.  The strategic and financial options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; or other alternatives.  Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company.  The examination of these strategic and financial alternatives requires significant time and attention commitments from our management team and could result in additional expense.  Any strategic and financial options we identify may not be available to us or ultimately consummated.  Any strategic or financial decision will involve risks and uncertainties and present challenges in implementation and integration.  As a result, any such business arrangement may not lead to increased shareholder value.  In addition, any strategic or financial decision could lead to non-recurring or other charges or be dilutive to our current shareholders.

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

OMTOOL, LTD.

May 15, 2007	By:	/s/ Daniel A. Coccoluto
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