Form 10-Q
period 2007-06-30
OMTOOL LTD
filed 2007-08-02
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

There were 4,563,235 shares of the Company’s common stock, par value $0.01, outstanding on July 31, 2007.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2007

CONTENTS

Item Number

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,605,228	$5,469,366
Accounts receivable, net of reserves of $29,000 at June 30, 2007 and $14,000 at December 31, 2006, respectively	1,921,563	2,100,266
Unbilled accounts receivable	464,120	677,624
Inventory	44,956	111,389
Prepaid expenses and other current assets	370,824	491,483
Total current assets	5,406,691	8,850,128
Property and equipment, net	1,417,945	1,525,028
Goodwill	1,883,096	1,776,051
Intangible assets, net	1,530,828	1,785,000
Unbilled accounts receivable, long-term	341,176	424,469
Other assets	55,168	66,730
Total assets	$10,634,904	$14,427,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,222	$2,069,727
Accrued liabilities	1,583,127	1,521,644
Deferred revenue, current	4,427,427	4,026,773
Capital lease obligations	399,338	442,438
Amount due to seller	—	562,090
Note payable, current	561,234	467,695
Total current liabilities	8,011,348	9,090,367
Long term liabilities:
Deferred rent	467,220	498,348
Deferred revenue, long-term	539,614	436,086
Note payable, long-term	982,160	1,216,007
Total liabilities	10,000,342	11,240,808

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,743,209 shares at June 30, 2007 and December 31, 2006; Outstanding — 4,544,902 shares at June 30, 2007 and 4,432,101 shares at December 31, 2006, respectively	47,432	47,432
Additional paid-in capital	36,678,041	36,668,927
Accumulated deficit	(34,374,734)	(31,608,373)
Treasury stock, at cost, 198,307 shares at June 30, 2007 and 311,108 shares at December 31, 2006	(1,641,001)	(1,858,435)
Accumulated other comprehensive loss	(75,176)	(62,953)
Total stockholders’ equity	634,562	3,186,598
Total liabilities and stockholders’ equity	$10,634,904	$14,427,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Software license	$1,281,462	$925,896	$2,328,775	$1,957,715
Hardware and media	593,685	406,667	1,055,691	964,067
Service and other	2,399,955	1,735,993	4,723,750	3,483,278

Total revenue	4,275,102	3,068,556	8,108,216	6,405,060

Cost of revenue:
Software license	107,270	52,000	208,545	83,441
Hardware and media	400,008	269,604	694,138	614,682
Service and other	943,904	881,684	2,012,279	1,594,783

Total cost of revenue	1,451,182	1,203,288	2,914,962	2,292,906

Gross profit	2,823,920	1,865,268	5,193,254	4,112,154

Operating expenses:
Sales and marketing	1,870,215	2,158,993	4,066,944	4,211,200
Research and development	729,681	724,302	1,609,762	1,431,554
General and administrative	854,999	818,486	1,851,944	1,718,428
Restructuring costs	130,648	—	343,450	—

Total operating expenses	3,585,543	3,701,781	7,872,100	7,361,182

Loss from operations	(761,623)	(1,836,513)	(2,678,846)	(3,249,028)

Interest and other income	27,544	44,058	48,032	88,631
Interest expense	(44,498)	(5,042)	(95,535)	(5,102)

Net loss	$(778,577)	$(1,797,497)	$(2,726,349)	$(3,165,499)

Net loss per share:
Basic and diluted	$(0.17)	$(0.45)	$(0.60)	$(0.79)

Weighted average shares used in per share calculations:
Basic and diluted	4,543,300	4,031,512	4,512,000	4,026,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(2,726,349)	$(3,165,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,768	88,248
Accounts receivable reserves	14,892	(641)
Stock-based compensation	170,530	166,854
Changes in assets and liabilities:
Accounts receivable	185,350	(302,883)
Unbilled accounts receivable	296,797	—
Prepaid expenses and other current assets	122,398	(115,606)
Inventory	66,433	(88,767)
Other assets	11,562	(41,568)
Accounts payable	(1,034,061)	356,361
Accrued liabilities	56,380	11,293
Deferred revenue	495,863	172,817
Deferred rent	(31,128)	309,950

Net cash used in operating activities	(1,985,565)	(2,609,441)

Cash Flows from Investing Activities:
Additional purchase consideration for prior period acquisition	(107,045)	—
Purchases of property and equipment	(23,835)	(920,861)

Net cash used in investing activities	(130,880)	(920,861)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	14,950	11,937
Net proceeds from issuance of restricted common stock	1,287	622
Forfeiture of restricted common stock	(230)	—
Purchase of treasury stock	—	(153,267)
Payment for amount due to seller	(562,090)	—
Principal payments for note payable	(140,309)	—
Principal payments for capital lease obligations	(43,100)	(9,826)

Net cash used in financing activities	(729,492)	(150,534)

Exchange rate effect on cash and cash equivalents	(18,201)	35,013

Net decrease in cash and cash equivalents	(2,864,138)	(3,645,823)

Cash and cash equivalents, beginning of period	5,469,366	10,471,272

Cash and cash equivalents, end of period	$2,605,228	$6,825,449
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$79,664	$5,103
Property and equipment purchased under capital lease	$—	$493,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document and information handling solutions that control document lifecycles and simplify the integration of paper and electronic documents in enterprise information systems. As a result of the Company’s acquisition of BlueChip Technologies (“BlueChip”) in December 2006, the Company now provides electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market.

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 26, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the three and six month periods ended June 30, 2007 and June 30, 2006 exclude 432,660 and 357,288, respectively of potential common shares from stock options and 51,000 shares for a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

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

As of January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48, did not have a material impact on the Company’s financial position or results of operations for the three and six months ended June 30, 2007.

During the three and six month periods ended June 30, 2007 and June 30, 2006, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(778,577)	$(1,797,497)	$(2,726,349)	$(3,165,499)
Foreign currency translation adjustments	(13,886)	3,256	(15,549)	10,441
Comprehensive loss	$(792,463)	$(1,794,241)	$(2,741,898)	$(3,155,058)

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

The promissory note that the Company issued to the Seller of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000. The Company made the first principal and interest payment in April 2007 and has made total payments of $204,120, consisting of principal and interest, during the six month period ended June 30, 2007.

Goodwill in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

The changes in the carrying amount of goodwill were as follows:

	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006
Beginning of the period	$1,776,051	$—
Acquisition of BlueChip	—	1,776,051
Additional purchase consideration for BlueChip	107,045	—
End of the period	$1,883,096	$1,776,051

Additional purchase consideration for BlueChip for the six month period ending June 30, 2007 represents direct acquisition costs consisting of legal and accounting services.

Gross carrying amounts and accumulated amortization for each intangible asset class was as follows:

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$93,828	$680,172
Customer contracts and relationships	850,000	140,602	709,398
Trade names	110,000	11,242	98,758
Non-compete agreements	51,000	8,500	42,500
	$1,785,000	$254,172	$1,530,828

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$—	$774,000
Customer contracts and relationships	850,000	—	850,000
Trade names	110,000	—	110,000
Non-compete agreements	51,000	—	51,000
	$1,785,000	$—	$1,785,000

The amortization period for identifiable intangible assets ranges from three to ten years.

The estimated future amortization expense of identifiable intangible assets for the six months ended December 31, 2007 and each of the next five years, thereafter is as follows:

Year ending December 31,
2007	$254,172
2008	376,249
2009	307,265
2010	237,778
2011	196,694
2012	61,176
Thereafter	97,494
Total	$1,530,828

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provide for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors, and officers of the Company. The 1997 Stock Plan expired on April 14, 2007. The Company’s 2007 Equity Compensation Incentive Plan (the “2007 Plan”) was approved by the board of directors at the annual meeting of the Company’s shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000. As of June 30, 2007, no shares had been issued under the 2007 Plan. Shares issued pursuant to these plans are issued from treasury to the extent they are available. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).

The Company incurred stock-based compensation expense for restricted common stock, stock options, and the employee stock purchase plan as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense included in cost of service and other revenue	$2,615	$3,220	$4,727	$7,044
Stock-based compensation expense included in operating expenses	88,630	86,369	165,803	159,810
Total stock-based compensation expense	$91,245	$89,589	$170,530	$166,854

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan, 1997 Stock Plan and 2007 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company’s Board of Directors voted that no further options would be granted under the Company’s 1996 Stock Option Plan. The 1997 Stock Plan expired on April 14, 2007, and no further options will be granted under the 1997 Stock Plan. In accordance with the and 2007 Plan, stock options granted under the 2007 Plan that are canceled or expired are added back to the potential options available for future issuance. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 5%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. The Company did not grant any stock options during the six months ended June 30, 2007 or June 30, 2006.  During the six months ended June 30, 2007, 5,196 shares of common stock were exercised.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period. The weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.32 for the six months ended June 30, 2007, based upon the following assumptions:

Six Months Ended June 30, 2007
Risk-free interest rate	5.1%
Volatility	57.0%
Expected dividend yield	0.0
Expected life	0.5 Years

We relied on historical information about the Company to determine the expected volatility assumptions. The expected life is equal to the six-month purchase period.

In July 2007, the Company terminated the ESPP.

Restricted Common Stock

The Company previously sold shares of restricted common stock (“restricted stock”) under the Company’s 1997 Stock Plan, to certain directors and employees of the Company at a price per share of $0.01. The 1997 Stock Plan expired on April 14, 2007. The Company intends to continue to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest ratably over a four year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the four-year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. During the six months ended June 30, 2007 and June 30, 2006, the Company sold 128,675 and 62,196 shares of restricted stock, respectively, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued health insurance expense	$291,881	$258,083
Accrued state sales tax	304,980	343,212
Accrued salary and salary-related	580,418	538,224
Accrued professional fees	170,125	154,306
Accrued restructuring costs	57,540	—
Other accrued expenses	178,183	227,819
	$1,583,127	$1,521,644

(8) Capital Lease Obligations

On May 1, 2006, the Company entered into a capital lease agreement in the amount of $491,000 to finance the purchase of furniture and equipment for the Company’s headquarters located in Andover, Massachusetts. The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments. The interest rate on the capital lease is 6.2%. Total interest payments over the life of the lease are estimated to be $99,000. The lease contains a provision whereby the Company is required to repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000. In January 2007, the Company’s cash balance fell below $5,000,000 and therefore as of June 30, 2007 and December 31, 2006, the entire principal balance of $399,338 and $442,438, respectively, may be required to be paid in full and has been classified as a current liability in the accompanying consolidated balance sheets.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip (See Note 5). The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the six month period ended June 30, 2007, the Company made total payments of approximately $204,000, consisting of principal payments totaling $140,000 and accumulated interest of $64,000.

(10) Restructuring Costs

Since March 2007, the Company has reduced its headcount by thirty-one positions consisting of twelve positions that were eliminated in a March 2007restructuring of certain operations, four positions that were eliminated in a restructuring that the Company initiated in May 2007 and an additional fifteen positions that were eliminated due to non-replaced employee attrition.

As a result of these cost reduction activities, the Company recorded a pre-tax charge during the three and six month periods ended June 30, 2007 of $130,648 and $343,450, respectively. The total restructuring charge for the first half of fiscal 2007 included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters. The total cash impact of the restructuring was $343,450; of which $285,910 was paid during the six months ended June 30, 2007 and the remaining balance of $57,540 is expected to be paid during the third quarter of fiscal year 2007 and has been included in accrued liabilities in our consolidated balance sheet as of June 30, 2007.

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

Total revenue from international sources was approximately $734,000 and $1,789,000 for the three months and six months ended June 30, 2007 and $512,000 and $950,000 for the three and six months ended June 30, 2006, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenue(1)
United States	$3,589,516	$2,556,467	$6,367,803	$5,455,134
United Kingdom	132,225	164,692	717,548	336,306
Canada	248,258	177,715	390,258	352,983
South Africa	134,175	50,884	346,928	81,537
Rest of World	170,928	118,798	285,679	179,100
	$4,275,102	$3,068,556	$8,108,216	$6,405,060

	June 30, 2007	December 31, 2006
Long-lived assets(2)
United States	$5,203,478	$5,549,313
United Kingdom	24,735	27,965
	$5,228,213	$5,577,278

(1)             Revenue is attributed to geographic regions based on location of customer.

(2)             Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

(12) Legal Proceedings.

On or about September 15, 2006, J. Patrick Mansfield, a former employee of BlueChip, predecessor-in-interest to Omtool Healthcare, LLC, a wholly-owned subsidiary of the Company, filed a complaint against BlueChip and William J. Rynkowski, Jr., BlueChip’s then-current chief executive officer and a current employee and director of the Company (together with BlueChip, the “Defendants”), with the Massachusetts Superior Court for Essex County (Civil Action No. 6-1756), asserting among other things breach of contract, violations of the Massachusetts Weekly Payment of Wages Act, breach of fiduciary duty, intentional misrepresentation, and breach of covenant of good faith and fair dealing for the alleged failure of Defendants to pay wages allegedly owed to Mr. Mansfield, the alleged failure of Defendants to acknowledge Mr. Mansfield’s alleged ownership interest in BlueChip, and the alleged improper termination of Mr. Mansfield’s employment. On or about June 7, 2007, Mr. Mansfield and the Defendants entered into a full settlement and release of claims that imposed no financial obligation on the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 26, 2007.

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

Business

In March 2007, we announced a restructuring of certain of our operations and reduced our workforce by twelve positions. In May 2007, we reduced our workforce by an additional four positions. Since March 2007, employee attrition and the elimination of additional positions has resulted in a reduction of fifteen positions which when combined with the actions taken pursuant to our March restructuring plan and other operating expense reductions, has resulted in a total decrease of thirty-one positions and, we believe, an annual savings of approximately $4.0 million from first quarter 2007 expense levels. Our three goals in undertaking these cost reduction measures and restructuring our operations are: one, to achieve financial results that will enable us to be at or near cash flow break even by the end of fiscal year 2007; two, to enable our sales force to focus on selling our products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

On August 2, 2007, our common stock was delisted from The Nasdaq Capital Market (“Nasdaq”) for our failure to comply with Nadaq’s continued listing requirements. Immediately thereafter, our common stock was quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. Our common stock may, in the future, also be quoted on the Over-the-Counter Bulletin Board, which is maintained by the National Association of Securities Dealers (the “NASD”), provided that a market maker in our common stock files the appropriate application with, and such application is cleared by, the NASD. We anticipate disclosing further trading venue information for our common stock once such information becomes available. The trading of our stock on the Pink Sheets makes our stock significantly less liquid and may affect its value and could significantly impair our ability to raise capital in the future should we choose to do so.

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

In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives. The strategic and financial options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; or other alternatives. We have engaged the investment banking firm of America’s Growth Capital to assist us with the exploration of strategic and financial alternatives. Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company.

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

Our Genidocs product is a client/server messaging application that enables users to deliver documents — with comprehensive security and tracking — through the Internet to external parties. Genidocs offers the security features and functionality of traditional, paper-based communications with the speed, efficiency, and cost advantages of electronic communications.

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

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended June 30, 2007	$4,275,102	$(778,577)	$1,281,462
Three months ended June 30, 2006	$3,068,556	$(1,797,497)	$925,896
Change over same period of prior fiscal year	$1,206,546 or 39.3%	$1,018,920 or 56.7%	$355,566 or 38.4%

Six months ended June 30, 2007	$8,108,216	$(2,726,349)	$2,328,775
Six months ended June 30, 2006	$6,405,060	$(3,165,499)	$1,957,715
Change over same period of prior fiscal year	$1,703,156 or 26.6%	$439,150 or 13.9%	$371,060 or 19.0%

During the first six months of 2007 as compared to the first six months of 2006 our revenue increased by approximately $1.7 million and our loss decreased from approximately $3.2 million to approximately $2.7 million. Our gross profit for the six months ended June 30, 2007 increased by approximately $959,000 as compared to the same period in the prior fiscal year due to an increase in revenue from our customers in the healthcare vertical market.  Our operating expenses increased by approximately $511,000 in the first half of 2007 as compared to the same period in 2006 due to a restructuring charge of approximately $343,000 resulting from our restructuring plan adopted in March 2007 as well an increase in personnel during the first half of 2007 associated with our acquisition of BlueChip. We experienced the benefit of some of these cost cutting measures as our net loss decreased from $1,947,772 in the first fiscal quarter of 2007 to $778,577 in the second fiscal quarter of 2007. Total operating expenses excluding restructuring costs decreased by approximately $619,000 over the same period.

The increase in total revenue of approximately $1.7 million during the six months ended June 30, 2007 as compared to the same period of 2006 was primarily due to the increase in AccuRoute revenue as well as the revenue associated with the new healthcare customers we gained as a result of our acquisition of BlueChip in December 2006. The revenue from these customers accounted for approximately $1.2 million of our total revenue during the first six months of fiscal year 2007. The contractual practices that we inherited from BlueChip results in a delay in revenue recognition related to those contracts because they are written in such a way that, when combined with their selling practices, they lack vendor-specific objective evidence (“VSOE”) for all elements in the customers’ orders. Thus, we do not recognize software license revenue until the products we sell to these customers are actually installed and operating at the customer site. During the second quarter of fiscal 2007, we fulfilled some customer contracts we entered into during the first quarter of fiscal 2007 and therefore were able to recognize the revenue associated with those orders. As of June 30, 2007, our order backlog which consists of invoiced and uninvoiced orders received but for which could not recognize revenue, was approximately $311,000. We are working towards modifying those practices so that we can take this revenue in a more timely fashion in future quarters.

We experienced a 66% increase in AccuRoute software license revenue due to increased sales in the legal and healthcare vertical markets and a 43% decrease in our legacy fax product line for the six months ended June 30, 2007 as compared to the same period in the prior fiscal year. We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and marketing of our legacy fax product has continued to decrease. We experienced an increase in service and other revenue for the six months ended June 30, 2007 as compared to the same period in the prior fiscal year due to the service and other revenue associated with the new customers that we gained as a result of our acquisition of BlueChip and a 54% increase in support revenue for our AccuRoute product.

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

Sales from our European operations, which were in a steady decline for several years, have increased by 45% during the first six months of 2007 compared to the first six months of 2006. We remain optimistic that we will continue to see improvements outside the Americas, but for now, we will rely primarily on our U.S. sales organization for our shorter-term growth. While total revenue from our legacy fax business continues to decline, we expect that the maintenance component of that business will remain stable over time. The recent stabilization of the maintenance component of our legacy fax business and the continued growth of our AccuRoute business gives us confidence that our planned investments are warranted, as we believe they will produce significant improvements in our financial results over time when combined with our cost savings plan described herein.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended June 30, 2007	$4,275,102	$3,589,516 or 84.0% of Total Revenue	$685,586 or 16.0% of Total Revenue

Three months ended June 30, 2006	$3,068,556	$2,556,467 or 83.3% of Total Revenue	$512,089 or 16.7% of Total Revenue

Change from same period of prior fiscal year	$1,206,546	$1,033,049	$173,497

Six months ended June 30, 2007	$8,108,216	$6,367,803 or 78.5% of Total Revenue	$1,740,413 or 21.5% of Total Revenue

Six months ended June 30, 2006	$6,405,060	$5,455,134 or 85.2% of Total Revenue	$949,926 or 14.8% of Total Revenue

Change from same period of prior fiscal year	$1,703,156	$912,669	$790,487

We have historically derived a majority of our total revenue from sales within the United States. Revenue from outside of the United States increased by approximately $173,000 and $790,000, respectively, during the three and six months ended June 30, 2007 as compared to the same periods in 2006. This increase for the three month period ended June 30, 2007 is due to improved sales bookings while the increase for the six-month period ended June 30, 2007 is due primarily to the receipt of one software license, service and other order from a customer located in the United Kingdom. We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets. However, we expect that in the short-term U.S. sales are likely to constitute a greater percentage of revenue than sales outside the US and there can be no assurance that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on our business, financial condition, and results of operations.

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

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended June 30, 2007	$1,875,147	$536,174	28.6%
Three months ended June 30, 2006	$1,332,563	$719,313	54.0%
Change from same period of prior fiscal year	$542,584	$(183,139)	(25.4) percentage points (“ppt”)
	or 40.7%	or (25.5)%

Six months ended June 30, 2007	$3,384,466	$966,132	28.5%
Six months ended June 30, 2006	$2,921,782	$1,290,594	44.2%
Change from same period of prior fiscal year	$462,684	$(324,462)	(15.7)ppt
	or 15.8%	or (25.1)%

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

Our combined accounts receivable and product returns reserve was $29,000 and $14,000 at June 30, 2007 and December 31, 2006, respectively. Both components of calculating the estimated reserve — specific identification and historic experience — are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive, in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

On November 10, 2005, FASB issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-

capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in-capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Software license	30.0%	30.2%	28.7%	30.6%
Hardware and media	13.9	13.2	13.0	15.0
Service and other	56.1	56.6	58.3	54.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	2.5	1.7	2.6	1.3
Hardware and media	9.3	8.8	8.5	9.6
Service and other	22.1	28.7	24.8	24.9
Total cost of revenue	33.9	39.2	35.9	35.8
Gross profit	66.1	60.8	64.1	64.2
Operating expenses:
Sales and marketing	43.7	70.4	50.2	65.7
Research and development	17.1	23.6	19.9	22.4
General and administrative	20.0	26.6	22.8	26.8
Restructuring costs	3.1	0.0	4.2	0.0
Total operating expenses	83.9	120.6	97.1	114.9
Loss from operations	(17.8)	(59.8)	(33.0)	(50.7)
Interest and other income	0.6	1.4	0.6	1.4
Interest expense	(1.0)	(0.2)	(1.2)	(0.1)

Net loss	(18.2)%	(58.6)%	(33.6)%	(49.4)%

Gross profit:
Software license	91.6%	94.4%	91.0%	95.7%
Hardware and media	32.6	33.7	34.2	36.2
Service and other	60.7	49.2	57.4	54.2

Revenue

Software License.  During the three and six months ended June 30, 2007, we experienced an increase in our software license revenue as compared to the same periods in the prior fiscal year, due to an increase in revenue from sales of our AccuRoute product, due in part to the addition of former BlueChip customers, which was offset in part by a decrease in revenue from sales of our legacy fax products.  We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

During the three months and six months ended June 30, 2007, our software license revenue by product category, as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Freight and Allowances for Returns
Three months ended June 30, 2007	$4,275,102	$1,281,462	$1,028,797	$250,004	$2,661
Three months ended June 30, 2006	$3,068,556	$925,896	$600,474	$323,261	$2,161
Change from same period of prior fiscal year	$1,206,546 or 39.3%	$355,566 or 38.4%	$428,323 or 71.3%	$(73,257) or (22.7)%	$500 or 23.1%

Six months ended June 30, 2007	$8,108,216	$2,328,775	$1,864,512	$469,915	$(5,652)
Six months ended June 30, 2006	$6,405,060	$1,957,715	$1,122,363	$822,241	$13,111
Change from same period of prior fiscal year	$1,703,156 or 26.6%	$371,060 or 19.0%	$742,149 or 66.1%	$(352,326) or (42.8)%	$(18,763) or (143.1)%

During the three months and six months ended June 30, 2007, our software license revenue represented a decreased percentage of our total revenue as compared to the same periods in 2006, due primarily to an increase in service and other revenue as discussed further below.

Software License Revenue as a Percentage of Total Revenue
Three months ended June 30, 2007	30.0%
Three months ended June 30, 2006	30.2%
Change from same period of prior fiscal year	(0.2)ppt

Six months ended June 30, 2007	28.7%
Six months ended June 30, 2006	30.6%
Change from same period of prior fiscal year	(1.9)ppt

The results for the three months and six months ended June 30, 2007 and June 30, 2006 demonstrate that our software license revenue continues to shift towards our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines and other components of revenue as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended June 30, 2007	80.3%	19.5%
Three months ended June 30, 2006	64.9%	34.9%
Change from same period of prior fiscal year	15.4ppt	(15.4)ppt

Six months ended June 30, 2007	80.1%	20.2%
Six months ended June 30, 2006	57.3%	42.0%
Change from same period of prior fiscal year	22.8ppt	(21.8)ppt

This shift toward AccuRoute revenue is due primarily to the continued market acceptance of AccuRoute in the legal vertical market and also to the decline in our legacy fax business as well as the increase in revenue from our newly acquired healthcare customers, whose revenue is part of our AccuRoute product line.

Hardware and Media.  Hardware and media revenue increased during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006.  Included in hardware and media revenue for the three and six month periods ended June 30, 2007 is $144,000 and $314,000, respectively, of media revenue that we added during these periods as a result of our acquisition of BlueChip.  The increase in hardware and media revenue for the first half of fiscal year 2007 was due primarily to the addition of the media component of our revenue whereas the increase in the three month period ended June 30, 2007 was due to both the addition of the media component of our revenue and an increase in hardware sales accompanying our legacy fax products, which sales are the main driver for our hardware revenue.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended June 30, 2007	$593,685	13.9%
Three months ended June 30, 2006	$406,667	13.3%
Change from same period of prior fiscal year	$187,018 or 46.0%	0.6ppt

Six months ended June 30, 2007	$1,055,691	13.0%
Six months ended June 30, 2006	$964,067	15.1%
Change from same period of prior fiscal year	$91,624 or 9.5%	(2.1)ppt

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training, and installation services, increased in the three and six month periods ended June 30, 2007 as compared to the same periods in the prior fiscal year.  This increase was due to the addition of service and other revenue that resulted from our December 2006 acquisition of BlueChip, as well as an increase of 57% and 54% for the quarter and six month period ended June 30, 2007, respectively, in support revenue from our AccuRoute product.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended June 30, 2007	$2,399,955	56.1%
Three months ended June 30, 2006	$1,735,993	56.6%
Change from same period of prior fiscal year	$663,962 or 38.3%	(0.5)ppt

Six months ended June 30, 2007	$4,723,750	58.3%
Six months ended June 30, 2006	$3,483,278	54.4%
Change from same period of prior fiscal year	$1,240,472 or 35.6%	3.9ppt

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe, and other non-U.S. locations, and we continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media, and contracting for product duplication, as well as the amortization of purchased technology.  Cost of software license revenue for the three month and six month periods ended June 30, 2007 increased as compared to the corresponding period in the previous fiscal year.  This increase is due primarily to the amortization of purchased technology associated with our acquisition of BlueChip, which is being amortized over its estimated future life of five years.  To a lesser extent, our cost of software license revenue increased due to a change in the mix of software license products sold, resulting in higher royalty fees.  We may license additional third-party software components in the future and, if that were to happen, we would expect that our cost of software license revenue as a percentage of software license revenue would increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the first six months of 2007, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Three months ended June 30, 2007	$107,270	91.6%
Three months ended June 30, 2006	$52,000	94.4%
Change from same period of prior fiscal year	$55,270 or 106.3%	(2.8)ppt

Six months ended June 30, 2007	$208,545	91.0%
Six months ended June 30, 2006	$83,441	95.7%
Change from same period of prior fiscal year	$125,104 or 149.9%	(4.7)ppt

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products.  During the three and six month periods ended June 30, 2007 cost of hardware and media increased and the gross margin decreased as compared to the three and six month periods ended June 30, 2006 due primarily to the costs associated with the media sales that we are now making as a result of our acquisition of BlueChip.  Our hardware and media gross margin percentage decreased during the three and six month periods ended June 30, 2007 as compared to the same periods in the prior fiscal year due to an unfavorable change in the mix of particular hardware products that we sold, offset in part by an increase in the gross margin related to media sales, which had a higher gross margin than our hardware.  We do not expect significant changes in unit prices for the remainder of 2007.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended June 30, 2007	$400,008	32.6%
Three months ended June 30, 2006	$269,604	33.7%
Change from same period of prior fiscal year	$130,404 or 48.4%	(1.1)ppt

Six months ended June 30, 2007	$694,138	34.2%
Six months ended June 30, 2006	$614,682	36.2%
Change from same period of prior fiscal year	$79,456 or 12.9%	(2.0)ppt

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installation as well as other miscellaneous customer service-related expenses.  We experienced an increase in cost of service and other revenue in absolute dollars and gross margin during the three and six month periods ended June 30, 2007 as compared to the same periods in fiscal year 2006.  The increase in absolute dollars is primarily due to the addition of former BlueChip employees in December 2006 to our service department. The increase in gross margin is due to the increase in support income from BlueChip customers.  In addition, the increase in cost of service and other revenue during the second quarter of fiscal year 2007 was offset in part by a reduction in expenses, including wages and recruiting, as a result of our 2007 restructuring.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended June 30, 2007	$943,904	60.7%
Three months ended June 30, 2006	$881,684	49.2%
Change from same period of prior fiscal year	$62,220 or 7.1%	11.5ppt

Six months ended June 30, 2007	$2,012,279	57.4%
Six months ended June 30, 2006	$1,594,783	54.2%
Change from same period of prior fiscal year	$417,496 or 26.2%	3.2ppt

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue in the three and six month periods ending June 30, 2007 as compared to the same periods in 2006 due to a reduction in headcount as a result of our recently completed restructuring plan, which resulted in decreased wage and commission expenses and other costs associated with supporting those employees ,offset in part by the addition of former BlueChip employees to our sales and marketing departments.  We expect our sales and marketing expenses to decrease in absolute dollars for the remainder of fiscal year 2007.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended June 30, 2007	$1,870,215	43.7%
Three months ended June 30, 2006	$2,158,993	70.4%
Change from same period of prior fiscal year	$(288,778) or (13.4)%	(26.7)ppt

Six months ended June 30, 2007	$4,066,944	50.2%
Six months ended June 30, 2006	$4,211,200	65.7%
Change from same period of prior fiscal year	$(144,256) or (3.4)%	(15.5)ppt

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products, and quality assurance activities.  These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses, and the cost of software development tools.  For the three and six months ended June 30, 2007, our research and development expenses increased in absolute dollars as compared to the same periods in the prior fiscal year due to an increase in expenses resulting from new research and development personnel hired through our acquisition of BlueChip.  As a result of our recent restructuring, we expect our research and development expenses to decrease in absolute dollars for the remainder of fiscal year 2007.  Research and development expenses as a percentage of total revenue decreased in both the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, due to an increase in revenue as discussed above.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended June 30, 2007	$729,681	17.1%
Three months ended June 30, 2006	$724,302	23.6%
Change from same period of prior fiscal year	$5,379 or 0.7%	(6.5)ppt

Six months ended June 30, 2007	$1,609,762	19.9%
Six months ended June 30, 2006	$1,431,554	22.4%
Change from same period of prior fiscal year	$178,208 or 12.4%	(2.5)ppt

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general, and administrative expenses.  During the three and six months ended June 30, 2007 our general and administrative expenses increased in absolute dollars but decreased as a percentage of total revenue as compared to the same periods in the prior fiscal year.  The increase in general and administrative expenses is due to an increase in consulting expenses and in legal and accounting fees related primarily to work associated with public company reporting requirements and a review of our existing commercial and licensing agreements.  The decrease in general and administrative expenses as a percentage of total revenue for both periods is due to an increase in revenue.  We expect our general and administrative expenses to decrease in the second half of fiscal year 2007.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended June 30, 2007	$854,999	20.0%
Three months ended June 30, 2006	$818,486	26.7%
Change from same period of prior fiscal year	$36,513 or 4.5%	(6.7)ppt

Six months ended June 30, 2007	$1,851,944	22.8%
Six months ended June 30, 2006	$1,718,428	26.8%
Change from same period of prior fiscal year	$133,516 or 7.8%	(4.0)ppt

Restructuring Costs.  In March 2007, we announced a restructuring of certain of our operations and reduced our workforce by twelve positions.  In May 2007, we reduced our workforce by an additional four positions.  Since March 2007, employee attrition and the elimination of additional positions has resulted in a reduction of fifteen positions and when combined with the actions taken pursuant to our March restructuring plan and other operating expense reductions, has resulted in a total decrease of thirty-one positions and, we believe, an annual savings of approximately $4.0 million from our expense levels during the first quarter of 2007.  Our three goals in undertaking these cost reduction measures and restructuring our operations are: one, to achieve financial results that will enable us to be at or near cash flow break-even by the end of fiscal year 2007; two, to enable our sales force to focus on selling products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

As a result of these cost reduction activities, we recorded a pre-tax charge of $343,450 for the six months ended June 30, 2007, which charge included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.  The total cash impact of the restructuring was $343,450; $285,910 was paid during the six months ended June 30, 2007 and the remaining balance of $57,540 is expected to be paid during the third quarter of fiscal year 2007 and has been included in accrued liabilities in our consolidated balance sheet as of June 30, 2007.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended June 30, 2007	$130,648	3.1%
Three months ended June 30, 2006	$0	0.0%
Change from same period of prior fiscal year	$130,648 or 100.0%	3.1ppt

Six months ended June 30, 2007	$343,450	4.2%
Six months ended June 30, 2006	$0	0.0%
Change from same period of prior fiscal year	$343,450 or 100.0%	4.2ppt

Interest and other Income and Interest Expense.  Interest and other income consists primarily of interest income earned on cash and cash equivalent balances.  The decrease in interest and other income is a result of a lower average investment balance during the first half of fiscal year 2007 as compared to the first half of fiscal year 2006.  Interest expense represents the interest associated with the capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the seller of BlueChip.

We expect interest income and interest expense to remain relatively stable for each quarter of the remainder of fiscal year 2007.

	Interest and Other Income	Interest Expense	Interest and Other Income as a Percentage of Total Revenue	Interest Expense as a Percentage of Total Revenue
Three months ended June 30, 2007	$27,544	$(44,498)	0.6%	(1.0)%
Three months ended June 30, 2006	$44,058	$(5,042)	1.4%	(0.2)%
Change from same period of prior fiscal year	$(16,514) or (37.5)%	$(39,456) or (782.5)%	(0.8)ppt	(0.8)ppt

Six months ended June 30, 2007	$48,032	$(95,535)	0.6%	(1.2)%
Six months ended June 30, 2006	$88,631	$(5,102)	1.4%	(0.1)%
Change from same period of prior fiscal year	$(40,599) or (45.8)%	$(90,433 or (1,772.5)%	(0.8)ppt	(1.1)ppt

Inflation

During the fiscal years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations and private and public sales of securities.  As of June 30, 2007, we had cash and cash equivalents of $2.6 million and a net working deficit of $2.6 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures, and other liquidity requirements for at least the next twelve months.

	Cash Used In
	Operating Activities	Investing Activities	Financing Activities
Six months ended June 30, 2007	$(1,985,565)	$(130,880)	$(729,492)
Six months ended June 30, 2006	$(2,609,441)	$(920,861)	$(150,534)
Change from same period of prior fiscal year	$623,876 or 23.9%	$789,981 or 85.8%	$(578,958) or (384.6)%

Our operating activities used cash of $2.0 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.  We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings during the remainder of 2007, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the six months ended June 30, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by an increase in deferred revenue, a decrease in unbilled accounts receivable as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of restricted stock shares.

The decrease in accounts payable is primarily due to the payment of financial advisory, legal, and accounting expenses associated with our acquisition of BlueChip as well as the timing of other vendor payments.  The increase in deferred revenue is primarily due to deferred implementation services for BlueChip customers that were recorded as deferred revenue for purposes of purchase accounting, as well as the deferral of sales orders for our healthcare customers for which services had not yet been performed and accepted.  The decrease in unbilled accounts receivable is due to the fulfillment of contracts that had not been completed by BlueChip prior to our acquisition.  The increase in depreciation and amortization expense is due to the amortization related to the net identifiable intangible assets recorded in connection with our December 2006 acquisition of BlueChip.

Net cash used during the six months ended June 30, 2006 consisted primarily of net loss from operations and an increase in accounts receivable, inventory, prepaids and other current assets, offset in part by an increase in accounts payable, deferred rent and deferred revenue as well as the non-cash effects of stock-based compensation and depreciation.

Investing activities used cash of $131,000 and $921,000 during the six months ended June 30, 2007 and 2006, respectively.  The primary use of cash for investing activities during the first six months of 2007 was for additional legal and accounting fees related to our December 2006 acquisition of BlueChip.  The sole use of cash during the first six months of 2006 was for the purchases of furniture, equipment and construction costs associated with the moving of our headquarters in 2006.

Financing activities used cash of $729,000 and $151,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.  The primary use of cash during the six months ended June 30, 2007 consisted of the $562,000 cash payment and $140,000 for principal payments made to the Seller of BlueChip as part of the purchase consideration for BlueChip and for the repayment of capital lease obligations.  Cash used during the six months ended June 30, 2006 consisted primarily of the purchase of stock from an unaffiliated stockholder.

Based on our performance for the six months ended June 30, 2007 and current expectations for the remainder of 2007, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next twelve months.  We expect that principal uses of cash will be for operations, repayment of capital lease obligations, and notes payable.  While there can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all.  The issuance of additional equity or equity-related securities would be dilutive to our stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

The following table represents the approximate amounts of payments due under specified contractual obligations as of June 30, 2007:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations(1,2)	$3,713,747	$510,652	$310,492	$302,472	$2,590,131
Capital lease obligations(3)	461,812	461,812	—	—	—
Note payable(4)	1,745,643	734,545	1,011,098	—	—
Total contractual obligations	$5,921,202	$1,707,009	$1,321,590	$302,472	$2,590,131

(1)             Operating lease requirements consist mainly of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom and BlueChip’s former headquarters in Danvers, Massachusetts.  The lease for the Danvers, Massachusetts facility terminated on July 31, 2007.  As of June 30, 2007, we did not have any long-term debt obligations, material commitments for capital expenditures, or other long-term liabilities for which payments are required.

(2)             Excludes sublease rental income of $369,000 through February 2011.

(3)             The Company entered into a capital lease agreement in the amount of $491,000 on May 1, 2006 to finance the purchase of furniture and equipment for the Company’s headquarters located in Andover, Massachusetts.  The lease, which has a five year term, expires on May 31, 2011 and is payable in 60 equal monthly installments.  The lease contains a provision whereby the Company may be required to repay immediately the outstanding principal balance under the lease should the Company’s cash balance fall below $5.0 million.  In January 2007, the Company’s cash balance fell below $5.0 million and therefore the entire principal balance of $399,338 may be required to be paid in full in 2007.

(4)             The note, which was issued to BlueChip’s sole shareholder as part of the consideration for BlueChip, is payable in 36 monthly principal installments of $47,000 plus interest.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.  As of June 30, 2007, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All of

the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value.  Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  The Company’s current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary’s local currency.  The Company translates the operating results of its United Kingdom subsidiary into U.S. dollars and consolidates them for reporting purposes.  The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended June 30, 2007.  The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies.  There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure.  Currently, the Company does not engage in foreign currency hedging activities.

Item 4.  Controls and Procedures

(a)             Evaluation of disclosure controls and procedures.

As of June 30, 2007 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)            Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements provided in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  We updated those risk factors in connection with our filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, other than the inclusion herein of two updated Risk Factors below entitled “We have experienced operating losses and our future operating results are uncertain and difficult to predict,” and “Our common stock has been delisted from The Nasdaq Capital Market which has made our stock significantly less liquid and may affect its value and could significantly impair our ability to raise capital.”

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

We have experienced operating losses and our future operating results are uncertain and difficult to predict.   We had an operating loss for the quarter ended June 30, 2007 and for the years ended December 31, 2006 and 2005 and we last recorded an operating profit in the year ended December 31, 2004. As of June 30, 2007, we had cash and cash equivalents of $2.6 million and a net working deficit of $2.6 million. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. We do, however, anticipate increases in operating expenses and, together with any pricing pressures, failure to achieve broader market acceptance of our products and decline in the growth rate of the overall United States economy or our industry in particular, we may experience continuing operating losses.

Our AccuRoute product represented 80%, 59%, and 50% of software license revenue for the quarter ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and BlueChip products to new customers, as well as our ability to increase product penetration into existing customers. We expanded our strategic focus to include document routing and distribution software. To date, we have limited financial and operating data and a limited operating history relevant to this strategy. Accordingly, it is difficult to evaluate the prospects for the level of acceptance of this strategy. In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, including the healthcare and financial services vertical markets, in advance of significant related revenue from those markets. We cannot predict the timing or level of revenue resulting from these investments. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct and indirect distribution channel sales both domestically and internationally; our ability to integrate our products and cross-sell our solutions across vertical markets; and our ability to attract and retain key personnel. As a result, it is possible that in the future, our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

Our common stock has been delisted from The Nasdaq Capital Market which has made our stock significantly less liquid and may affect its value and could significantly impair our ability to raise capital.   Prior to August 2, 2007, our common stock was listed on The Nasdaq Capital Market (“Nasdaq”). Effective August 2, 2007, our common stock was delisted from Nasdaq as a result of our failure to comply with Marketplace Rule 4310(c)(2)(B), which requires issuers on Nasdaq to have (i) a minimum of $2,500,000 in stockholders’ equity; (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Our common stock is currently being traded over-the-counter through the Pink Sheets electronic quotation service. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the trading of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

Our business could be adversely affected if we were unable to comply fully with existing and future corporate governance requirements.  We are subject to numerous corporate governance requirements and, in particular, under current regulations, we will be required to furnish the management report on internal control over financial reporting as part of our annual report for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of complying with Section 404 is expensive and time-consuming and requires significant management attention. Because our limited financial and managerial resources are focused on the pursuit of strategic and financial alternatives and company operations, it is possible that we will be unable to comply fully with Section 404 and other corporate governance requirements. If we are unable to comply fully with these requirements, our business and the trading price and liquidity of our common stock would likely be adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on Tuesday, May 22, 2007 at our offices at 6 Riverside Drive, Andover, Massachusetts. The first of the two matters voted upon was the election of each of Richard D. Cramer and William J. Rynkowski, Jr. as a Class I director of the Company. The terms of office of Robert L. Voelk, Martin A. Schultz, Arnold E. Ditri, William J. Drummey and James P. O’Halloran continued after the meeting.

  The tabulation with respect to each nominee for Class I director is as set forth below:

Nominee	Number of Votes For	Number of Votes Withheld	Number of Abstentions	Number of Broker non- votes
Richard D. Cramer	3,568,745	34,352	N/A	0
William J. Rynkowski, Jr.	3,570,059	33,038	N/A	0

The second of the two matters voted upon at our Annual Meeting of Stockholders was the approval of our 2007 Equity Compensation Incentive Plan (the “2007 Plan”). The tabulation with respect to the approval of the 2007 Plan is as set forth below:

Number of Votes For	Number of Votes Withheld	Number of Abstentions	Number of Broker non- votes
1,380,766	57,330	3,914	2,161,087

Item 5.  Other Information

Effective August 2, 2007, our common stock was delisted from Nasdaq as a result of our failure to comply with Marketplace Rule 4310(c)(2)(B), which requires issuers on Nasdaq to have (i) a minimum of $2,500,000 in stockholders’ equity; (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Our common stock is currently being traded over-the-counter through the Pink Sheets electronic quotation service.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the time period covered by this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

Exhibits

10.1

Letter Agreement regarding Change of Control Severance Eligibility, dated April 11, 2007, by and among Omtool, Ltd. and Karen Cummings (filed as Exhibit 10.1 to Omtool, Ltd.’s Current Report on 8-K filed with the Securities and Exchange Commission on April 16, 2007)

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

OMTOOL, LTD.

	By:	/s/ Daniel A. Coccoluto
August 2, 2007		Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

10.1

Letter Agreement regarding Change of Control Severance Eligibility, dated April 11, 2007, by and among Omtool, Ltd. and Karen Cummings (filed as Exhibit 10.1 to Omtool, Ltd.’s Current Report on 8-K filed with the Securities and Exchange Commission on April 16, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.