Form 10-Q
period 2007-09-30
OMTOOL LTD
filed 2007-11-14
CIK 1020579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐   No ☒

There were 4,554,712 shares of the Company’s common stock, par value $0.01, outstanding on November 9, 2007.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2007

CONTENTS

Item Number

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,107,371	$5,469,366
Accounts receivable, net of reserves of $55,000 at September 30, 2007 and $14,000 at December 31, 2006, respectively	2,174,670	2,100,266
Unbilled accounts receivable	459,646	677,624
Inventory	49,958	111,389
Prepaid expenses and other current assets	453,864	491,483
Total current assets	5,245,509	8,850,128
Property and equipment, net	1,348,981	1,525,028
Goodwill	1,883,096	1,776,051
Intangible assets, net	1,403,743	1,785,000
Unbilled accounts receivable, long-term	278,556	424,469
Other assets	296,339	66,730
Total assets	$10,456,224	$14,427,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084,020	$2,069,727
Accrued liabilities	1,719,655	1,521,644
Deferred revenue, current	4,101,649	4,026,773
Capital lease obligations, current	92,879	442,438
Amount due to seller	—	562,090
Note payable, current	561,234	467,695
Total current liabilities	7,559,437	9,090,367
Long term liabilities:
Deferred rent	467,440	498,348
Deferred revenue, long-term	668,282	436,086
Capital lease obligations, long-term	284,299	—
Note payable, long-term	841,851	1,216,007
Total liabilities	9,821,309	11,240,808

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,743,209 shares at September 30, 2007 and December 31, 2006; Outstanding — 4,554,712 shares at September 30, 2007 and 4,432,101 shares at December 31, 2006, respectively	47,432	47,432
Additional paid-in capital	36,681,534	36,668,927
Accumulated deficit	(34,469,448)	(31,608,373)
Treasury stock, at cost, 188,497 shares at September 30, 2007 and 311,108 shares at December 31, 2006	(1,538,259)	(1,858,435)
Accumulated other comprehensive loss	(86,344)	(62,953)
Total stockholders’ equity	634,915	3,186,598
Total liabilities and stockholders’ equity	$10,456,224	$14,427,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Software license	$1,212,104	$1,031,839	$3,540,879	$2,989,554
Hardware and media	514,626	605,273	1,570,317	1,569,340
Service and other	2,381,855	2,003,999	7,105,605	5,487,277

Total revenue	4,108,585	3,641,111	12,216,801	10,046,171

Cost of revenue:
Software license	103,427	60,024	311,972	143,465
Hardware and media	314,006	372,619	1,008,144	987,301
Service and other	888,001	856,000	2,900,280	2,450,783

Total cost of revenue	1,305,434	1,288,643	4,220,396	3,581,549

Gross profit	2,803,151	2,352,468	7,996,405	6,464,622

Operating expenses:
Sales and marketing	1,555,984	1,992,144	5,622,928	6,203,344
Research and development	624,390	664,335	2,234,152	2,095,889
General and administrative	686,590	809,438	2,538,534	2,527,866
Restructuring costs	—	—	343,450	—

Total operating expenses	2,866,964	3,465,917	10,739,064	10,827,099

Loss from operations	(63,813)	(1,113,449)	(2,742,659)	(4,362,477)

Interest and other income	21,504	39,440	69,536	128,071
Interest expense	(40,261)	(8,908)	(135,796)	(14,010)

Net loss	$(82,570)	$(1,082,917)	$(2,808,919)	$(4,248,416)

Net loss per share:
Basic and diluted	$(0.02)	$(0.27)	$(0.62)	$(1.06)

Weighted average shares used in per share calculations:
Basic and diluted	4,557,292	4,013,722	4,526,510	4,021,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(2,808,919)	$(4,248,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,913	158,162
Accounts receivable reserves	41,099	(16,602)
Stock-based compensation	265,484	247,023
Changes in assets and liabilities:
Accounts receivable	(104,274)	(368,818)
Unbilled accounts receivable	363,891	—
Prepaid expenses and other current assets	40,557	(197,642)
Inventory	61,431	(14,856)
Other assets	(229,609)	(41,568)
Accounts payable	(993,118)	274,904
Accrued liabilities	185,413	194,587
Deferred revenue	293,017	596,587
Deferred rent	(30,908)	404,874

Net cash used in operating activities	(2,315,023)	(3,011,765)

Cash Flows from Investing Activities:
Additional purchase consideration for prior period acquisition	(107,045)	—
Purchases of property and equipment	(42,463)	(971,230)

Net cash used in investing activities	(149,508)	(971,230)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	17,974	20,507
Net proceeds from issuance of restricted common stock	1,452	622
Forfeiture of restricted common stock	(305)	—
Purchase of treasury stock	—	(153,332)
Payment for amount due to seller	(562,090)	—
Principal payments for note payable	(280,617)	—
Principal payments for capital lease obligations	(65,260)	(27,342)

Net cash used in financing activities	(888,846)	(159,545)

Exchange rate effect on cash and cash equivalents	(8,618)	37,739

Net decrease in cash and cash equivalents	(3,361,995)	(4,104,801)

Cash and cash equivalents, beginning of period	5,469,366	10,471,272

Cash and cash equivalents, end of period	$2,107,371	$6,366,471
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$125,565	$14,010
Property and equipment purchased under capital lease	$—	$493,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document and information handling solutions that control document lifecycles and simplify the integration of paper and electronic documents in enterprise information systems. As a result of the Company’s acquisition of BlueChip Technologies, Ltd. (“BlueChip”) in December 2006, the Company now also provides electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market.

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 26, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the three and nine month periods ended September 30, 2007 and 2006 exclude 432,660 and 405,000, respectively of potential common shares from stock options and 51,000 shares for a common stock warrant because to include them would have been anti-dilutive for the periods presented given that the Company reported a net loss during these periods.

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

As of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48, did not have a material impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2007.

During the three and nine month periods ended September 30, 2007 and September 30, 2006, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(82,570)	$(1,082,917)	$(2,808,919)	$(4,248,416)
Foreign currency translation adjustments	(11,168)	(1,573)	(23,391)	8,868
Comprehensive loss	$(93,738)	$(1,084,490)	$(2,832,310)	$(4,239,548)

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

On December 31, 2006, the $562,090 owed to the Seller was classified in the accompanying consolidated balance sheet as “Amount due to seller.” This amount was paid in January 2007.

The promissory note that the Company issued to the Seller is payable in thirty-six equal monthly installments of approximately $47,000. The Company made the first principal and interest payment in April 2007 and has made total payments of $379,038, consisting of principal and interest, during the nine month period ended September 30, 2007.

Goodwill in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

The changes in the carrying amount of goodwill were as follows:

	September 30, 2007	December 31, 2006
Beginning of the period	$1,776,051	$—
Acquisition of BlueChip	—	1,776,051
Additional purchase consideration for BlueChip	107,045	—
End of the period	$1,883,096	$1,776,051

Additional purchase consideration for BlueChip for the nine month period ending September 30, 2007 represents direct acquisition costs consisting of legal and accounting services.

Gross carrying amounts and accumulated amortization for each intangible asset class were as follows:

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$140,742	$633,258
Customer contracts and relationships	850,000	210,902	639,098
Trade names	110,000	16,863	93,137
Non-compete agreements	51,000	12,750	38,250
	$1,785,000	$381,257	$1,403,743

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$—	$774,000
Customer contracts and relationships	850,000	—	850,000
Trade names	110,000	—	110,000
Non-compete agreements	51,000	—	51,000
	$1,785,000	$—	$1,785,000

The amortization period for identifiable intangible assets ranges from three to ten years.

The estimated future amortization expense of identifiable intangible assets for the three months ended December 31, 2007 and each of the next five years, thereafter is as follows:

Year ending December 31,
2007	$127,087
2008	376,249
2009	307,265
2010	237,778
2011	196,694
2012	61,176
Thereafter	97,494
Total	$1,403,743

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provide for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code and the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors, and officers of the Company. The 1997 Stock Plan expired on April 14, 2007. The Company’s 2007 Equity Compensation Incentive Plan (the “2007 Plan”) was approved by the board of directors on April 16, 2007 and by the Company’s shareholders at the annual meeting of shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000. As of September 30, 2007, 16,500 shares had been issued under the 2007 Plan. Shares issued pursuant to these plans are issued from treasury to the extent they are available. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).

The Company incurred stock-based compensation expense for restricted common stock, stock options, and the employee stock purchase plan as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense included in cost of service and other revenue	$2,178	$4,267	$6,905	$11,310
Stock-based compensation expense included in operating expenses	92,776	75,902	258,579	235,713
Total stock-based compensation expense	$94,954	$80,169	$265,484	$247,023

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan, 1997 Stock Plan and 2007 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company’s Board of Directors voted that no further options would be granted under the Company’s 1996 Stock Option Plan. As the 1997 Stock Plan has expired, no further options will be granted under the 1997 Stock Plan. In accordance with the 2007 Plan, stock options granted under this plan that are canceled or expired are added back to the potential options available for future issuance. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 2%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. The Company did not grant any stock options during the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, 5,196 shares of common stock were issued upon the exercise of outstanding options.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (“ESPP”) provided for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period. The weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.32 for the nine months ended September 30, 2007, based upon the following assumptions:

Nine months Ended September 30, 2007
Risk-free interest rate	5.1%
Volatility	57.0%
Expected dividend yield	0.0
Expected life	0.5 Years

We relied on historical stock price information to determine the expected volatility assumptions. The expected life is equal to the six-month purchase period.

In July 2007, the Company terminated the ESPP.

Restricted Common Stock

The Company previously sold shares of restricted common stock (“restricted stock”) under the Company’s 1997 Stock Plan, to certain directors and employees of the Company at a price per share of $0.01. The Company has continued to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest as determined by the board of directors, typically over a three- or four-year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the three- or four-year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. During the nine months ended September 30, 2007, the Company sold a total of 145,175 shares of restricted stock, to its Board of Directors and certain employees of the Company at a price per share of $0.01, of which 128,675 shares were issued under the Company’s 1997 Stock Plan, as amended, and 16,500 shares were issued under the 2007 Plan. During the nine months ended September 30, 2006, the Company sold 62,196 shares of restricted stock, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01

The following is a summary of the Company’s nonvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	185,926	$6.58
Granted	145,175	3.02
Vested	(29,825)	7.32
Forfeited	(30,480)	7.47
Nonvested, September 30, 2007	270,796	$4.49

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accrued health insurance expense	$291,881	$258,083
Accrued state sales tax	309,810	343,212
Accrued salary and salary-related	716,026	538,224
Accrued professional fees	146,598	154,306
Other accrued expenses	255,340	227,819
	$1,719,655	$1,521,644

(8) Capital Lease Obligations

On May 1, 2006, the Company entered into a capital lease agreement in the amount of $491,000 to finance the purchase of furniture and equipment for the Company’s headquarters located in Andover, Massachusetts. The lease has a five-year term which expires on May 31, 2011 and is payable in 60 equal monthly installments. The interest rate on the capital lease is 6.2%. Total interest payments over the life of the lease are estimated to be $99,000. The lease contained a provision whereby the Company is required to repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000. In January 2007, the Company’s cash balance fell below $5,000,000. Accordingly, the entire principal balance of the capital lease in the amount of $442,438 was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2006.

On August 6, 2007, the Company entered into an amendment to the aforementioned capital lease that changed the Company’s required minimum cash balance from $5,000,000 to $2,100,000. In addition, on August 30, 2007, the Company entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event the Company’s cash balance falls below $250,000 the Company will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. As of September 30, 2007, the pledged collateral of $250,000 has been classified as “other assets” in the accompanying balance sheet.

As of September 30, 2007, $92,879 has been classified as current capital lease obligations and $284,299 has been classified as long-term capital lease obligations.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the BlueChip Seller in partial consideration of all the outstanding shares of BlueChip (See Note 5). The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the nine month period ended September 30, 2007, the Company made total payments of $379,038, consisting of principal payments totaling $280,617 and accumulated interest of $98,421, based upon an average interest rate of 9.25%.

(10) Restructuring Costs

Since March 2007, the Company has reduced its headcount by thirty-one positions consisting of twelve positions that were eliminated in a March 2007 restructuring of certain operations, four positions that were eliminated in a restructuring that the Company initiated in May 2007, and an additional fifteen positions that were eliminated due to non-replaced employee attrition.

As a result of these cost reduction initiatives, the Company recorded a pre-tax charge during the nine month period ended September 30, 2007 of $343,450, which included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters. The total cash impact of the restructuring was $343,450; and all of these amounts were paid in full during the nine month period ended September 30, 2007.

(11) Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment: software, hardware and media sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Total revenue from international sources was approximately $704,000 and $2,444,000 for the three months and nine months ended September 30, 2007 and $585,000 and $1,535,000 for the three and nine months ended September 30, 2006, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenue(1)
United States	$3,405,061	$3,056,310	$9,772,864	$8,511,444
United Kingdom	218,657	146,129	936,205	482,435
Canada	247,225	133,605	637,483	486,588
South Africa	45,385	210,339	392,313	291,876
Rest of World	192,257	94,728	477,936	273,828
	$4,108,585	$3,641,111	$12,216,801	$10,046,171

	September 30, 2007	December 31, 2006
Long-lived assets(2)
United States	$5,189,733	$5,549,313
United Kingdom	20,982	27,965
	$5,210,715	$5,577,278

(1)             Revenue is attributed to geographic regions based on location of customer.

(2)             Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 26, 2007.

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

Business

In March 2007, we announced a restructuring of certain of our operations that has resulted in a reduction in headcount of thirty-one positions and a reduction in other operating expenses. We are currently experiencing the benefit of these cost cutting measures as our operating expenses decreased by approximately $1.2 million in the third quarter of 2007 compared to the first quarter of 2007 and our net loss decreased from $1.9 million in the first quarter of 2007, to $779,000 in the second quarter and to $83,000 in the third quarter. Our three goals in undertaking these cost reduction measures and restructuring our operations were: one, to achieve financial results that will enable us to be at or near cash flow break even by the end of fiscal year 2007; two, to enable our sales force to focus on selling our products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

Our gains in software license revenue from sales of our flagship product, AccuRoute®, have surpassed the declines in revenue from our legacy fax business and, as a result, our total revenue is growing as compared to last year. While our growing revenue indicates the success of our strategic plan, we still have challenges to address as we seek to expand our business, including expanding our sales in the legal, healthcare and financial services vertical markets; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the Americas. Additionally, we have incurred quarterly losses since the quarter ended September 30, 2005 and may continue to incur similar losses.

On August 2, 2007, our common stock was delisted from The Nasdaq Capital Market (“Nasdaq”) for our failure to comply with Nasdaq’s continued listing requirements. Our common stock is now quoted on the Over the Counter Bulletin Board, a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities, and the Pink Sheets, an electronic quotation service for securities traded over-the-counter. The trading of our stock on the Over the Counter Bulletin Board and the Pink Sheets makes our stock significantly less liquid, and may affect its value and could significantly impair our ability to raise capital in the future should we choose to do so.

In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives. The strategic and financial options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; deregistering as a public company; or other alternatives. We have engaged the investment banking firm of America’s Growth Capital to assist us with the exploration of strategic and financial alternatives. Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company. For example, deregistering as a public company common stock under the Exchange Act could have an adverse effect on the market price of our common stock and would likely mean that there would be less information about us available to shareholders and potential investors than what is currently contained in the periodic reports we file pursuant to the Exchange Act.

Products

AccuRoute, our flagship product, provides faster, more efficient document workflows, while reducing cost, complexity, and the risk of losing documents. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries and sectors (such as legal, financial services, government, and healthcare) that demand secure handling, integration, and tracking of documents in full compliance with a range of regulatory requirements.

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

Our GenifaxTM product is a multi-tiered client/server solution for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, our Genifax product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

Our GenidocsTM product is a client/server messaging application that enables users to deliver documents through the Internet with comprehensive security and tracking to external parties. Genidocs offers the security features and functionality of traditional, paper-based communications with the speed, efficiency, and cost advantages of electronic communications.

Fax Sr., our legacy network fax product, is a client/server software solution for automating and integrating fax communication throughout an enterprise. As an integrated component of an enterprise software system, our Fax Sr. product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

We continue to maintain Genidocs and Fax Sr. and earn recurring maintenance revenue from our installed base, although we have not sold these products in recent periods. At this time, however, we do not have plans to extend these technologies with new features or new releases.

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

Products stemming from our acquisition of BlueChip

Our December 2006 acquisition of BlueChip brought into our product family document workflow solutions for the healthcare vertical market, as well as forms processing and document archiving technologies for other vertical markets. BlueChip also brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our penetration in that market. We are incorporating BlueChip’s forms automation and document archiving functionalities into our AccuRoute product line.

This acquisition has enabled us to extend our AccuRoute product line to include the BlueChip solutions for document imaging and workflow systems for hospital admissions and billing functions, as well as BlueChip’s document archive product. The end result will be a robust suite of products that are well-suited to handle the workflows of healthcare documents. Omtool’s Healthcare Suite of products includes:

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

Vertical Market Focus

Three years ago, we introduced AccuRoute 2.0, our innovative document handling platform for enterprise document routing and managing the distributed capture, processing, distribution, and archiving of both paper and electronic documents. AccuRoute’s features are horizontal in nature and apply to many different markets, including the legal, healthcare, and financial services vertical markets. We recently issued an extension to AccuRoute that provides greater functionality in support of the e-filing requirements that are critical to many of our legal customers. Earlier this year, we announced expanded support for additional litigation and document support systems as we continue to focus on improving the quality of and customer satisfaction with our products. Additionally, we continue to work on integrating our Healthcare Suite of products into our AccuRoute product.

Our position in document handling in the legal vertical market will continue to be an area of primary focus for us, but in order to grow our business, we are expanding on this focus. Based on our success in the legal vertical market, the industry accolades about AccuRoute that we continue to receive from third parties (including industry experts), and the fact that AccuRoute sales presently represent approximately 78 percent of our software license revenue, we see a large market opportunity for AccuRoute in other vertical market segments.

While we have invested considerable resources to penetrate further the financial services vertical market and have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in the financial services vertical market, though significant, are longer term opportunities. Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our continued success in the legal vertical market is in the healthcare vertical market. Similar to our views on the legal vertical market, and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of capturing the paper documents that are endemic in healthcare systems.

We anticipate that the structure and buying patterns in the healthcare vertical market will present us with more near-term opportunities than the financial services vertical market. Based on this view, in December 2006, we acquired BlueChip, a privately held provider of electronic forms automation, document imaging, and object archiving solutions for the healthcare vertical market. BlueChip provides complementary value to us through vertical market-specific document workflow solutions for healthcare providers, as well as forms processing and document archiving technologies for other markets. Moreover, BlueChip brings deep domain expertise and longstanding customer relationships in the healthcare vertical market that will help to accelerate our penetration in that market. We are incorporating BlueChip forms automation and document archiving functionalities into our AccuRoute product line.

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended September 30, 2007	$4,108,585	$(82,570)	$1,212,104
Three months ended September 30, 2006	$3,641,111	$(1,082,917)	$1,031,839
Change over same period of prior fiscal year	$467,474 or 12.8%	$1,000,347 or 92.4%	$180,265 or 17.5%

Nine months ended September 30, 2007	$12,216,801	$(2,808,919)	$3,540,879
Nine months ended September 30, 2006	$10,046,171	$(4,248,416)	$2,989,554
Change over same period of prior fiscal year	$2,170,630 or 21.6%	$1,439,497 or 33.9%	$551,325 or 18.4%

During the first nine months of 2007 as compared to the first nine months of 2006, our revenue increased by approximately $2.2 million and our net loss decreased by approximately $1.4 million from approximately $4.2 million to approximately $2.8 million. Our gross profit for the nine months ended September 30, 2007 increased by approximately $1.5 million as compared to the same period in the prior fiscal year due primarily to an increase in revenue from our customers in the healthcare and legal vertical markets. Despite the costs associated with the additional employees that we added from the BlueChip business, our operating expenses decreased by approximately $88,000 in the first nine months of fiscal 2007 as compared to the same period in 2006, due a reduction in expenses resulting from the restructuring plan adopted during the first quarter of fiscal year 2007. We are experiencing the benefit of our cost cutting measures as our net loss decreased from $1,948,000 in the first quarter of 2007, to $779,000 in the second quarter and to $83,000 in the third quarter. Excluding the restructuring charge, our operating expenses decreased by $431,000 during the nine month period ended September 30, 2007 as compared to the same period in 2006.

The increase in total revenue of approximately $2.2 million during the nine months ended September 30, 2007 as compared to the same period of 2006 was primarily due to the revenue associated with the new healthcare customers we gained as a result of our acquisition of BlueChip in December 2006. The revenue from these customers accounted for approximately $1.9 million of our total revenue during the first nine months of fiscal year 2007. The contractual practices that we inherited from BlueChip result in a delay in revenue recognition for contracts involving the sale of implementation services, because the contracts are written in such a way that, when combined with BlueChip’s selling practices, they lack vendor-specific objective evidence (“VSOE”) for all elements in the customers’ orders. Therefore, we do not recognize software license revenue for products sold pursuant to these contracts until the products are actually installed, implemented and operating at the customer site. During the third quarter of fiscal year 2007, we fulfilled some customer contracts that we entered into during the first half of fiscal year 2007 and therefore were able to recognize the associated revenue. As of September 30, 2007, our order backlog, which consists of invoiced and uninvoiced orders received but for which we could not recognize revenue, was approximately $297,000. We are modifying those contractual practices so that we can book the associated revenue in a more timely fashion in future quarters.

We experienced a 66% increase in AccuRoute software license revenue due to increased AccuRoute sales in the legal and healthcare vertical markets and a 41% decrease in our legacy fax product line for the nine months ended September 30, 2007 as compared to the same period in the prior fiscal year. We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease. We experienced an increase in service and other revenue for the nine months ended September 30, 2007 as compared to the same period in the prior fiscal year due to an increase in support revenue from our AccuRoute product, which was due in part to the addition of new customers that we gained as a result of our acquisition of BlueChip.

Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent, and depreciation costs are fixed in advance of a particular quarter. As a result, the costs we incur for sales and marketing, research and development, and general and administrative could continue to increase as a percentage of our revenue, thereby negatively affecting our operating results.

In the coming months as we continue to explore our strategic alternatives, our primary focus will be to penetrate further vertical and geographic markets through sales and marketing investments, primarily in the healthcare and legal vertical markets. At the same time, we will continue developing our strategic relationships in those markets, the financial services vertical market, and other vertical markets. We will continue these efforts through direct sales and our strategic and channel partners, all with the goal of increasing AccuRoute sales opportunities in other vertical markets.

Sales from our European operations, which were in a steady decline for several years, have increased by 30% during the first nine months of 2007 as compared to the first nine months of 2006. We remain optimistic that we will continue to see improvements outside the Americas, but for now, we will rely primarily on our U.S. sales organization for our shorter-term growth. While total revenue from our legacy fax business continues to decline, the maintenance component of that business has remained stable during the first nine months of fiscal year 2007. This recent stabilization and the continued growth of our AccuRoute business gives us confidence that our planned investments are warranted, as we believe they will produce significant improvements in our financial results over time when combined with our cost savings plan described herein.

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended September 30, 2007	$4,108,585	$3,405,061 or 82.9% of Total Revenue	$703,524 or 17.1% of Total Revenue

Three months ended September 30, 2006	$3,641,111	$3,056,310 or 83.9% of Total Revenue	$584,801 or 16.1% of Total Revenue

Change from same period of prior fiscal year	$467,474 or 12.8%	$348,751	$118,723

Nine months ended September 30, 2007	$12,216,801	$9,772,864 or 80.0% of Total Revenue	$2,443,937 or 20.0% of Total Revenue

Nine months ended September 30, 2006	$10,046,171	$8,511,444 or 84.7% of Total Revenue	$1,534,727 or 15.3% of Total Revenue

Change from same period of prior fiscal year	$2,170,630 or 21.6%	$1,261,420	$909,210

We have historically derived a majority of our total revenue from sales within the United States. Revenue from outside of the United States increased by approximately $119,000 and $909,000, respectively, during the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increase for the three month period ended September 30, 2007 is due to our overall revenue growth, while the increase for the nine month period ended September 30, 2007 is due primarily to new business from a customer located in the United Kingdom that purchased one large software license, a service agreement and other services. We will continue to leverage our AccuRoute base in Europe, as well as our indirect channel relationships in Europe, to focus sales resources on the legal and financial services vertical markets in that region. However, we expect that in the short-term U.S. sales are likely to constitute a greater percentage of revenue than sales outside the U.S. and there can be no assurance that we will be able to increase international sales of our products. The failure to grow our international sales may have a material adverse effect on our business, financial condition, and results of operations.

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

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed customer base. We are pursuing sales opportunities through our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products. However, as shown in the following table, in recent periods, more of our sales resources have been focused on selling directly to customers and we have consequently derived a significant portion of our revenue from direct sales:

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended September 30, 2007	$1,726,730	$481,709	27.9%
Three months ended September 30, 2006	$1,637,112	$561,204	34.3%
Change from same period of prior fiscal year	$89,618 or 5.5%	$(79,495) or (14.2)%	(6.4) percentage points (“ppt”)

Nine months ended September 30, 2007	$5,111,196	$1,447,841	28.3%
Nine months ended September 30, 2006	$4,558,894	$1,851,799	40.6%
Change from same period of prior fiscal year	$552,302	$(403,958)	(12.3) ppt
	or 12.1%	or (21.8)%

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

For our suite of products for the healthcare vertical market that we acquired in the BlueChip acquisition, we have established VSOE of fair value for our support services and installation services but not for the software license or implementation services provided to our customers. Whenever the software license, implementation services, installation services and support services are sold together, we first allocate revenue to the support services and installation services based upon the respective fair value. The remaining revenue is then allocated to the software license and implementation services. Recognition of revenue from software licenses sold with implementation services is recognized once the software license has been delivered and the implementation services have been completed. We are currently working towards establishing VSOE for the implementation services provided to these customers.

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

We maintain reserves for potential product returns and make adjustments to these reserves as needed based on historical product return rates. We also consider the impact of new product introductions, changes in customer demand, and acceptance of our products on the adequacy of these reserves. Our calculation of the estimated return reserve is based upon (1) an account-specific review of potential returns, where a return probability is known; and (2) an estimate based upon past historical returns as a percentage of revenue. We must make and use significant judgments and estimates in connection with establishing the product returns reserve in any accounting period. Material differences may have resulted in the amount and timing of revenue for this or any prior period if we made different judgments or utilized different estimates.

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable. We record trade accounts receivable at the invoiced amount and these accounts do not bear interest. We specifically analyze accounts receivable, historical bad debts, customer creditworthiness, current economic trends, and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. We review our allowance for doubtful accounts on a monthly basis. Our calculation of the estimated accounts receivable reserve is also based upon (1) an account-specific review of potential uncollectible accounts, where a bad debt probability is known; and (2) an estimate based upon past historical bad debts as a percentage of accounts receivable. We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $55,000 and $14,000 at September 30, 2007 and December 31, 2006, respectively. Both components of calculating the estimated reserve — specific identification and historic experience — are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

Stock Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS 123R, using the modified prospective method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Under the modified prospective method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting, thus, prior period financial statements have not been restated. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. Based upon historical information and management’s estimate of future voluntary turnover rates, we have calculated our stock-based compensation expense using an annualized estimated forfeiture rate of 10% for restricted stock and 2% for stock options. Estimated forfeitures are trued-up to actual forfeitures at the end of each reporting period.

On November 10, 2005, FASB issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in-capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

We estimate accrued state sales taxes for each reporting period based on tax rates in effect for the reporting periods in each of the states where we have a potential nexus and for the time period during which we have that nexus. The assumptions and estimates used to determine this liability are subject to change as they are difficult to measure or value. In the event that actual results differ from these estimates, our state sales tax expense could be materially impacted.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Software license	29.5%	28.4%	29.0%	29.8%
Hardware and media	12.5	16.6	12.9	15.6
Service and other	58.0	55.0	58.1	54.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	2.5	1.6	2.5	1.4
Hardware and media	7.7	10.2	8.3	9.8
Service and other	21.6	23.5	23.7	24.4
Total cost of revenue	31.8	35.3	34.5	35.6
Gross profit	68.2	64.7	65.5	64.4
Operating expenses:
Sales and marketing	37.9	54.7	46.0	61.7
Research and development	15.2	18.3	18.3	20.9
General and administrative	16.7	22.2	20.8	25.2
Restructuring costs	0.0	0.0	2.8	0.0
Total operating expenses	69.8	95.2	87.9	107.8
Loss from operations	(1.6)	(30.5)	(22.4)	(43.4)
Interest and other income	0.5	1.0	0.5	1.2
Interest expense	(0.9)	(0.2)	(1.1)	(0.1)

Net loss	(2.0)%	(29.7)%	(23.0)%	(42.3)%

Gross profit:
Software license	91.5%	94.2%	91.2%	95.2%
Hardware and media	39.0	38.4	35.8	37.1
Service and other	62.7	57.3	59.2	55.3

Revenue

Software License.  During the three and nine month periods ended September 30, 2007, we experienced an increase in our software license revenue as compared to the same periods in the prior fiscal year. This increase was due to greater revenue from sales of our AccuRoute product, due in part to the addition of former BlueChip customers, which was offset in part by a decrease in revenue from sales of our legacy fax products. We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

During the three months and nine months ended September 30, 2007, our software license revenue by product category, as compared to the same period in the prior fiscal year was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Freight and Allowances for Returns
Three months ended September 30, 2007	$4,108,585	$1,212,104	$896,444	$299,711	$15,949
Three months ended September 30, 2006	$3,641,111	$1,031,839	$541,872	$491,521	$(1,554)
Change from same period of prior fiscal year	$467,474 or 12.8%	$180,265 or 17.5%	$354,572 or 65.4%	$(191,810) or (39.0)%	$17,503 or 1,126.3%

Nine months ended September 30, 2007	$12,216,801	$3,540,879	$2,760,956	$769,626	$10,297
Nine months ended September 30, 2006	$10,046,171	$2,989,554	$1,664,235	$1,313,763	$11,556
Change from same period of prior fiscal year	$2,170,630 or 21.6%	$551,325 or 18.4%	$1,096,721 or 65.9%	$(544,137) or (41.4)%	$(1,259) or (10.9)%

During the three months ended September 30, 2007, our software license revenue increased as a percentage of total revenue compared to the same period in 2006 due to a 65% increase in sales of our AccuRoute product. During the nine months ended September 30, 2007, our software license revenue represented a slightly decreased percentage of our total revenue as compared to the same period in 2006, due primarily to an increase in service and other revenue as discussed in greater detail below.

Software License Revenue as a Percentage of Total Revenue
Three months ended September 30, 2007	29.5%
Three months ended September 30, 2006	28.3%
Change from same period of prior fiscal year	1.2ppt

Nine months ended September 30, 2007	29.0%
Nine months ended September 30, 2006	29.8%
Change from same period of prior fiscal year	(0.8)ppt

The results for the three months and nine months ended September 30, 2007 and September 30, 2006 demonstrate that our software license revenue continues to shift toward our AccuRoute product, as displayed in the table below, which summarizes revenue from our major product lines as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended September 30, 2007	74.0%	24.7%
Three months ended September 30, 2006	52.5%	47.6%
Change from same period of prior fiscal year	21.5ppt	(22.9)ppt

Nine months ended September 30, 2007	78.0%	21.7%
Nine months ended September 30, 2006	55.7%	43.9%
Change from same period of prior fiscal year	22.3ppt	(22.2)ppt

This shift toward AccuRoute revenue is due to the continued market acceptance of AccuRoute in the legal vertical market, the decline in our legacy fax business and the increase in revenue from our newly acquired healthcare customers, which falls under our AccuRoute product line.

Hardware and Media.  Hardware and media revenue decreased during the three month period ended September 30, 2007 as compared to the same period in 2006. Included in hardware and media revenue for the three and nine month periods ended September 30, 2007 is $124,000 and $438,000, respectively, of media revenue that we added during these periods as a result of our acquisition of BlueChip. The decrease in hardware and media revenue for the third quarter of fiscal year 2007 was due primarily to a decrease in sales of our legacy fax products which are the main driver for our hardware sales. This decrease was offset in part by the media component of our revenue, which we added as a result of the acquisition of BlueChip. Hardware and media revenue for the first nine months of 2007 is consistent with the first nine months of 2006.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended September 30, 2007	$514,626	12.5%
Three months ended September 30, 2006	$605,273	16.6%
Change from same period of prior fiscal year	$(90,647) or (15.0)%	(4.1) ppt

Nine months ended September 30, 2007	$1,570,317	12.9%
Nine months ended September 30, 2006	$1,569,340	15.6%
Change from same period of prior fiscal year	$977 or 0.0%	(2.7) ppt

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training, and installation services, increased in the three and nine month periods ended September 30, 2007 as compared to the same periods in the prior fiscal year.  This increase was due to the addition of service and other revenue that resulted from our December 2006 acquisition of

BlueChip, as well as an increase of 36% and 47% for the three and nine month periods ended September 30, 2007, respectively, in support revenue from our AccuRoute product.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended September 30, 2007	$2,381,855	58.0%
Three months ended September 30, 2006	$2,003,999	55.0%
Change from same period of prior fiscal year	$377,856 or 18.9%	3.0 ppt

Nine months ended September 30, 2007	$7,105,605	58.2%
Nine months ended September 30, 2006	$5,487,277	54.6%
Change from same period of prior fiscal year	$1,618,328 or 29.5%	3.6 ppt

We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe, and other non-U.S. locations, and we continue to focus our attention on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media, and contracting for product duplication, as well as the amortization of purchased technology.  Cost of software license revenue for the three and nine month periods ended September 30, 2007 increased as compared to the corresponding periods in the previous fiscal year.  This increase is due primarily to the amortization of purchased technology associated with our acquisition of BlueChip, which is being amortized over its estimated future life of five years. To a lesser extent, our cost of software license revenue increased during the nine month period September 30, 2007 due to a higher royalty fees. We have recently revised some of our royalty contracts so that our fees are fixed and not dependent upon the number of units sold. As a result, our cost of software license revenue will tend to be more consistent quarter-over-quarter, but our gross margins may fluctuate depending upon our volume of revenue. We may license additional third-party software components in the future and, if that were to happen, we would expect that our cost of software license revenue as a percentage of software license revenue would increase slightly.

As a result of the increase in the cost of software license revenue that we incurred during the first nine months of 2007, we incurred a decrease in our software license gross margin percentage as set forth in the following table:

	Cost of Software License Revenue	Software License Gross Margin
Three months ended September 30, 2007	$103,427	91.5%
Three months ended September 30, 2006	$60,024	94.2%
Change from same period of prior fiscal year	$43,403 or 72.3%	(2.7) ppt

Nine months ended September 30, 2007	$311,972	91.2%
Nine months ended September 30, 2006	$143,465	95.2%
Change from same period of prior fiscal year	$168,507 or 117.5%	(4.0) ppt

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products.  Our cost of hardware and media revenue decreased during the third quarter of 2007 as compared to the third quarter of 2006 due to a reduction in hardware sales resulting from our declining legacy fax business, offset in part by the costs associated with the media sales that we are now making as a result of our acquisition of BlueChip. During the nine month period ended September 30, 2007, cost of hardware and media revenue increased as compared to the nine month period ended September 30, 2006 due to costs associated with our media sales. Our hardware and media gross margin percentage remained relatively consistent for the third quarter of fiscal year 2007 as compared to the third quarter of fiscal 2006. We experienced a decrease in our hardware and media gross margin during the nine month period ended September 30, 2007 as compared to the same period in the prior fiscal year, primarily due to an unfavorable change in the mix of particular hardware products that we sold, offset in part by an increase in the gross margin related to media sales, which had a higher gross margin than our hardware. We do not expect significant changes in unit prices for media and hardware for the remainder of 2007.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended September 30, 2007	$314,006	39.0%
Three months ended September 30, 2006	$372,619	38.4%
Change from same period of prior fiscal year	$(58,613) or (15.7)%	0.6 ppt

Nine months ended September 30, 2007	$1,008,144	35.8%
Nine months ended September 30, 2006	$987,301	37.1%
Change from same period of prior fiscal year	$20,843 or 2.1%	(1.3) ppt

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installation and other customer service-related expenses. We experienced an increase in cost of service and other revenue in absolute dollars and gross margin during the three and nine month periods ended September 30, 2007 as compared to the same periods in fiscal year 2006.  The increase in absolute dollars is primarily due to the December 2006 addition of former BlueChip employees to our service department, offset in part by a reduction in expenses, including wages and recruiting, as a result of our 2007 restructuring plan. The increase in gross margin is due to the increase in support revenue from BlueChip customers.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended September 30, 2007	$888,001	62.7%
Three months ended September 30, 2006	$856,000	57.3%
Change from same period of prior fiscal year	$32,001 or 3.7%	5.4 ppt

Nine months ended September 30, 2007	$2,900,280	59.2%
Nine months ended September 30, 2006	$2,450,783	55.3%
Change from same period of prior fiscal year	$449,497 or 18.3%	3.9 ppt

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars, and related communication costs.  Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, due to a reduction in headcount as a result of our recently completed restructuring plan, which resulted in decreased wages and other costs associated with supporting those employees. In addition, our marketing program expenditures decreased in accordance with our cost reduction plan. These decreases were offset in part by the addition of former BlueChip employees to our sales and marketing departments. We expect our sales and marketing expenses to remain consistent in absolute dollars for the remainder of 2007.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended September 30, 2007	$1,555,984	37.9%
Three months ended September 30, 2006	$1,992,144	54.7%
Change from same period of prior fiscal year	$(436,160) or (21.9)%	(16.8) ppt

Nine months ended September 30, 2007	$5,622,928	46.0%
Nine months ended September 30, 2006	$6,203,344	61.7%
Change from same period of prior fiscal year	$(580,416) or (9.4)%	(15.7) ppt

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products, and quality assurance activities.  These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses, and the cost of software development tools. For the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006, our research and development expenses decreased due to a reduction in headcount as a result of our 2007 restructuring plan. During the nine month period ended September 30, 2007, our research and development expenses increased in absolute dollars as compared to the same period in the prior fiscal year due to an increase in expenses resulting from new research and development personnel hired through our acquisition of BlueChip, offset in part by a reduction in headcount as a result of our 2007 restructuring plan. Research and development expenses as a percentage of total revenue decreased in both the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, due to an increase in revenue as discussed in greater detail above. We expect our research and development expenses for the fourth quarter of 2007 to remain consistent with the third quarter of 2007.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended September 30, 2007	$624,390	15.2%
Three months ended September 30, 2006	$664,335	18.2%
Change from same period of prior fiscal year	$(39,945) or (6.0)%	(3.0) ppt

Nine months ended September 30, 2007	$2,234,152	18.3%
Nine months ended September 30, 2006	$2,095,889	20.9%
Change from same period of prior fiscal year	$138,263 or 6.6%	(2.6) ppt

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general, and administrative expenses.  During the third quarter of 2007 as compared to the third quarter of 2006, our general and administrative expenses decreased in absolute dollars due to a reduction in headcount at our European operations resulting from our March 2007 restructuring plan and to a lesser extent, reductions in Board of Directors fees because of a reduced number of meetings, professional fees associated with our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002 and sales tax expense. During the nine months ended September 30, 2007, our general and administrative expenses increased slightly compared to the corresponding period in 2006, due to an increase in consulting expenses and in legal and accounting fees related primarily to work associated with public company reporting requirements and a review of our existing commercial and licensing agreements. This increase was offset in part by a reallocation of resources within the department resulting in decreased wage expenses as well as a reduction in headcount at our European operations. General and administrative expenses as a percentage of total revenue decreased in both periods due to our overall revenue growth. We expect our general and administrative expenses to remain at current levels during the remainder of fiscal year 2007.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended September 30, 2007	$686,590	16.7%
Three months ended September 30, 2006	$809,439	22.2%
Change from same period of prior fiscal year	$(122,849) or (15.2)%	(5.5) ppt

Nine months ended September 30, 2007	$2,538,534	20.8%
Nine months ended September 30, 2006	$2,527,866	25.2%
Change from same period of prior fiscal year	$10,668 or 0.4%	(4.4) ppt

Restructuring Costs. In March 2007, we announced a restructuring of certain of our operations. Since that time, we have reduced our headcount by thirty-one positions consisting of twelve positions that were eliminated in the March 2007 restructuring, four positions that were eliminated in a restructuring that we initiated in May 2007, and an additional fifteen positions that were eliminated due to employee attrition. We believe this reduction in headcount, combined with other operating expense reductions, has resulted in an annual savings of approximately $4.0 million from first quarter 2007 expense levels. Our three goals in undertaking these cost reduction measures and restructuring our operations were: one, to achieve financial results that will enable us to be at or near cash flow break even by the end of fiscal year 2007; two, to enable our sales force to focus on selling our products to customers in the legal and healthcare vertical markets directly and also in partnership with indirect sales channels, while allowing our partners to focus on selling our products to customers in the financial services and other vertical markets; and three, to support our integration of the BlueChip business.

As a result of these cost reduction activities, we recorded a pre-tax charge of $343,450 for the nine months ended September 30, 2007, which charge included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters. The total cash impact of the restructuring was $343,450; and all of these amounts have been paid in full during the nine months ended September 30, 2007.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended September 30, 2007	$0	0.0%
Three months ended September 30, 2006	$0	0.0%
Change from same period of prior fiscal year	$0 or 0.0%	0.0 ppt

Nine months ended September 30, 2007	$343,450	2.8%
Nine months ended September 30, 2006	$0	0.0%
Change from same period of prior fiscal year	$343,450 or 100.0%	2.8 ppt

Interest and Other Income and Interest Expense.  Interest and other income consists primarily of interest income earned on cash and cash equivalent balances. The decrease in interest and other income during the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 is a result of a lower average investment balance. Interest expense represents the interest associated with the capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the BlueChip Seller in December 2006.

We expect interest and other income and interest expense to remain relatively stable for the remainder of fiscal year 2007.

	Interest and Other Income	Interest Expense	Interest and Other Income as a Percentage of Total Revenue	Interest Expense as a Percentage of Total Revenue
Three months ended September 30, 2007	$21,504	$(40,261)	0.5%	(0.9)%
Three months ended September 30, 2006	$39,440	$(8,908)	1.1%	(0.2)%
Change from same period of prior fiscal year	$(17,936) or (45.5)%	$(31,353) or (352.0)%	(0.6) ppt	(0.7) ppt

Nine months ended September 30, 2007	$69,536	$(135,796)	0.6%	(1.1)%
Nine months ended September 30, 2006	$128,071	$(14,010)	1.3%	(0.1)%
Change from same period of prior fiscal year	$(58,535) or (45.7)%	$(121,786) or (869.3)%	(0.7) ppt	(1.0) ppt

Inflation

During the fiscal years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations and private and public sales of securities. As of September 30, 2007, we had cash and cash equivalents of $2.1 million and a net working deficit of $2.3 million.  We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures, and other liquidity requirements for at least the next twelve months.

	Cash Used In
	Operating Activities	Investing Activities	Financing Activities
Nine months ended September 30, 2007	$(2,315,023)	$(149,508)	$(888,846)
Nine months ended September 30, 2006	$(3,011,765)	$(971,230)	$(159,545)
Change from same period of prior fiscal year	$696,742 or 23.1%	$821,722 or 84.6%	$(729,301) or (457.1)%

Our operating activities used cash of $2.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.  We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings during the next few quarters, but that our existing cash is sufficient for at least the next twelve months.

Net cash used during the nine months ended September 30, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by a decrease in unbilled accounts receivable, an increase in deferred revenue, as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of shares of restricted stock.

The decrease in accounts payable is primarily due to the payment of financial advisory, legal, and accounting expenses associated with our acquisition of BlueChip as well as the timing of other vendor payments. The increase in deferred revenue is primarily due to deferred implementation services for BlueChip customers that were recorded as deferred revenue for purposes of purchase accounting. The decrease in unbilled accounts receivable is due to the fulfillment of contracts that had not been completed by BlueChip prior to the acquisition. The increase in depreciation and amortization expense is due to the amortization related to the net identifiable intangible assets recorded in connection with our December 2006 acquisition of BlueChip.

Net cash used during the nine months ended September 30, 2006 consisted primarily of net loss from operations and an increase in accounts receivable and prepaids and other current assets, offset in part by an increase in deferred revenue deferred rent and accounts payable, as well as the non-cash effects of stock-based compensation and depreciation.

Investing activities used cash of $150,000 and $971,000 during the nine months ended September 30, 2007 and 2006, respectively.  The primary use of cash for investing activities during the first nine months of 2007 was for additional legal and accounting fees related to our December 2006 acquisition of BlueChip. The sole use of cash for investing activities during the first nine months of 2006 was for the purchases of furniture and equipment and the construction costs associated with the moving of our headquarters.

Financing activities used cash of $889,000 and $160,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The primary use of cash during the nine months ended September 30, 2007 consisted of the $562,000 cash payment and $281,000 for principal payments made to the Seller of BlueChip as part of the purchase consideration for BlueChip. Cash used during the nine months ended September 30, 2006 consisted primarily of the purchase of stock from an unaffiliated stockholder.

Based on our performance for the nine months ended September 30, 2007 and current expectations for the remainder of 2007, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures, and other liquidity requirements through at least the next twelve months. We expect that principal uses of cash will be for operations, repayment of capital lease obligations, and notes payable. However, it is possible that we will seek additional financing and there can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

The following table represents the approximate amounts of payments due under specified contractual obligations as of September 30, 2007:

Contractual Obligations	Total	Less than one year	One to Three years	Three to five years	More than Five years

Operating lease obligations(1,2)	$3,473,638	$346,790	$311,536	$300,241	$2,515,071
Capital lease obligations(3)	432,335	117,910	117,910	117,910	78,605
Note payable(4)	1,570,725	720,484	850,241	—	—
Total contractual obligations	$5,476,698	$1,185,184	$1,279,687	$418,151	$2,593,676

(1)             Operating lease requirements consist mainly of lease payments for our offices in Andover, Massachusetts and London, England, United Kingdom. As of September 30, 2007, we did not have material commitments for capital expenditures, or other long-term liabilities for which payments are required.

(2)             Excludes sublease rental income of $344,000 through February 2011.

(3)             Capital lease obligations are payable in 60 monthly principal installments of approximately $10,000 plus interest.

(4)             The note, which was issued to the BlueChip Seller as part of the consideration for BlueChip, is payable in 36 monthly principal installments of $47,000 plus interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of September 30, 2007, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All of the Company’s investments consist of money market funds and commercial paper that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures. The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s current investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its United Kingdom subsidiary are almost exclusively conducted in the United Kingdom subsidiary’s local currency. The Company translates the operating results of its United Kingdom subsidiary into U.S. dollars and consolidates them for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the quarter ended September 30, 2007. The Company manages its foreign currency exchange risk by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this approach will eliminate all foreign currency exchange rate exposure. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

As of September 30, 2007 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2007 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A. Risk Factors

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  We updated those risk factors in connection with the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by the risk factors described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, other than the inclusion herein of one additional Risk Factors below entitled, “If we fail to maintain adequate internal control over financial reporting, if we are unable to complete our assessment of the effectiveness of our internal controls over financial reporting in a timely manner, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence, the trading price of our common stock could be negatively impacted and our strategic and financial alternatives could be affected.”  This Risk Factor replaces a Risk Factor included in our Annual Report on Form 10-K entitled: “The effectiveness of our disclosure controls and procedures and internal control over financial reporting may be limited.”

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

If we fail to maintain adequate internal control over financial reporting, if we are unable to complete our assessment of the effectiveness of our internal controls over financial reporting in a timely manner, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence, the trading price of our common stock could be negatively impacted and our strategic and financial alternatives could be affected. Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under currently published SEC rules, beginning with our fiscal year ending December 31, 2007, we will be required to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K for the year ending December 31, 2007. Attestation by our auditor on our internal control over financial reporting will be required for the year ended December 31, 2008.  Because our limited financial and managerial resources are focused on the pursuit of strategic and financial alternatives and company operations, we may likely be unable to complete our evaluation, enhancement and assessment of internal control over financial reporting, comply with all of our reporting obligations and successfully complete the procedures and certification requirements of Section 404 by the time that we are required to file our 2007 Annual Report.  In such event, we may not then be current in our SEC filings.  If we identify material weaknesses in our internal control over financial reporting, fail to achieve and maintain the adequacy of our internal control structure, or fail to address any deficiencies that may be identified by our auditors, we may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. There remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Moreover, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

In light of internal control and other public company requirements, as well as public company costs, we may consider taking action to deregister our common stock under the Securities Exchange Act of 1934. We may consider this alternative in order to enhance our operating resources by reducing public company costs, such as the costs of maintaining internal controls and procedures and complying with the provisions of Section 404.  If we deregister our common stock, there may be an adverse effect on the market price of our common stock and there will likely be less information about us available to shareholders than is currently contained in the periodic reports that we file pursuant to the Exchange Act.  The deregistration of our common stock would result in our common stock no longer being eligible for trading on the Over the Counter Bulletin Board, although we expect our common stock would continue to be traded over the counter on the Pink Sheets quotation service.

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

OMTOOL, LTD.

	By:	/s/ Daniel A. Coccoluto
November 14, 2007		Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.