Form 10-K
period 2007-12-31
OMTOOL LTD
filed 2008-03-28
CIK 1020579

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-22871

OMTOOL, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0447481 (I.R.S. Employer Identification Number)
6 Riverside Drive, Andover, MA (Address of Principal Executive Offices)	01810 (Zip Code)

Registrant's telephone number, including area code: (978) 327-5700

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $6,082,232 based upon the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

         The number of shares outstanding of the registrant's common stock as of March 25, 2008 was 4,704,267.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this report.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-K
For the Fiscal Year Ended December 31, 2007
CONTENTS

i

        Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; the Company's ability to satisfy working-capital requirements; and our examination of strategic and financial alternatives. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of those known or unknown risk or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from those forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A. Risk Factors.

PART I

Item 1.    Business

        We are a provider of document- and information-handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. Our software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats. We participate in the $2.1 billion office document solutions market. (Infotrends, 2007)

        Our flagship product is AccuRoute®, the award-winning, enterprise-class document-handling platform that streamlines the capture, conversion, communication and archiving of paper and electronic documents for organizations of all sizes across a variety of vertical markets. AccuRoute provides faster, more efficient document workflows and increased worker productivity, while reducing cost, complexity and risk. We also include comprehensive enterprise fax capabilities within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries such as the legal, financial services and healthcare vertical markets that demand secure handling, integration and tracking of documents in full compliance with a range of regulatory requirements. Further, we provide compatibility with enterprise hardware and supported software to leverage existing information technology infrastructures.

        Genifax™, our enterprise fax product, automates and integrates fax communications throughout an organization while integrating with desktop and enterprise software applications. Coupled with hardware components, Genifax provides high-quality, high-availability, high-volume enterprise faxing. It offers a scalable, server-based feature set and shares a common Microsoft® Windows® server-based architecture with our AccuRoute product line.

        In 2006, we acquired Blue Chip Technologies Ltd. ("BlueChip"), a privately-held provider of electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market. Leveraging AccuRoute, our new Omtool Healthcare Suite™ delivers comprehensive tools—designed expressly for healthcare providers—that efficiently manage the medical document lifecycle. This suite streamlines the registration, inpatient care and post-discharge reimbursement cycles through sophisticated document imaging and workflow for hospital admissions and billing functions, allowing us to deliver a more complete solution than was previously available from Omtool to handle healthcare document workflow. The Omtool Healthcare Suite is based on AccuRoute, eliminates a significant portion of a healthcare facility's paper forms and improves productivity through electronic form delivery. Hundreds of healthcare facilities have already adopted technologies from Omtool's Healthcare Suite.

        In 2007, we released Omtool Swiftwriter® Plug-In for Adobe® 3.0, a free, one-click solution that integrates Adobe Portable Document Format ("PDF") documents with popular document management systems such as OpenText™/Hummingbird and Interwoven® WorkSite®. Swiftwriter for Adobe simplifies the opening, closing and check-in/check-out processes for users. We offer a set of tailored support options for corporate customers based on current service offerings to generate revenue in this market.

        Companies can deploy our software products on heterogeneous, multi-platform computer networks and digital scanning and multi-function peripherals (devices that perform two or more of the following functions: printing, faxing, scanning and copying; hereinafter referred to as "MFPs") and integrate them with both desktop and enterprise software applications. Our products are modular and scalable. Our customers can implement additional communication capacity by adding system components and connectors to our products to keep pace with growing demand and changing infrastructure requirements. Our customers can also add Omtool product servers to provide failover and redundancy, helping to ensure continuous operation. We license our products on a combination server/user basis and, as external hardware devices become increasingly technologically advanced, we will extend a portion of our license fees to a device-based model.

        Overall, we will continue to focus on vertical markets where industry or governmental regulations or business practices require confidentiality, timely electronic delivery and archiving of critical documents in electronic and paper format. We also expect to maintain our established position in our traditional market—secure electronic document handling.

Company Background

        We were incorporated in New Hampshire in March 1991 and reincorporated in Delaware in January 1996. Our principal executive offices are located at 6 Riverside Drive, Andover, Massachusetts 01810 and our telephone number is (978) 327-5700. Our Web site is at http://www.omtool.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission ("SEC").

Industry Background

        Organizations of all sizes must increase employee productivity to improve their competitive position. They must also reduce their administrative costs by achieving higher levels of efficiency. Simultaneously, they must also comply with a growing range of government mandates and regulatory frameworks. Collectively, these pressures and regulations are forcing organizations to focus on streamlining the exchange and management of documents within the context of complete enterprise content management.

        While many organizations have invested heavily in powerful and reliable enterprise IT infrastructures, these investments address only a portion of the challenge. That is because a significant percentage of a company's critical business information remains locked in the company's file drawers in the form of paper documents.

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

        New, revised and stricter compliance requirements are forcing companies to address the way they handle their documents (both paper and electronic) and manage their information management infrastructure. To ensure that they retain required documents for the prescribed periods of time and that retained documents are immediately accessible, enterprises are revisiting their document retention policies based on specific compliance requirements such as the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"); Section 17(a) of the Securities Exchange Act of 1934, as amended ("sec 17(a)"); anti-money laundering statutes; and other similar laws and regulations. At the same time, consumer privacy continues to be a growing concern. Compliance requirements in support of privacy—such as the Gramm-Leach-Bliley Act and the Health Information Portability and Accountability Act ("HIPAA")—dictate specific policies and procedures for capturing, distributing and storing consumer and patient records and securing their privacy and security.

        Law firms have document-centric environments and often must convert paper-based documents into electronic files for archiving into document or records management systems. Law firms want to convert these electronic documents into searchable formats that may be properly profiled for easy and fast retrieval. In addition, emerging mandates from courts in many jurisdictions are calling for electronic filing (e-filing) of all cases and associated documents, making the conversion of paper documents into electronic form all the more important.

        Financial services companies must abide by SEC rules, such as those promulgated under sec 17(a). As a result, financial services companies must take steps to safeguard the communication of documents against potential abuses, including, in the case of broker-dealers, by implementing specific processes and policies related to the storage and management of records. Faxes and other paper records, which are integral components of business operations of brokers, dealers and others subject to sec 17(a), are an essential component of the record-keeping requirements of sec 17(a) compliance.

        Healthcare organizations often use e-mail and fax to communicate patient information among providers, payors and private corporations. Under HIPAA regulations for document portability and privacy, both e-mail and fax communications must undergo significant changes to ensure the confidentiality of patient information. Healthcare providers face a daunting array of complex forms and documents—all carefully governed by clinical practices, strict patient confidentiality requirements, regulatory frameworks and reimbursement issues. As a result, healthcare providers spend millions of dollars annually to produce and process documents and forms. Further, the adoption of electronic medical records is driving the healthcare industry to higher levels of electronic automation.

        Similarly, organizations across a range of industries beyond the legal, financial services and healthcare vertical markets face significant compliance demands. In recent years, regulatory compliance has expanded and evolved to become a separate organizational function within large organizations, characterized by numerous needs and challenges. These compliance initiatives, best practices and government mandates prescribe specific policies for tracking, securing and archiving numerous types of communications and documents and are driving enterprises to pay close attention to their document management strategies.

Omtool Solutions

        Our solutions provide enterprises with advanced and flexible software that works on their computer networks and MFPs and has features to capture, convert, distribute and archive documents in electronic formats, regardless of their original format. Collectively, our products add functionality, security, efficiency, cost-effectiveness and accuracy that are missing from existing messaging, enterprise resource planning ("ERP") and document management systems and MFPs. Along with our hardcopy and fax archiving features, the document routing and delivery security that our products provide help companies meet government regulations such as Gramm-Leach-Bliley, Markets in Financial Instruments Directive ("MiFID"), Sarbanes-Oxley, sec 17(a) and HIPAA, industry mandates and best-practice policies regarding the protection and preservation of confidential business and personal information that is transmitted or stored electronically. Further, our document and information-handling solutions provide organizations with a means to address the productivity challenges presented by a myriad of document and business processes.

Markets

        Our AccuRoute solution is ideal for law firms because it easily handles electronic documents that arrive by e-mail or fax, as well as paper documents that can be imaged by any standard digital copier.

        Within financial services companies, broker-dealers can use AccuRoute to create a complete time-stamped, server-based audit trail of where each document came from, what was done to it, who did it and where it went, along with an archived copy that can be quickly retrieved. AccuRoute can, therefore, reduce the costs and risks associated with archiving and retrieving documents in a manner compliant with sec 17(a).

        Our products also provide healthcare organizations with a fully capable fax and e-mail solution that supports HIPAA-compliant processes. Our software products can be deployed on multi-platform, client-server computer networks and, in the case of our AccuRoute and Healthcare Suite of products, on MFPs.

        As a result, we believe that opportunities exist for us to sell our software products in the legal, healthcare and financial services vertical markets. We also believe our solutions are well-suited to other document-intensive markets and segments that require document distribution and faxing from data-centric applications, paper integration in mission- critical business processes and fax as the standard for electronic document exchange.

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

  •
  Convert paper and electronic documents into a variety of formats including text-searchable Adobe PDF, tagged image file format, JPEG, DOC and TXT files.

  •
  Combine paper and electronic-based information to create "mixed-mode" documents.

  •
  Create personal and public document-handling rules (embedded directives) that may be saved for reuse.

  •
  Compress documents up to 80 percent of original file size, thereby reducing electronic transmission (bandwidth) and storage requirements.

  •
  Communicate with various destinations and recipients simultaneously, such as desktop computers, faxes, e-mail, network folders, printers, document repositories, document management systems, records management systems, enterprise content management systems and litigation support systems.

  •
  Collaborate on documents that were previously difficult to share.

  •
  Use a Consistent and intuitive desktop interface that directly leverages existing applications and eliminates the need to learn proprietary systems.

  •
  Comply with a vast range of corporate record-retention requirements, government regulations and industry mandates.

Our AccuRoute product works with nearly all brands of scan-enabled MFPs by allowing users to define the document capture and delivery options from their desktop computer. We extended this technology to include support for "smart MFPs" that use embedded software displays in a variety of manufacturers' models.

Omtool Healthcare Suite

        Leveraging our flagship AccuRoute document handling platform, the Omtool Healthcare Suite encompasses solutions to streamline registration, inpatient care and post-discharge reimbursement. Omtool eliminates redundant and wasteful forms and processes, improves productivity through electronic forms, improves the patient experience, increases patient safety, strengthens confidentiality and accelerates the revenue/ reimbursement cycle. The suite includes:

  •
  ADT eForms™ production system provides hospitals with on-demand admissions, discharge and transfer (or ADT) electronic forms for registration and patient identification such as identification (or ID) bracelets and patient ID labels.

  •
  eForms Station™ electronic forms library gives immediate access to a hospital's custom library of electronic and printable forms.

  •
  Image-In™ Point of Service image capture system scans images of typically non-clinical documents such as insurance cards, driver's licenses, referral forms, HIPAA notices and the like and displays them on a desktop paneled window.

  •
  Image-In Business document and form capture system converts paper-based business documents to electronic records.

  •
  Image-In Clinical medical records scan facility enables users to capture fully the entire patient file after discharge.

  •
  Image-In Queue document viewer enables administrators to manage, view and disseminate electronic documents to the proper departments and/or patient files.

  •
  ObjectArchive™ electronic archive provides the foundation to store securely information designed, developed and captured through any of the Omtool Healthcare Suite products.

Genifax™ Enterprise Fax Solution

        Our Genifax product automates and integrates fax communication throughout an enterprise and integrates with desktop and enterprise software applications. Our Genifax product, when coupled with configured hardware components, provides high availability and high-volume enterprise fax capabilities, incorporating features and functions that include:

  •
  Message tracking and notification to meet requirements for compliance, security and privacy.

  •
  Easy configuration and deployment with scalability to support extremely large implementations including those that are deployed worldwide.

  •
  Rigid security options to meet regulatory requirements.

  •
  Fax to e-mail capability and easy-send fax forms to streamline workflows.

  •
  Advanced administrative tools—such as component-based configurations and cluster designs—to ensure high-availability/continuous operation.

  •
  Integration with Omtool's AccuRoute document-handling platform for comprehensive, turnkey document routing and distribution via fax.

        Genifax's private fax feature makes this product ideal for organizations where confidentiality of faxed documents is either a regulatory requirement or a best practice. Further, our Genifax product is designed to allow an administrator to take advantage of password/security features native to the Windows server operating system to provide needed protections.

Swiftwriter Plug-In for Adobe

        Swiftwriter is a productivity-boosting Acrobat plug-in that provides PDF conversion capability with one-click convenience. Users can convert documents to PDFs, profile and save them to a favorite document repository or management system, delivering direct integration of Adobe PDFs with document management systems ("DMS") and records management systems ("RMS") for streamlined document workflows.

        PDFs are a dominant standard for sharing, viewing, printing and distributing numerous types of documents. Omtool Swiftwriter Plug-In is an ideal solution for simply, directly and quickly creating searchable PDFs on the fly or saving PDFs to a document-management or records-management system. Swiftwriter requires no training and enables users to maximize their use of PDFs. Swiftwriter has a variety of applications across multiple vertical markets. Some highlights include:

  •
  Enhances productivity with one-click efficiency.

  •
  Eliminates the multiple tedious steps previously required to save PDFs.

  •
  Streamlines workflow and saves time.

  •
  Helps organize e-mail queues by quickly and easily archiving PDFs to document repositories.

  •
  Enables profiling and archiving of documents on the fly.

        Designed as a productivity enhancing application, Swiftwriter fully complements the AccuRoute product line and can be a stepping stone to enterprise-wide AccuRoute adoption. Our Swiftwriter Plug-In for Adobe is licensed as a no-charge download and the company strategy is to use Swiftwriter as a means to attract new customers with a low-risk, high-value product that enables us to re-approach the customer with our broader set of product offerings. For individual users, we offer free Basic Support that includes access to product updates, an Installation Guide and product FAQs. For corporate users, we offer two customer support packages (Advantage and Advantage Plus) for 100+ users.

Other Software

        While we no longer actively market our Genidocs secure document delivery or our Fax Sr. legacy network fax product lines, we continue to maintain these product lines and earn recurring maintenance revenue from our installed base. At this time, however, we do not plan to extend the Fax Sr. product line with new features or new releases.

Hardware and Media

        We resell certain hardware products (such as intelligent fax boards). Typically, we make hardware sales as a result of either new sales of our software products or sales to existing customers upgrading their information technology infrastructure. Where our customers also want fax capabilities, we sell hardware products with our AccuRoute product. We undertake these hardware sales as a convenience to customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that we resell are not functional without our software and we are not generally in the business of selling fax boards and modems. We purchase these hardware products as needed to ship to our customers and we only maintain a minimal inventory of these hardware products.

        We also resell media products from third-party vendors to our customers in the healthcare vertical market. These media products include such items as admission labels and patient wristbands. We purchase these media products as needed and we only maintain a minimal inventory of these media products.

Strategic Objectives

        To provide more effective document and information-handling solutions, we continue to advance our document processing functionality while incrementally adding support for electronic information systems such as e-mail systems, enterprise content management systems, records management systems and archival systems.

        We aim to extend our position as a provider of enterprise-class document-handling software solutions and become a leading provider of electronic document exchange solutions that capture, process and distribute paper or electronically formatted documents. To reinforce the Omtool brand in enterprise-class document handling and exchange solutions, while maintaining our strong position as an enterprise-level fax software provider, we intend to take advantage of our penetration of the legal vertical market, extend our presence in the healthcare vertical market, broaden our customer base, industry partnerships and extensive knowledge of enterprise content management to pursue the following business strategies:

  •
  Promote AccuRoute as a Universal Document Handling Platform—through product development and targeted marketing efforts, establish AccuRoute as a universal document handling hub to support virtually all enterprise devices related to document capture, document management and electronic information systems.

  •
  Continue to Extend Product Offerings—invest in and refine the features and functions of our AccuRoute, Healthcare Suite and Genifax products. Specifically, we plan to continue to enhance our document routing, fax and secure-messaging technologies, as part of the evolution of our AccuRoute platform in order to keep pace with customer requirements and, where appropriate opportunities exist, to repackage portions of our existing technology to address opportunities that we believe exist for low-cost, distributed products that provide limited document exchange capabilities.

  •
  Leverage Installed Base of Customers—extend our user base and the use of our software applications at our existing customer installations, by expanding the use of our products across our customers' organizations as well as promoting customer adoption of additional Omtool products. In addition, we plan to cross-sell our solutions to both our legacy Omtool customer base and legacy BlueChip customers, and over time to integrate AccuRoute and BlueChip technology components.

  •
  Focus on Vertical-Market Opportunities—target those vertical markets where our electronic document handling solutions have specific applicability, such as the legal, healthcare and financial services vertical markets, as well as the compliance organizations of Fortune 1000 companies.

  •
  Continue to Pursue Strategic Distribution Relationships—continue to form strategic relationships with leading providers of products and services that complement our product offerings, such as our alliances with Canon, Ricoh, Xerox and Hewlett-Packard Company ("HP"), among others, as a means of market expansion, a solid source of sales leads and exposure of our products to new markets and prospective customers.

  •
  Expand International Sales—increase the returns on our international presence and investments, primarily in Europe, to address target markets outside of the United States and serve customers that operate on a multinational basis.

Customer Service

        To help our customers achieve successful deployments of our solutions, our customer service organization provides technical support for all of our products. For an additional fee at the time of the initial licensing of our products, we provide support services for an additional period of time—typically 12 months. These support services typically include telephone support and software upgrades/updates (such as maintenance releases, minor feature-enhancement releases, technical bulletins and replacement of damaged media). Customers may renew their support services at their discretion on an annual basis. We currently price our annual support services based on a percentage of our product license fee. We provide additional services on an as-needed basis. Our professional services include:

  •
  Site survey, assessment and recommendations;

  •
  Training, installation and integration;

  •
  Advantage Support for maintenance, upgrades and support; and

  •
  A full range of other professional services, including software customization and consulting.

Sales and Marketing

Sales

        While our products have broad horizontal market applicability through compliance and business-continuity initiatives, our direct sales efforts remain focused on vertical market-specific solutions, primarily in the legal and healthcare vertical markets, with sales to the financial services and other vertical markets through strategic partners. Our direct sales team is comprised of both inside and outside sales representatives. Our direct sales efforts are primarily targeted on customers within the United States and Canada. We also maintain a sales office in London, England.

Indirect Channels

        To complement our direct vertical market sales and marketing initiatives, we align with strategic partners and indirect sales channel partners such as resellers, systems integrators and value added distributors that can provide access to a broad horizontal market base of potential customers. We believe that pursuing arrangements with channel partners is a more efficient strategy for pursuing horizontal market opportunities that might otherwise elude a company of our size. To establish a strong reseller channel, we dedicate sales resources specifically to finding, qualifying and managing our channel partners.

        In 2007, we were named an HP Platinum Partner for electronic document capture. This distinction opens new sales opportunities for us by enabling our products to be distributed and supported by HP directly to its enterprise customer base. In addition to this distinction, we have existing strategic alliances with Xerox Corporation and Ricoh Co., Ltd., providers of digital scanning MFPs that, when combined with our software products, enable users easily to integrate hardcopy documents into their electronic workflow. All of these strategic alliances provide significant added value to users of MFPs and provide us with a broad sales channel for our AccuRoute product.

        Outside of the United States, we use independent distributors to promote, license and support our products. In addition to our direct sales efforts, we expect to continue to market our products through independent distributors in strategic international markets. In 2006 and 2007, sales outside of the United States (which sales were primarily located in Europe) represented approximately 17 percent and 20 percent, respectively, of total revenue. In 2006 and 2007, total revenue within the United States accounted for 83 percent and 80 percent, respectively, of total revenue.

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

Customers

        As of December 31, 2007, we had approximately 1,000 active customers worldwide across many industries illustrating the cross-industry applicability of our products and services. No single customer accounted for 10 percent or more of our total revenue in 2006 or 2007.

Research and Development

        We continue to invest in research and development, believing our future success depends largely on our ability to continue to consolidate and enhance our AccuRoute, Omtool Healthcare Suite and Genifax products into a single, comprehensive, feature-rich extendable platform. Our engineering teams focus on the concurrent development of a range of product enhancements that leverage modular product architectures. Our product development efforts focus on new products, the exploration of emerging technologies and standards and the continued enhancement of existing products. We also continually review opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of our product families. We may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

        We expect to retain skilled development engineers whose services are in short supply. Should we need to replace these skilled engineers and should we face any delays or difficulties in doing so, our business, financial condition and results of operations could be adversely affected. Our research and development expense in 2006 and 2007 was approximately $2.8 million and $2.9 million, respectively. Since our inception, we have not capitalized any software development costs. We plan to continue to make significant investments in research and development, expenses comprised primarily of the compensation of skilled engineers, independent contractors and outside vendors.

Competition

        In both the market for enterprise document handling and in our legacy enterprise fax software market, we face direct competition from independent software vendors as well as indirect competition from large infrastructure, hardware and other vendors that offer alternative approaches or that compete for customer visibility, relationships, or information technology budgets.

Enterprise Document Handling

        In the market for enterprise document handling in which our AccuRoute product competes, we face competition from:

  •
  Original equipment manufacturer enhanced scanning solutions;

  •
  Production scanning devices; and

  •
  Document imaging and routing technology from independent software providers.

        Most major MFP vendors provide basic scanning capability with each digital device at little or no cost. Competitors in this area include the hardware MFP providers we typically partner with such as Canon, Ricoh, HP and Xerox.

        The companies that offer large production devices include a few independent software vendors, including Kofax (a Dicom Group, plc company) and EMC Corporation (formerly Captiva Software), whose business focus was initially the high-volume production scanning segment.

        In the distributed document capture and delivery market in which our AccuRoute product competes, there are a select number of software providers with competitive products, including e-Copy, Inc. and Notable Soultions, Inc., both of which also deliver document capture products to this market. Other potential software competitors in this market include Nuance Communications, Inc., which is seeking to develop scan-to-archive capabilities, either through partnerships or internal resources.

        We currently and in the future may face competition from vendors that offer products to address some or all of the components of the Omtool Healthcare Suite. We believe we offer a unique suite of products that streamline document workflow at various points of service within a healthcare provider, and provide a complementary distributed document handling solution for managing document workflows within and throughout the many departments found within healthcare providers. However, we face competition with certain aspects of our Healthcare Suite from traditional providers of medical forms products to the healthcare vertical market. These competitive products may include Access EForms (with its Patient Flow product), Perceptive Software, Inc. (with its Image Now product), Forms Fast, Inc. (with its FastPrint product line), Standard Register (with its Patient Linkup Enterprise product) and Valco Data Systems (with its QuickScan product).

        We believe that our ability to compete successfully in the distributed document capture and delivery market depends on a number of factors both within and beyond our control including product performance; reliability and features; ease of use; product scalability; quality of support services; price versus performance; timeliness of enhancements and new product releases by us and our competitors.

        The market for client/server computer-based facsimile solutions is also competitive and more established and mature than the markets in which our AccuRoute product competes.

        We compete directly with a number of vendors of facsimile products, including providers of facsimile software products for client/server networks such as Captaris, Inc. (with its RightFax product), Dicom Group (with its TopCall product) and Biscom, Inc. (with its suite of fax products). We also compete with providers offering a range of alternative facsimile solutions, including outsourcing network facsimile solutions, such as Easylink Services Corporation (with its Document Capture and Management Sonic product) and Premiere Global Services/Xpedite (with its DocuManager product); operating systems containing facsimile and document e-mail features; low-end fax modem products; providers of desktop fax software; single-platform facsimile software products; and customized proprietary software solutions. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

        We believe that our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control, including product performance, reliability and features, ease of use, product scalability, quality of support services, price/performance, timeliness of enhancements and new product releases by us and our competitors.

Proprietary Rights

        We regard our software as a trade secret. We attempt to protect it under applicable intellectual property laws, including copyright, patent and trade secret laws, employee nondisclosure and assignment of invention agreements and nondisclosure agreements with other businesses, including current and prospective business partners. We have two United States patents, three pending United States patent applications, two United States trademark registrations, seven foreign trademarks and five United States common law trademarks. To date, we have not registered any copyrights. We generally license our products to our customers under "shrink-wrap" or "click-wrap" licenses (i.e., licenses included as part of the product packaging or licenses accepted by users as part of the installation process). We do not typically negotiate these shrink-wrap and click-wrap licenses with individual licensees and these licensees do not affirmatively sign a license agreement with us. Instead, these licenses take effect upon the opening by a customer of the product package or in connection with the installation of our software. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our products exists, we expect this kind of piracy to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We cannot assure that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

        We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any litigation of this nature could be costly and require the diversion of management's attention from other matters, either of which could have a material adverse effect on our business, financial condition and results of operations. Were any litigation of this kind to be adversely determined, we might lose our proprietary rights, become subject to significant liabilities, be forced to seek licenses from third-parties or prevented from selling our products, any one of which would have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of December 31, 2007, we employed 84 full-time people worldwide. We are not subject to any collective bargaining agreements, have never experienced a work stoppage and consider our relations with our employees to be good.

Item 1A.    Risk Factors

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The discussion below highlights some of the risks that may affect future operating results. We note that, as a smaller reporting company, we are not required to provide this Item 1A in this Annual Report on Form 10-K. Accordingly, we undertake no duty to update these risk factors on a going-forward basis.

        Information provided by us from time to time, including statements in this Form 10-K that are not historical facts, consists of so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts (including, but not limited to, statements concerning: our plans and objectives; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to our product and service offerings, markets and acquisitions; anticipated trends in our business; our strategic alliances; changes in the regulatory environment; our expected liquidity and capital resources; and our critical accounting policies) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause these kinds of differences include, but are not limited to, the factors discussed below and the other risks that may be discussed from time to time in our other filings with the Securities and Exchange Commission.

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

        We have experienced operating losses and our future operating results are uncertain and difficult to predict.     We had an operating loss in the years ended December 31, 2007 and 2006. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. If we experience any pricing pressures and fail to achieve broader market acceptance of our products and there is a decline in the growth rate of the overall United States economy or our industry in particular, we may experience continuing operating losses.

        Our AccuRoute product represented 82% and 59% of software license revenue for the years ended December 31, 2007 and 2006, respectively. Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and Healthcare Suite products to new customers, as well as our ability to increase product penetration into existing customers. In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, including the healthcare and financial services vertical markets, in advance of significant related revenue from those markets. We cannot predict the timing or level of revenue resulting from these investments. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct and indirect distribution channel sales both domestically and internationally; our ability to integrate our products and cross-sell our solutions across vertical markets; and our ability to attract and retain key personnel. As a result, it is possible that, in the future, our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

        Our products are concentrated in the electronic document exchange market and we are dependent on increased sales of our AccuRoute, Healthcare Suite and Genifax products.    To date, much of our revenue has been attributable to licenses of our facsimile-based and document and information handling enterprise solutions and related products and services. We expect these products and related services to continue to account for significant amounts of our future revenue. However, over the past few years, the amount of revenue attributable to licenses of these products has declined and there can be no assurances that this decline will not continue. We introduced our secure business-to-business electronic document exchange products, Genidocs and Genifax, to the market in the fourth quarter of 2000. Further, we introduced the initial version of our proprietary document and routing software, AccuRoute, in 2004 and the current version of that product in the third quarter of 2007. We expect AccuRoute to account for an increasing portion of future revenue. However, there can be no assurances that our AccuRoute product will continue to be financially successful. Factors adversely affecting the pricing of or demand for this product, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. All of our products are concentrated in the electronic document exchange market and, therefore, any factors affecting demand for these types of solutions could cause our operating results to decline. Investors must evaluate our prospects in light of the risks and difficulties frequently encountered by companies dependent upon operating revenue from a new product line in an emerging and rapidly evolving market.

        The markets for our products are subject to rapid technological change and we may not be able to keep pace with evolving industry standards or end-user requirements.    The markets for our products are relatively new and are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and respond to evolving end-user requirements. There can be no assurance that we will be successful in developing and marketing new products or product enhancements on a timely basis, or that new products or product enhancements delivered by us, such as our AccuRoute, Healthcare Suite and Genifax products, will achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. From time to time, we and our competitors may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycle of our existing product offerings. There can be no assurance that announcements of new product offerings by us or our competitors will not cause customers to defer or forego the licensing of our existing or planned products and have a material adverse effect on our business, financial condition and results of operations.

        We depend on the revenue generated by sales of our AccuRoute product and would be negatively impacted if market interest—whether in the legal, financial services or healthcare vertical market—were to decline or fail to grow as expected.    We currently derive a significant portion of our revenue from licenses of our AccuRoute product and related services. Sales of AccuRoute were higher in 2007 than they were in 2006. Continued market acceptance of our AccuRoute product is critical to our future success. As a result, any decline in demand for or failure to maintain broad market acceptance of our AccuRoute product as a result of competition, technological change, or other factors would have a material adverse effect on our business, financial condition and results of operations. Our future financial performance will depend in large part on new and enhanced versions of our AccuRoute product. There can be no assurance that we will continue to be successful in marketing products in the healthcare vertical market or our AccuRoute product in the legal vertical market, or that our marketing efforts for AccuRoute in the financial services and healthcare vertical markets will be successful. Further, there can be no assurance that any new or enhanced versions of our AccuRoute product will be successful.

        Were we to suffer an unexpectedly large decline in our legacy fax business, our financial condition and results of operations would be significantly impaired.    We currently derive a significant though declining portion of our revenue from licenses of our Genifax product, related services and resale of related hardware. However, sales of Genifax, our multi-tiered client/server software for automating and integrating fax communications throughout an enterprise, were lower in 2007 than they were in 2006. Though we expect our sales of our legacy fax products to continue to decline in 2008, an unexpectedly large decline in the market acceptance of our Genifax product would have a negative impact on our future success. As a result, any unexpectedly large decline in demand for or failure to maintain expected market acceptance of our Genifax product line as a result of competition, technological change, or otherwise, would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will continue to be successful in marketing our Genifax product or any new or enhanced versions of the Genifax product at expected levels. There can be no assurances that we will be successful in developing products for new or enhanced operating systems such as Microsoft's Windows 2000, Windows 2003, Windows XP and Windows Vista, or that these systems will not obviate the need for our products. If any new or enhanced operating system gains widespread use and we fail to develop and provide our products for this operating system on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

        We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.    We have (in the case of our recent acquisition of BlueChip) and may continue to augment our internal growth with acquisitions of businesses, products and technologies that could complement or expand our business. Certain of these businesses may be only marginally profitable or even unprofitable. In order to achieve anticipated benefits from these acquisitions, we will have to integrate successfully the acquired businesses with our existing operations. We cannot assure you that we will be successful in this regard. We have limited experience in integrating acquired companies into our operations, in expanding the scope of operations of acquired businesses, in managing geographically dispersed operations and in operating internationally. In the past, we have incurred one-time costs and expenses in connection with acquisitions and it is likely that we could incur similar one-time costs and expenses in connection with future acquisitions. In addition, we might be required to amortize significant intangible assets in connection with future acquisitions, which could adversely affect our operating results. Further, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that we will be able to complete future acquisitions. In order to finance potential future acquisitions, we may need to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms that are not favorable to us. Finally, we may also issue shares of our common stock to acquire attractive businesses, which may dilute our existing stockholders.

        Our common stock was delisted from The Nasdaq Capital Market, which made our stock significantly less liquid and may affect its value and could significantly impair our ability to raise capital.    Prior to August 2, 2007, our common stock was listed on The Nasdaq Capital Market ("Nasdaq"). Effective August 2, 2007, our common stock was delisted from Nasdaq as a result of our failure to comply with Marketplace Rule 4310(c)(2)(B), which requires issuers on Nasdaq to have (i) a minimum of $2,500,000 in stockholders' equity; (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Our common stock is currently being traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") and the Pink Sheets electronic quotation services. The trading of our common stock over-the-counter (as opposed to a national securities exchange) may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the trading of our common stock over-the-counter may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

        The markets in which we sell our products are characterized by intense and growing competition and our future success is dependent on our ability to distinguish our products from those of our competitors and reach our target customers.    We believe that our ability to compete successfully in the distributed document capture and delivery market depends upon a number of factors both within and beyond our control, including product performance; reliability and features; ease of use; product scalability; quality of support services; price versus performance; timeliness of enhancements and new product releases by us and our competitors. We expect this market to mature and become increasingly competitive with success resulting from the formation of critical partnerships and alliances with both selected hardware and software partners.

        The market for client/server computer-based facsimile solutions is also competitive and is more established and mature than the markets in which our AccuRoute and Healthcare Suite products compete. We believe that our ability to compete successfully in the fax market depends upon a number of factors both within and beyond our control, including product performance; reliability and features; ease of use; product scalability; quality of support services; price versus performance; timeliness of enhancements and new product releases by us and our competitors. Given these factors, we believe that in order to be successful, we must continue our focus on delivering a core, modular and scalable product on one of the most prolific system platforms, Microsoft Windows 2000, Windows 2003, Windows XP and/or Windows Vista, with features that appeal to the broadest segment of the electronic document exchange market, which includes fax and all of the other document control and management features that we offer. In addition, providers of operating systems or business software applications may bundle competitive facsimile solutions as part of their broader product offerings.

        Many of our competitors and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies than we do. In addition, there are relatively low barriers to entry in the markets in which we operate and intend to operate and new competition may arise from expansion by established companies, new emerging companies, or resellers of our products. There can be no assurance that our current or potential competitors will not develop products comparable or superior—in terms of price and performance and features—to those we have developed. Further, our competitors may adapt more quickly than we do to new or emerging technologies and changes in market opportunities or customer requirements, establish alliances with industry leaders, market their products more broadly or take advantage of acquisition opportunities more readily than we can or do. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing, sales and customer service efforts in order to meet any competitive threat, or that those required investments will not have a material adverse effect on our operating margins. Changes in governing laws and regulations may also affect our ability to remain competitive. Increased competition may result in reduction in our market share, pressure for price reductions and related reductions in our gross margins, any of which could materially adversely affect our ability to achieve our financial and business goals. There can be no assurance that, in the future, we will be able to compete successfully against current and future competitors.

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

        In general, it is difficult for us to forecast revenue because the market for routing and distribution software and enterprise client/server facsimile solutions software is evolving rapidly and our sales cycle—from the customer's initial evaluation through its purchase of licenses and related support services—varies substantially from customer to customer. License fee revenue in any quarter depends on orders received and shipped in that quarter, with a significant percentage of orders in any quarter arriving in the last weeks of the quarter. License fee revenue from quarter-to-quarter is difficult to forecast, as no significant order backlog typically exists at the end of any quarter because our products are typically shipped upon receipt of customers' orders.

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

        In addition to direct sales, we utilize indirect sales and distribution channels and strategic alliances with compatible partners in order to broaden sales of our products. Any failure on our part to form and leverage relationships with these indirect sales and distribution channel partners could have a material adverse affect on our business and results of operations.    We market our products and services directly through telesales and prospect visits and indirectly through marketing channels such as value added resellers ("VARs"), systems integrators, distributors and strategic business partners. Although we have historically focused our efforts on marketing through our direct sales force, we continue to utilize resources to develop and expand our indirect marketing channels. There can be no assurances that we will be able to attract and retain a sufficient number of qualified VARs, systems integrators, distributors and/or strategic business partners, or that those third parties will successfully market our products. In addition, there can be no assurances that our resellers and strategic business partners will not develop, acquire, or market computer-based electronic document exchange, document routing and distribution, document exchange and facsimile products that are competitive with our products.

        The distributor agreements governing our relationships with third party distribution chain partners generally do not require these parties to purchase minimum volumes from us. Further, these relationships generally may be terminated by either party. There can be no assurance that any VAR, systems integrator, or distributor will continue to represent and sell our products.

        We continue to focus on the marketing and sale of our products through leading hardware, computer system and software vendors, such as HP, Xerox, Canon and Ricoh. The development of these relationships requires us to make significant executive, marketing and product development investments in advance of establishing the relationship and making our products available through these partners. In addition, these strategic partners have broad product portfolios and industry alliances. There can be no assurance that we will successfully market and sell our products through these strategic channels.

        The inability to retain our VARs, systems integrators, distributors, or strategic business partners, or to motivate these parties to resell our products, or the development or marketing by VARs, systems integrators, distributors, or strategic business partners of competitive offerings, could have a material adverse effect on our business, financial condition and results of operations.

        Selling through indirect channels may limit our contacts with our customers, thereby hindering our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements. Our strategy of marketing our products directly to end-users and indirectly through VARs, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. As we strive to expand our indirect distribution channels, there can be no assurance that emerging channel conflicts will not materially adversely affect our relationships with existing VARs, systems integrators, or distributors or adversely affect our ability to attract new VARs, systems integrators and distributors.

        The success of our business is dependent on our ability to expand our sales internationally, which will subject us to regulatory, exchange rate and other risks that might hinder our ability to meet our targets for international sales and impair our results of operation.    An element of our strategy is to increase our international sales. We expect to face competition from document and information handling solutions and local facsimile product providers in the foreign countries in which we attempt to sell our products. To maintain and grow our international sales, we need to realize direct sales as well as recruit and retain additional international resellers and distributors. There can be no assurances that we will be able to maintain international sales of our products or that our international distribution channels will be able to market, adequately service and support our products. International operations generally are subject to certain risks, including dependence on independent resellers, fluctuations in foreign currency exchange rates, compliance with foreign regulatory and market requirements, variability of foreign economic conditions and changing restrictions imposed by United States export laws. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, difficulties in enforcing intellectual property rights and the burdens of complying with a wide variety of foreign laws.

        We currently have a sales office in the United Kingdom. Our non-United States presence subjects us to certain additional risks including difficulties in staffing and managing these foreign operations and potentially adverse tax consequences, including restrictions on the repatriation of earnings. There can be no assurances that these factors will not have a material adverse effect on our future international sales and, consequently, our business, financial condition and results of operations. To date, a majority of our sales have been made in United States dollars and we have not engaged in any hedging transactions through the purchase of derivative securities or otherwise. Our United Kingdom subsidiary transacts business primarily in its local currency. We translate our United Kingdom subsidiary's operating results into U.S. dollars and consolidate them with our domestic results for reporting purposes. As we make sales to customers in a variety of countries, significant currency exchange rate fluctuations could have a material impact on our results of operations.

        Our future success depends on our ability to manage the growth and expansion of our business.    We may expand our operations, as we anticipate that expansion may be required in order to address potential market opportunities. We expect to continue to invest in sales and marketing, as well as research and development, with the goal of growing our market share, vertical market penetration and overall revenue. There can be no assurance, however, that we will be able to complete or manage this expansion successfully or that this expansion will generate sufficient revenue to cover our corresponding expenses. In addition, we will need to continue to attract and retain highly qualified technical, sales and managerial personnel. Our inability to expand operations and manage growth effectively, if any, could have a material adverse effect on our business, financial condition and results of operations.

        We are in the process of identifying and analyzing strategic, financial and operating alternatives and any such alternatives may not lead to the achievement of desired results.    In light of our current and historical operating results and the continuing challenges we face and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives. The strategic and financial options we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies, or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; or other alternatives. Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company. The examination of these strategic and financial alternatives requires significant time and attention and commitments from our management team and could result in additional expense. Any strategic and financial options we identify may not be available to us or ultimately consummated. Any strategic or financial decision will involve risks and uncertainties and present challenges in implementation and integration. As a result, any such business arrangement may not lead to increased shareholder value. In addition, any strategic or financial decision could lead to non-recurring or other charges or be dilutive to our current shareholders.

        We may fail to maintain adequate internal control over financial reporting, be unable to complete our assessment of the effectiveness of our internal controls over financial reporting in a timely manner, or our independent registered public accounting firm may not attest to our assessment of our internal control over financial reporting.    Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under currently published SEC rules, beginning with our fiscal year ended December 31, 2007, we are now required to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K. Attestation by our auditor on our internal control over financial reporting will be required for the year ended December 31, 2009. In the future, because our limited financial and managerial resources may be focused on the pursuit of strategic and financial alternatives and company operations, we may be unable to complete our evaluation, enhancement and assessment of internal control over financial reporting, comply with all of our reporting obligations and successfully complete the procedures and certification requirements of Section 404 by the time that we are required to file our Annual Report. In such event, we may not then be current in our SEC filings. If we identify material weaknesses in our internal control over financial reporting, fail to achieve and maintain the adequacy of our internal control structure, or fail to address any deficiencies that may be identified by our auditors, we may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. There remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Moreover, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

        In light of internal control and other public company requirements, as well as public company costs, we may consider taking action to deregister our common stock under the Securities Exchange Act of 1934. We may consider this alternative in order to enhance our operating resources by reducing public company costs, such as the costs of maintaining internal controls and procedures and complying with the provisions of Section 404. If we deregister our common stock, there may be an adverse effect on the market price of our common stock and there will likely be less information about us available to shareholders than is currently contained in the periodic reports that we file pursuant to the Exchange Act. The deregistration of our common stock would result in our common stock no longer being eligible for quotation on the OTCBB, although we expect our common stock would continue to be traded over the counter and quoted on the Pink Sheets quotation service.

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

  •
  pay damages for infringement;

  •
  obtain licenses, which may be unavailable on acceptable terms; or

  •
  redesign products or services that use the infringing technology.

        Our reliance on a sole hardware supplier could adversely impact our business.    We currently purchase hardware products for sale to our customers from a single third-party supplier. We do not have a long-term, fixed-price or minimum volume contract with this supplier. Instead, we order hardware equipment through purchase orders from time to time. We do not carry significant inventories of these hardware products and do not have a guaranteed supply arrangement with this supplier. In 2007 and 2006, our sole supplier of hardware products was acquired by a third-party. To date, this change of ownership has not negatively impacted our ability to purchase hardware products from this supplier or the terms under which we make those purchases. Were this supplier to raise its prices or refocus its business, we might be negatively impacted as we would have to develop a new supply relationship for these products. Although we believe that we could secure these hardware products from alternative suppliers, in the event of a disruption of supply from this sole supplier, we might not be able to develop an alternative source in a timely manner or at favorable prices. Even if we were able to purchase these hardware components from alternative sources, we would have little control over the cost of these products. Were we forced to pay significantly higher prices for these hardware products, it might limit the mark-up that we can reasonably charge our customers. Were we unable to provide this hardware to our customers, forcing our customers to buy this hardware directly from third parties, or were we forced to decrease the size of our mark-up, our hardware and total revenue would be negatively impacted.

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

Item 2.    Properties

        Our executive offices are located at 6 Riverside Drive, Andover, Massachusetts in a leased facility consisting of approximately 44,000 square feet, of which we occupy 38,500 square feet and we sublease 5,500 square feet (at market rates) to eSped, Inc. Please see Item 8 of this Annual Report on Form 10-K for more detail on this sublease. The lease expires in April 2016 and we have the option to terminate the lease after six years from the commencement date of May 1, 2006, upon payment of a penalty. This facility is adequate for our present operations. Additionally, we lease a facility for sales, customer service, accounting and support in London, England, which lease expires in November 2008.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        From November 26, 2002 through August 2, 2007, our Common Stock was traded on The Nasdaq Capital Market or its predecessor. On August 2, 2007 our Common Stock was delisted from Nasdaq and since that time has been traded over-the-counter and quoted on the OTCBB and the Pink Sheets. The following table sets forth for the periods indicated the high and low bid prices or, on August 1, 2006 through August 2, 2007, the high and low closing prices for the common stock as reported by The Nasdaq Capital Market and on or after August 2, 2007, the high and low closing prices for the common stock as reported by the OTCBB and the Pink Sheets, except from August 2, 2007 until October 22, 2007 when the Company's common stock was only sold through the Pink Sheets. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Bid or Sales Price
	High	Low
Quarter ended:
2006
March 31, 2006	$7.35	$6.41
June 30, 2006	$7.19	$4.20
September 30, 2006	$5.30	$3.28
December 31, 2006	$5.07	$3.03
2007
March 31, 2007	$4.37	$1.48
June 30, 2007	$2.45	$1.47
September 30, 2007	$2.50	$1.40
December 31, 2007	$4.25	$2.00

        On March 25, 2008, the closing price for the common stock was $3.60 per share. As of March 25, 2008, there were approximately 96 stockholders of record of our common stock.

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

        For information on our equity compensation plans, please see Note 11 to the Company's Consolidated Financial Statements, appearing on pages F-25 through F-29 of this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items: our growth strategies; anticipated trends in our business; our ability to expand our product and service offerings; our ability to satisfy our working capital requirements; and our examination of strategic and financial alternatives. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of these known or unknown risks or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Item 1A—Risk Factors.

Overview

        We are a provider of document- and information-handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. Our software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

Business

        We are now benefiting from the investments we have made in our flagship product, AccuRoute, since its inception in 2004, as AccuRoute revenue has grown by 86% over the past year and now accounts for 54% of our total revenue. Our gains in AccuRoute revenue have surpassed the declines in revenue from our legacy fax business and, as a result, our total revenue for fiscal year 2007 grew 20% as compared to last year. While our growing revenue indicates the success of our strategic plan, we still have challenges to address as we seek to expand our business, including expanding our sales in the legal, healthcare and financial services vertical markets; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the Americas. Although we achieved profitability for the quarter ended December 31, 2007, we have incurred quarterly losses from the quarter ended September 30, 2005 to the quarter ended September 30, 2007 and may continue to incur losses in future quarters.

        We experienced the benefit of cost cutting measures associated with the restructurings we undertook in 2007, as our operating expenses decreased by approximately $1.0 million (excluding the $343,450 restructuring charge incurred in the first quarter of 2007) in the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006, and our net loss decreased from $5.3 million in the twelve months ended December 31, 2006, to $2.8 million in the twelve months ended December 31, 2007.

        In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives. The strategic and financial alternatives we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; deregistering as a public company; or other alternatives. We have engaged the investment banking firm of America's Growth Capital to assist us with the exploration of strategic and financial alternatives.

Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company. For example, deregistering our common stock from the public company requirements under the Exchange Act could have an adverse effect on the market price of our common stock and would likely mean that there would be less information about us available to shareholders and potential investors than what is currently contained in the periodic reports we file pursuant to the Exchange Act.

Products

        AccuRoute, our flagship product, provides faster, more efficient document workflows and increased worker productivity, while reducing cost, complexity and the risk of losing documents. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries and sectors (such as legal, financial services, government and healthcare) that demand secure handling, integration and tracking of documents in full compliance with a range of regulatory requirements. Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices and multi-function peripherals and integrate them with both desktop and enterprise software applications. To address customer needs, our products are modular and scaleable. As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands. In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation. Our Genifax™ product is a multi-tiered client/server solution for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, our Genifax product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

        Our Genidocs™ product is a client/server messaging application that enables users to deliver documents through the Internet with comprehensive security and tracking to external parties. Genidocs offers the security features and functionality of traditional, paper-based communications with the speed, efficiency and cost advantages of electronic communications. Fax Sr., our legacy network fax product, is a client/server software solution for automating and integrating fax communication throughout an enterprise. As an integrated component of an enterprise software system, our Fax Sr. product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications. We continue to maintain Genidocs and Fax Sr. and earn recurring maintenance revenue from our installed base, although we have not sold these products in recent periods. At this time, however, we do not have plans to extend these technologies with new features or new releases. We resell certain hardware products (such as intelligent fax boards) and media products (such as admission labels and patient wristbands), which we purchase from third-party vendors as a convenience to our customers, who alternatively can opt to obtain hardware and media directly from third-party vendors. We sell support contracts for the software products that we license to our customers and offer certain consulting, training, installation and implementation services for our products.

Omtool Healthcare Suite

        Our December 2006 acquisition of BlueChip brought into our product family document workflow solutions for the healthcare vertical market, which we combined with our AccuRoute technology to create the Omtool Healthcare Suite of products.

        The Omtool Healthcare Suite streamlines the registration, inpatient care and post-discharge reimbursement cycles through sophisticated document imaging and workflow for hospital admissions and billing functions.

  •
  ADT eForms™—a production system that provides hospitals with on-demand ADT (admissions, discharge and transfer) electronic forms for registration and patient identification.

  •
  eForms Station™—an electronic forms library that gives immediate access to a hospital's custom library of electronic and printable forms.

  •
  Image-In™ Point of Service—an image capture system that scans images of common non-clinical documents such as insurance cards, driver's licenses, referral forms and HIPAA notices and displays them on a desktop paneled window.

  •
  Image-In Business—a document and form capture system that converts paper-based business documents to electronic records.

  •
  Image-In Clinical—a medical records scan facility that enables users to capture fully the entire patient file after discharge.

  •
  Image-In Queue—a document viewer that enables administrators to manage, view and disseminate electronic documents to the proper departments and/or patient files.

  •
  AccuRoute—a document-handling platform that supports distributed document capture for scanning, routing and archiving medical information throughout the patient service cycle and provides document distribution into the document workflow products found in Omtool's Healthcare Suite.

  •
  ObjectArchive™—an electronic archive that provides the foundation to securely store information designed, developed and captured through any of the Omtool Healthcare Suite products.

Vertical Market Focus

        While, AccuRoute's features are horizontal in nature they apply to many different markets, including the legal, healthcare and financial services vertical markets. We continue to add extensions to AccuRoute that provide the greater functionality that is critical to many of our customers. To provide more effective document and information-handling solutions, we continue to advance our document processing functionality while incrementally adding support for electronic information systems such as e-mail systems, enterprise content management systems, records management systems and archival systems. Earlier this year, we released Omtool Swiftwriter Plug-In for Adobe 3.0, a free, one-click solution that integrates Adobe PDF documents with popular document management systems such as OpenText/Hummingbird or Interwoven WorkSite. Swiftwriter for Adobe simplifies the opening, closing and check-in/check-out processes for users. We offer a set of tailored support options to generate revenue in this market.

        We aim to extend our position as a provider of enterprise-class document-handling software solutions and become a leading provider of electronic document exchange solutions that capture, process and distribute paper or electronically formatted documents. To reinforce the Omtool brand in enterprise-class document handling and exchange solutions, while maintaining our strong position as an enterprise-level fax software provider, we intend to take advantage of our penetration of the legal vertical market, extend our presence in the healthcare vertical market and broaden our customer base, industry partnerships and extensive knowledge of enterprise content management.

        While we have invested considerable resources to penetrate further the financial services vertical market and have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in that vertical market, though significant, are longer term opportunities. Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our successes in the legal vertical market are in the healthcare vertical market. Similar to our views on the legal vertical market and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of capturing the paper documents that are endemic in healthcare systems.

Recent Acquisition

        On December 29, 2006, we acquired all of the outstanding shares of BlueChip for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip's sole shareholder ("Seller"), 375,331 shares of the Company's common stock (valued at $1,478,804), the issuance of options to purchase the Company's common stock in substitution for outstanding BlueChip stock options (valued at $368,090) and direct acquisition costs of $563,838, which consisted primarily of financial advisory, legal and accounting services. The cash portion of the deal consideration was paid in early January 2007. We acquired BlueChip, a provider of electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market, in order to strengthen and expand our presence in the healthcare vertical market.

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our reported and expected financial results and business operations are discussed in appropriate sections throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. Our preparation of this Form 10-K required us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements included herein and the reported amounts of revenue and expenses during the period covered by this report. There can be no assurance that actual results will not differ materially from those estimates.

        Revenue Recognition and Accounts Receivable Reserves.    We derive our revenue primarily from two sources: (i) product revenue, which includes software license, hardware and media revenue, and (ii) service and support revenue, which includes software maintenance and support, installation, implementation, training and consulting revenue. We license our software products on a perpetual basis. We generate revenue from licensing the rights to use our software products and sales of hardware directly to end-users and indirectly through resellers. Our resellers order products from us based on purchase orders received from end-users and do not order stock. We generally sell our products to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, in our sole discretion, we will accept a product return if the end-user finds that the product does not fit its needs. We sell hardware and media products, which are provided by a third-party, at cost plus an additional mark-up, directly to end-users and, in the case of hardware, indirectly through resellers as well. The hardware products that we resell are not functional without our software. To support our software products, we sell software maintenance and support, installation, implementation, training and consulting services directly to end-users and indirectly through resellers.

        We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), to all transactions involving the sale of multiple elements including software, hardware and service revenue. We apply the provisions of Statement of Financial Accounting Standards ("SFAS") 48, "Revenue Recognition When Right of Return Exists," with respect to providing for potential future product returns. As described below, we must make and use significant judgments and estimates in connection with the revenue recognized in any accounting period. Material differences may have resulted in the amount and timing of our revenue if we had made different judgments or utilized different estimates.

        We recognize revenue from the sale of software products, hardware and media to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no uncertainties regarding customer acceptance. We maintain a reserve for potential product returns. We sell monthly, annual and multiple-year maintenance contracts and the revenue associated therewith is recognized over the term of the related maintenance period, beginning on the date of delivery. We recognize other service revenue as we perform the associated services. If an arrangement includes an acceptance provision and acceptance is uncertain, then we will defer all revenue until the customer accepts the products it purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision tied to determination that our product meets published specifications and there are no uncertainties with regard to the customer's acceptance, then we will recognize revenue at the time of sale, provided that all of the other previously mentioned revenue recognition criteria have been met and the acceptance period is of short duration.

        Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element, to the extent vendor specific objective evidence ("VSOE") of fair value exists, under the residual method, in accordance with SOP 98-9. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

        For all sales, we use a binding purchase order, a signed contract, or a credit card authorization as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship between us and the reseller, together with binding purchase orders on a transaction-by-transaction basis.

        At the time of a transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is probable. If a significant portion of a fee is due beyond our normal payment terms, which are thirty to ninety days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We review Dunn & Bradstreet credit reports for our resellers and adjust our credit limits with those resellers accordingly. If a particular reseller does not have a favorable report or if we do not have enough credit information to determine if the reseller is credit-worthy then we typically sell to that reseller on cash on delivery terms. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of payment.

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

        Our combined accounts receivable and product returns reserve was $45,000 and $14,000 on December 31, 2007 and December 31, 2006, respectively. Both components of calculating the estimated reserve—specific identification and historic experience—are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

        Our deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts as well as sales of our products targeted to the healthcare vertical market that involve both the sale of software and implementation services for which the implementation services have not yet been performed. The other components of deferred revenue are amounts from sales transactions that were deferred because they did not meet all of the provisions of our revenue recognition policy.

        Software Development Costs.    We consider software development costs for capitalization when technological feasibility is established in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed." We sell software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, we have determined that we cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which cost could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to our consolidated financial position or results of operations. Therefore, we charge all software development costs to operations in the period incurred.

        Goodwill and Intangible Assets.    We account for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill represents the excess of purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years.

        We account for intangible assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Asset." Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

        We account for business combinations in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires the use of the purchase method of accounting for business combinations. In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged. In accordance with SFAS 141, we allocate the purchase price of our business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

        Stock Based Compensation.    Effective January 1, 2006, we adopted the provisions of SFAS 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. We calculate this expense based upon an annualized estimated forfeiture rate determined by historical information and management's estimate of future voluntary turnover rates and we true-up estimated forfeitures to actual at the end of each reporting period.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact to the additional paid-in-capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. We adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2007, we had no unrecognized tax benefits.

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

New Accounting Pronouncements

        In September 2006, the FASB issued Statement 157 "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. Application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, becomes effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt this statement prospectively once it is effective and applicable to us. We do not expect SFAS 157 to have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007. We will adopt this statement prospectively once it is effective and applicable to us. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R "Business Combinations" ("SFAS 141R"), which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement once it is effective and applicable. SFAS 141R will not have an impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 clarifies the classification in a company's consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for us as of January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Year ended December 31,
	2007	2006
Revenue:
Software license	29.3%	30.8%
Hardware and media	12.3	15.1
Service and other	58.4	54.1

Total revenue	100.0	100.0

Cost of revenue:
Software license	2.4	1.5
Hardware and media	7.9	9.4
Service and other	23.1	23.8

Total cost of revenue	33.4	34.7

Gross profit	66.6	65.3

Operating expenses:
Sales and marketing	43.5	59.6
Research and development	17.4	20.5
General and administrative	20.0	24.4
Restructuring costs	2.1	—

Total operating expenses	83.0	104.5

Loss from operations	(16.4)	(39.2)
Interest and other income	0.5	1.2
Interest expense	(1.0)	(0.1)

Net loss	(16.9)%	(38.2)%

Gross profit:
Software license	91.7%	95.0%
Hardware and media	36.2	38.2
Service and other	60.4	56.0

        Our revenue consists primarily of software license revenue, hardware and media revenue and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the twelve months ended December 31, 2007and 2006, as well as the percentage change year over year:

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 versus 2006
Total revenue	$16,528,130	$13,775,222	20.0%
Net loss	$(2,790,044)	$(5,263,612)	47.0%
Software license revenue	$4,845,506	$4,237,830	14.3%

        During the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006, our revenue increased by approximately $2.8 million and our net loss decreased by approximately $2.5 million. Our gross profit for the twelve months ended December 31, 2007 increased by approximately $2.0 million as compared to the same period in the prior fiscal year due primarily to an increase in revenue from our customers in the healthcare and legal vertical markets. Despite the costs associated with the additional employees that we added from the BlueChip business, our operating expenses decreased by approximately $1.0 million (excluding the $343,450 restructuring charge incurred in the first quarter of 2007) in the twelve months ended December 31, 2007 as compared to the same period in 2006, due a reduction in expenses resulting from the restructuring plan we adopted during the first half of fiscal year 2007. We are experiencing the benefit of our cost cutting measures as our net loss decreased from $1,948,000 in the first quarter of 2007, to $779,000 in the second quarter, to $83,000 in the third quarter and to net income of $19,000 in the fourth quarter.

        The increase in total revenue of approximately $2.8 million during the twelve months ended December 31, 2007 as compared to the same period of 2006 was primarily due to the revenue associated with the new healthcare customers we gained as a result of our acquisition of BlueChip in December 2006. As a result of this and our continued success in the legal vertical market, we experienced a 14% increase in software license revenue led by a 61% increase in AccuRoute software license revenue. The increase in AccuRoute software license revenue was sufficiently large enough to offset a 50% decrease in our legacy fax product software license revenue for the twelve months ended December 31, 2007 as compared to the same period in the prior fiscal year. We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

        We experienced an increase in service and other revenue for the twelve months ended December 31, 2007 as compared to the same period in the prior fiscal year due to an increase in support revenue from our AccuRoute product, which was due in part to the addition of new customers that we gained as a result of our acquisition of BlueChip.

        Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation costs are fixed in advance of a particular quarter. As a result, the costs we incur for sales and marketing, research and development and general and administrative could continue to increase as a percentage of our revenue, thereby negatively affecting our operating results.

        Sales from our European operations, which were in a steady decline for several years, increased by 29% during twelve months ended December 31, 2007 as compared to twelve months ended December 31, 2006. We remain optimistic that we will continue to see improvements outside the Americas, but for now, we will rely primarily on our U.S. sales organization for our shorter-term growth. We will continue to leverage our European AccuRoute base and indirect channel relationships to focus sales resources on the overseas legal and financial services vertical markets. However, we expect that in the short-term, U.S. sales are likely to constitute a greater percentage of revenue than sales outside the U.S. and there can be no assurances that we will be able to increase international sales of our products and the failure to do so may have a material adverse effect on business, financial condition and results of operations.

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

        We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed base. We are pursuing sales opportunities via our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products. However, as shown in the following table, in recent periods, more of our sales resources have been focused on selling directly to our customers and we have consequently derived a significant portion of our revenue from direct sales:

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 versus 2006
Total software license, hardware and media revenue	$6,883,807	$6,324,187	8.9%
Total software license, hardware and media revenue from indirect distribution channel sales	$1,762,227	$2,195,704	(19.7)%
Software license revenue from indirect distribution channel sales as a percentage of total software license and hardware revenue	25.6%	34.7%	(9.1)
			Percentage points ("ppt")

Fiscal Years Ended December 31, 2007 and 2006

Revenue

        Software License.    Our software license revenue increased by approximately $608,000 in the twelve months ended December 31, 2007, as compared to the same period in 2006, due to an increase in sales from of our AccuRoute product in both the healthcare vertical market (due to the addition of former BlueChip customers) and the legal vertical market, which software license revenue was offset in part by a decrease in revenue from sales of our legacy fax products. We continue to experience general market acceptance of our AccuRoute product in the legal vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

        During the twelve months ended December 31, 2007, our software license revenue by product category, as compared to the same period in 2006 was as follows:

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Total revenue	$16,528,130	$13,775,222	20.0%
Software license revenue	$4,845,506	$4,237,830	14.3%
AccuRoute license revenue	$3,983,208	$2,481,844	60.5%
Legacy fax license revenue	$866,851	$1,737,480	(50.1)%
Freight and allowances for returns	$(4,553)	$18,506	(124.6)%
Software license revenue as a percent of total revenue	29.3%	30.8%	(1.5)ppt

        During the twelve months ended December 31, 2007, our software license revenue represented a decreased percentage of our total revenue as compared to same period in 2006 due primarily to an increase in service and other revenue as discussed in greater detail below.

        The results for the twelve months ended December 31, 2007 and 2006 demonstrate that our software license revenue continues to shift toward our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines (excluding freight and allowances for returns) as a percentage of our total software license revenue:

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
As a percent of software license revenue:
AccuRoute software license revenue	82.2%	58.6%	23.6	ppt
Legacy fax software license revenue	17.9%	41.0%	(23.2	)ppt

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

        Hardware and Media.    As shown in the following table, hardware and media revenue decreased approximately $48,000 during the twelve month period ended December 31, 2007 as compared to the twelve month period ended December 31, 2006. Included in hardware and media revenue for the twelve month period ended December 31, 2007 is $585,000 of media revenue that we added during this period as a result of our acquisition of BlueChip. The slight decrease in hardware and media revenue for the twelve months ended December 31, 2007 was due primarily to a decrease in sales of our legacy fax products, sales of which are the main driver for our hardware revenue. This decrease was offset in part by the media component of our revenue, which we added as a result of the acquisition of BlueChip.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Hardware and media revenue	$2,038,301	$2,086,357	(2.3)%
As a percent of total revenue	12.3%	15.1%	(2.8	)ppt

        We expect market demand for our AccuRoute product, which generally does not require our customers to purchase additional hardware, to increase and, if it does, we anticipate hardware revenue will continue to constitute a smaller percentage of our total revenue. We expect media revenue to remain relatively flat year over year.

        Service and Other.    Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased approximately $2.2 million in the twelve month months ended December 31, 2007 as compared to the same period in 2006. This increase is due to the addition of service and other revenue that resulted from our December 2006 acquisition of BlueChip, as well as an increase in support revenue from our non-Healthcare Suite AccuRoute product.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Service and other revenue	$9,644,323	$7,451,035	29.4%
As a percent of total revenue	58.4%	54.1%	4.3	ppt

        We are focused on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe and other non-U.S. locations, and we will continue to focus our attention on generating additional service and other revenue in fiscal year 2008.

Cost of Revenue

        Software License.    Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media and contracting for product duplication, as well as amortization of purchased technology. Our software license gross margin percentage decreased and the cost of software license revenue increased for the twelve months ended December 31, 2007 as compared to the corresponding period in 2006, due primarily to the amortization of purchased technology associated with our acquisition of BlueChip, which is being amortized over its estimated future life of five years.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Cost of software license revenue	$402,470	$210,675	91.0%
Software license revenue gross margin	91.7%	95.0%	(3.3	)ppt

        We do not expect significant changes in our software license revenue gross margins for fiscal year 2008 as compared to fiscal year 2007.

        Hardware and Media.    Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products. As shown in the following table, during the twelve months ended December 31, 2007, we experienced an increase in our cost of hardware and media revenue and a decrease in our hardware and media gross margin percentage compared to the twelve months ended December 31, 2006. The increase in absolute dollars is due to costs associated with the media sales that we are now making as a result of our acquisition of BlueChip. The decrease in the gross margin percentage is primarily due to an unfavorable change in the mix of particular hardware products that we sold, offset in part by an increase in the gross margin related to media sales, which had a higher gross margin than our hardware.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Cost of hardware and media revenue	$1,300,964	$1,289,395	0.9%
Hardware and media revenue gross margin	36.2%	38.2%	(2.0	)ppt

        We do not expect significant changes in media and hardware unit prices for fiscal year 2008 as compared to fiscal year 2007.

        Service and Other.    Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installation and other customer service-related expenses. As shown in the following table, our cost of service and other revenue increased in absolute dollars and the gross margin percentage for service and other revenue increased during the twelve months ended December 31, 2007, as compared to the same period in 2006. The increase in absolute dollars is due primarily to the December 2006 addition of former BlueChip employees to our service department, offset in part by a reduction in expenses, including wages and recruiting, as a result of our 2007 restructuring plan. The increase in gross margin is due to the increase in support revenue from BlueChip customers.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Cost of service and other revenue	$3,820,151	$3,279,166	16.5%
Service and other revenue gross margin	60.4%	56.0%	4.4	ppt

        We do not expect any significant variances in our service and other revenue gross margin percentages for fiscal year 2008, as compared to fiscal year 2007.

Operating Expenses

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses decreased $1.0 million and as a percentage of total revenue during the twelve month period ended December 31, 2007, as compared to the same period in 2006, due to a reduction in headcount as a result of our 2007 restructuring plan, which resulted in decreased wages and other costs associated with supporting those employees. In addition, our marketing program expenditures decreased in accordance with our cost reduction plan and our recruiting expenses also decreased as we did not hire as many employees in 2007 that required the services of a recruiting agency. These decreases were offset in part by the addition of former BlueChip employees to our sales and marketing departments.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Sales and marketing expenses	$7,180,114	$8,214,696	(12.6)%
As a percent of total revenue	43.5%	59.6%	(16.1	)ppt

        During fiscal year 2008, we expect our investment in sales and marketing and business development will increase compared to fiscal year 2007.

        Research and Development Expenses.    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. In the most recently completed fiscal year, as shown in the following table, our research and development expenses increased by approximately $64,000 as compared to the same period in the prior fiscal year due to an increase in expenses resulting from new research and development personnel hired through our acquisition of BlueChip, offset in part by a reduction in headcount, including consultants, as a result of our 2007 restructuring plan. In addition, the twelve months ended December 31, 2006 include a one time write-off of in-process research and development costs associated with the acquisition of BlueChip. Research and development expenses as a percentage of total revenue decreased in the twelve month period ended December 31, 2007 as compared to the same period in 2006 due to an increase in revenue as discussed above.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Research and development expenses	$2,883,619	$2,819,750	2.3%
As a percent of total revenue	17.4%	20.5%	(3.1	)ppt

        We expect that, in fiscal year 2008, our research and development expenses will decrease as compared to 2007.

        General and Administrative Expenses.    General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel and associated corporate general and administrative expenses. As shown in the table below, our general and administrative expenses decreased by approximately $59,000 in the twelve months ended December 31, 2007 as compared to the same period in 2006 due primarily to a reduction in headcount at our European operations resulting from our March 2007 restructuring plan and, to a lesser extent, a reduction in total fees paid to the Board of Directors. These reductions were offset in part by increases in consulting expenses and in legal and accounting fees related primarily to work associated with public company reporting requirements and a review of our existing commercial and licensing agreements. General and administrative expenses as a percentage of total revenue decreased in the twelve month period ended December 31, 2007 as compared to the same period in 2006 due to our overall revenue growth.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
General and administrative expenses	$3,305,469	$3,364,491	(1.8)%
As a percent of total revenue	20.0%	24.4%	(4.4	)ppt

        We expect our general and administrative expenses will decrease in 2008 as compared to 2007.

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

        As a result of these cost reduction activities, we recorded a pre-tax charge of $343,450 for the twelve month period ended December 31, 2007, which charge included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip's former headquarters. The total cash impact of the restructuring was $343,450; and all of these amounts have been paid in full during the twelve month period ended December 31, 2007.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Restructuring costs	$343,450	$—	100.0%
As a percent of total revenue	2.1%	—%	2.1	ppt

        Interest and Other Income and Interest Expense.    Interest and other income consists principally of interest income earned on cash and cash equivalent balances. The decrease in interest and other income for the twelve months ended December 31, 2007 as compared to the same period in 2006 is a result of a lower average investment balance. Interest expense represents the interest associated with a capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the BlueChip Seller in December 2006.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Interest income	$84,636	$159,450	(46.9)%
Interest expense	$(166,573)	$(20,111)	728.3%
Interest income as a percent of total revenue	0.5%	1.2%	(0.7)	ppt
Interest expense as percent of total revenue	(1.0)%	(0.1)%	(0.9)	ppt

        We expect that interest and other income and interest expense will remain relatively stable during 2008.

        Income Tax Benefit.    We did not record an income tax benefit associated with any pre-tax loss for the twelve months ended December 31, 2007 and 2006 due to uncertainty regarding future taxable income.

Inflation

        During the fiscal years ended December 31, 2007 and 2006, neither inflation nor changing prices have had a material impact on our net sales, revenue, or income from continuing operations.

Liquidity and Capital Resources

        Since 1996, we have financed our operations primarily through cash flow from operations and private and public sales of securities. As of December 31, 2007, we had cash and cash equivalents of $2.3 million and a net working deficit of $2.2 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Twelve months ended December 31,		Percent Change
	2007	2006	2007 Versus 2006
Cash used in:
Operating activities	$(1,688,184)	$(3,881,360)	56.5%
Investing activities	$(714,243)	$(970,447)	26.4%
Financing activities	$(736,078)	$(191,397)	(284.6)%

        Our operating activities used cash of $1.7 million and $3.9 million for the twelve months ended December 31, 2007 and 2006, respectively. We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings and liquidity during 2008, but that our existing cash is sufficient for at least the next twelve months.

        Net cash used during the twelve months ended December 31, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by a decrease in unbilled accounts receivable, an increase in deferred revenue, as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting shares of restricted stock. The increase in deferred revenue is due to a higher volume of support contracts. The decrease in unbilled accounts receivable is due to the fulfillment of contracts that had not been completed by BlueChip prior to our acquisition of that company. The increase in depreciation and amortization expense is due to the amortization related to the net identifiable intangible assets recorded in connection with our December 2006 acquisition of BlueChip.

        Net cash used during the twelve months ended December 31, 2006 consisted primarily of a net loss from operations and an increase in prepaid expenses and other current assets, which was offset in part by an increase in accounts payable and deferred rent as well as the non-cash effects of stock-based compensation expense and depreciation.

        Investing activities used cash of $714,243 and $970,447 during the twelve months ended December 31, 2007 and 2006, respectively. The primary use of cash for investing activities during the twelve months ended December 31, 2007 consisted of the $562,000 cash payment made to the Seller of BlueChip for our December 2006 acquisition as well as additional legal and accounting fees related to the acquisition. The primary use of cash for investing activities for the twelve months ended December 31, 2006 was for the purchase of property and equipment for our new headquarters, offset in part by the net cash acquired in connection with our purchase of BlueChip.

        Financing activities used cash of $736,078 and $191,397 during the twelve months ended December 31, 2007 and 2006, respectively. The primary use of cash during the twelve months ended December 31, 2007 consisted of $421,000 for principal payments made to the Seller of BlueChip as part of the purchase consideration. In addition, cash used for the twelve months ended December 31, 2006 was due primarily to the purchase of stock from an unaffiliated stockholder and the repayment of capital lease obligations.

        Based on our performance for the twelve months ended December 31, 2007 and current expectations for fiscal year 2008, we believe that our current cash and cash equivalents balance will be sufficient to satisfy our working capital needs and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, repayment of capital lease obligations and notes payable. However, it is possible that we will seek additional financing and there can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in those types of relationships.

Item 8.    Financial Statements and Supplementary Data

        The Company's Consolidated Financial Statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-33, respectively, of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of disclosure controls and procedures.

        As of December 31, 2007 (the "Evaluation Date"), the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's annual report on internal control over financial reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission "Internal Control Integrated Framework." Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        This information shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Changes in internal control over financial reporting

        There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2007 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

Executive Officers

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

Item 11.    Executive Compensation

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

Item 14.    Principal Accountant Fees and Services

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2007.

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
2.2
Agreement and Plan of Merger, dated November 13, 2006, by and among the Company, Blue Chip Technologies Ltd., BC Acquisition, Inc., Omtool Healthcare, LLC and William J. Rynkowski, Jr. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 13, 2006 and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K dated March 11, 2003 and incorporated herein by reference)
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
4.5
Registration Rights Agreement, dated as of December 29, 2006, by and among the Company and William J. Rynkowski, Jr. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 29, 2006 and incorporated herein by reference)
*10.1	1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.2	1997 Stock Plan, as amended, (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-91659 and incorporated herein by reference)

*10.3	1997 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
10.4	Form of Omtool Software License (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-29397 and incorporated herein by reference)
*10.5	Letter dated December 14, 1999 from the Company to Robert L. Voelk (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.6	Letter dated July 19, 2000 from the Company to Robert L. Voelk (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
*10.7	Severance Agreement with Robert L. Voelk, dated August 29, 2003 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.8
Severance Agreement with Daniel A. Coccoluto, dated August 29, 2003 (filed as Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2003 and incorporated herein by reference)
*10.9	Form of Incentive Stock Option Agreement (filed as Exhibit 10.17 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.10	Form of Incentive Stock Option Agreement (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.11	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.12	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference)
*10.13	Form of Stock Purchase and Restriction Agreement—Officer (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)
*10.14	Form of Stock Purchase and Restriction Agreement—Director (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference)
*10.15	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference)
10.16
Lease Agreement, dated January 6, 2006, between SFI I, LLC and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 6, 2006 and incorporated herein by reference)
10.17
Agreement for Construction Projects, dated January 24, 2006, between the Company and Prism Builders, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 24, 2006 and incorporated herein by reference)

10.18
Sublease Agreement, dated July 28, 2006 and effective as of July 1, 2006, by and between the Company and eSped.com, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 2006 and incorporated herein by reference).
*10.19
Employment Agreement, dated as of December 29, 2006, by and between the Company and William J. Rynkowski, Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 29, 2006 and incorporated herein by reference)
*10.20
Letter Agreement Regarding Change of Control Severance Eligibility, dated April 11, 2007, by and among the Company and Karen Cummings (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2007 and incorporated herein by reference)
*10.21	2007 Equity Compensation Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, No 333-143917 and incorporated herein by reference)
21	Subsidiaries of the Company
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Indicates a management contract or any compensatory plan, contract or arrangement.

  (b)
  Exhibits.

        The exhibits required by this Item are listed under Item 15(a)(3).

    (c)
    Financial Statement Schedules.

        The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on the 28th day of March 2008.

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

Name	Title	Date

/s/ ROBERT L. VOELK Robert L. Voelk	Chairman, Chief Executive Officer and President (principal executive officer)	March 28, 2008
/s/ DANIEL A. COCCOLUTO Daniel A. Coccoluto	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	March 28, 2008
/s/ RICHARD D. CRAMER Richard D. Cramer	Director	March 28, 2008
/s/ ARNOLD E. DITRI Arnold E. Ditri	Director	March 28, 2008

/s/ WILLIAM J. DRUMMEY William J. Drummey	Director	March 28, 2008
/s/ JAMES P. O'HALLORAN James P. O'Halloran	Director	March 28, 2008
/s/ WILLIAM J. RYNKOWSKI William J. Rynkowski	Director	March 28, 2008
/s/ MARTIN A. SCHULTZ Martin A. Schultz	Director	March 28, 2008

OMTOOL, LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Omtool, Ltd.:

        We have audited the accompanying consolidated balance sheets and statements of operations of Omtool, Ltd. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related statements of, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omtool, Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano and Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 28, 2008

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,328,033	$5,469,366
Accounts receivable, net of reserves of $45,000 and $14,000 at December 31, 2007 and 2006, respectively	2,132,950	2,100,266
Unbilled accounts receivable	419,843	677,624
Inventory	75,959	111,389
Prepaid expenses and other current assets	368,739	491,483

Total current assets	5,325,524	8,850,128
Property and equipment, net	1,278,297	1,525,028
Goodwill	1,883,096	1,776,051
Intangible assets, net	1,276,656	1,785,000
Unbilled accounts receivable, long-term	216,997	424,469
Other assets	291,568	66,730

	$10,272,138	$14,427,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$949,941	$2,069,727
Accrued liabilities	1,571,099	1,521,644
Deferred revenue, current	4,346,598	4,026,773
Capital lease obligations, current	94,624	442,438
Amount due to seller (Note 3)	—	562,090
Note payable, current	561,234	467,695

Total current liabilities	7,523,496	9,090,367
Long term liabilities:
Deferred rent	467,660	498,348
Deferred revenue, long-term	523,877	436,086
Capital lease obligations, long-term	259,977	—
Note payable, long-term	701,543	1,216,007

Total liabilities	9,476,553	11,240,808

Commitments, contingencies and guarantees (Notes 13 and 15)
Stockholders' equity:
Preferred stock, $0.01 par value
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Common stock, $0.01 par value
Authorized—35,000,000 shares; Issued—4,743,209 shares in 2007 and 2006, Outstanding—4,561,045 and 4,432,101 shares in 2007 and 2006, respectively	47,432	47,432
Treasury stock, at cost, 182,164 and 311,108 shares in 2007 and 2006, respectively	(1,399,071)	(1,858,435)
Additional paid-in capital	36,683,169	36,668,927
Accumulated deficit	(34,465,277)	(31,608,373)
Accumulated other comprehensive loss	(70,668)	(62,953)

Total stockholders' equity	795,585	3,186,598

	$10,272,138	$14,427,406

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenue:
Software license	$4,845,506	$4,237,830
Hardware and media	2,038,301	2,086,357
Service and other	9,644,323	7,451,035

Total revenue	16,528,130	13,775,222

Cost of revenue:
Software license	402,470	210,675
Hardware and media	1,300,964	1,289,395
Service and other	3,820,151	3,279,166

Total cost of revenue	5,523,585	4,779,236

Gross profit	11,004,545	8,995,986

Operating expenses:
Sales and marketing	7,180,114	8,214,696
Research and development	2,883,619	2,819,750
General and administrative	3,305,469	3,364,491
Restructuring costs	343,450	—

Total operating expenses	13,712,652	14,398,937

Loss from operations	(2,708,107)	(5,402,951)
Interest and other income	84,636	159,450
Interest expense	(166,573)	(20,111)

Net loss	$(2,790,044)	$(5,263,612)

Net loss per share:
Basic and diluted	$(0.62)	$(1.31)

Weighted average shares used in per share calculations:
Basic and diluted	4,534,584	4,024,845

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Treasury Stock
								Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Number of Shares	Amount	Deferred Compensation	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2005	4,367,878	$43,679	(390,856)	$(2,005,618)	$(775,865)	$35,556,639	$(26,327,762)	$(59,384)	$6,431,689
Reclassification of deferred compensation to additional paid-in capital	—	—	—	—	775,865	(775,865)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,263,612)	—	(5,263,612)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(3,569)	(3,569)

Total comprehensive loss	—	—	—	—	—	—	—	—	(5,267,181)

Purchase of treasury stock	—	—	(25,000)	(137,750)	—	(26,858)	—	—	(164,608)
Issuance of common stock and options in acquisition	375,331	3,753	—	—	—	1,843,141	—	—	1,846,894
Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	6,678	37,506	—	—	(16,999)	—	20,507
Issuance of restricted common stock	—	—	108,196	1,082	—	—	—	—	1,082
Forfeiture of restricted common stock	—	—	(7,970)	(80)	—	—	—	—	(80)
Cancellation of restricted stock in payment of withholding tax requirements	—	—	(2,156)	(15,502)	—	—	—	—	(15,502)
Stock-based compensation expense	—	—	—	261,927	—	71,870	—	—	333,797

Balance, December 31, 2006	4,743,209	$47,432	(311,108)	$(1,858,435)	$—	$36,668,927	$(31,608,373)	$(62,953)	$3,186,598
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,790,044)	—	(2,790,044)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(7,715)	(7,715)

Total comprehensive loss	—	—	—	—	—	—	—	—	(2,797,759)

Exercise of stock options and issuance of shares through Employee Stock Purchase Plan	—	—	11,272	88,357	—	—	(66,860)	—	21,497
Issuance of restricted common stock	—	—	149,175	1,492	—	—	—	—	1,492
Forfeiture of restricted common stock	—	—	(30,480)	(305)	—	—	—	—	(305)
Cancellation of restricted stock in payment of withholding tax requirements	—	—	(1,023)	(3,978)	—	—	—	—	(3,978)
Stock-based compensation expense	—	—	—	373,798	—	14,242	—	—	388,040

Balance, December 31, 2007	4,743,209	$47,432	(182,164)	$(1,399,071)	$—	$36,683,169	$(34,465,277)	$(70,668)	$795,585

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(2,790,044)	$(5,263,612)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	800,540	231,794
Accounts receivable reserves	31,275	(19,164)
Stock-based compensation expense	388,040	333,797
In-process research and development	—	80,000
Changes in assets and liabilities, net of amounts acquired—
Accounts receivable	(60,460)	(62,748)
Unbilled accounts receivable	465,253	—
Prepaid expenses and other current assets	123,660	(158,508)
Inventory	35,430	(32,313)
Other assets	25,162	(41,568)
Accounts payable	(1,122,381)	549,896
Accrued liabilities	42,792	(26,873)
Deferred revenue	403,237	29,591
Deferred rent	(30,688)	498,348

Net cash used in operating activities	(1,688,184)	(3,881,360)

Cash Flows from Investing Activities:
Cash acquired from (paid for) business acquisition, net of acquisition costs paid	(669,135)	67,475
Purchases of property and equipment	(45,108)	(1,037,922)

Net cash used in investing activities	(714,243)	(970,447)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	21,497	20,507
Net proceeds from issuance of restricted common stock	1,492	1,082
Forfeiture of restricted common stock	(305)	(80)
Purchase of treasury stock	—	(164,608)
Principal payments for note payable	(420,926)	—
Principal payments for capital lease obligations	(87,836)	(48,298)
Pledged collateral for capital lease obligations	(250,000)

Net cash used in financing activities	(736,078)	(191,397)

Exchange rate effect on cash and cash equivalents	(2,828)	41,298

Net decrease in cash and cash equivalents	(3,141,333)	(5,001,906)
Cash and cash equivalents, beginning of year	5,469,366	10,471,272

Cash and cash equivalents, end of year	$2,328,033	$5,469,366

Noncash Investing and Financing Activities:
Property and equipment purchased under capital lease	$—	$490,736

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$157,891	$20,483

Cancellation of restricted common stock in payment of withholding tax requirements	$3,978	$15,502

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

        On December 29, 2006, the Company acquired the assets and liabilities of Blue Chip Technologies, Inc. as follows (see Note 3):

	Years Ended December 31,
	2007	2006
Accounts receivable	$—	$375,527
Unbilled accounts receivable	—	1,102,093
Other assets	—	24,719
Property and equipment	—	49,976
Intangible assets	—	1,785,000
In-process research and development	—	80,000
Goodwill	107,045	1,776,051
Cash acquired from business acquisition, net of acquisition costs paid	—	67,475

	107,045	5,260,841
Note payable and amount due to seller	—	(2,245,792)
Accrued direct acquisition costs	(107,045)	(434,540)
Value of common stock issued	—	(1,478,804)
Value of stock options issued	—	(368,090)

Liabilities assumed	$—	$733,615

The accompanying notes are an integral part of these consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Omtool, Ltd. ("Omtool" or the "Company") provides document- and information-handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. The Company's software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

        The Company resells certain hardware products (such as intelligent fax boards) from third-party vendors. Typically, hardware sales are a result of either new sales or existing customers upgrading their information technology infrastructure. Occasionally, where the Company's customers also want fax capabilities, it sells hardware products with its AccuRoute product. These hardware sales are undertaken as a convenience to customers, who alternatively can opt to obtain hardware directly from a third-party vendor. The fax boards and fax modems that are resold are not functional without the Company's product software and it is not generally in the business of selling fax boards and modems. The Company purchases these hardware products as needed to ship to its customers and it maintains a minimal inventory of these hardware products.

        The Company also resells media products from third-party vendors to its customers in the healthcare vertical market. These media products include such items as admission labels and patient wristbands. The Company purchases these media products as needed and maintains a minimal inventory of these media products.

        Service and other revenue has historically consisted primarily of the sale of support contracts to complement software products licensed to customers. The Company generates a smaller portion of its service and other revenue from consulting, training and installation services.

        In December 2006, the Company acquired Blue Chip Technologies Ltd. ("BlueChip"), a provider of electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market. The Company has been incorporating BlueChip forms automation and document archiving functionalities into its AccuRoute product line to create the Omtool Healthcare Suite.

        The Company has not been profitable and has been generating annual operating losses since 2005. However, the Company believes its current cash and cash equivalents balance will be sufficient to satisfy the working capital needs and other liquidity requirements associated with its operations through at least the next twelve months.

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

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(b)   Revenue Recognition

        The Company derives its revenue from primarily two sources (i) product revenue, which includes software license, hardware and media revenue and (ii) service and support revenue, which includes software maintenance and support, installation, implementation, training and consulting revenue. The Company licenses its software products on a perpetual basis. The Company generates revenue from licensing the rights to use its software products and sales of hardware directly to end-users and indirectly through resellers. The Company's resellers order products from the Company based on purchase orders received from end-users and do not order stock. The Company's products are generally sold to resellers and directly to end-users without any specifically stated rights of return. Occasionally, however, the Company, in its sole discretion, will accept a product return if the end-user finds that the product does not fit its needs. The Company also sells hardware and media products, which are provided by a third-party, at cost plus an additional mark-up, to end-users and, in the case of hardware, indirectly through resellers as well. The hardware products that are resold are not functional without the Company's software. To support its software products, the Company sells software maintenance and support, installation, implementation, training and consulting services to end-users and indirectly through resellers.

        The Company applies the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," ("SOP 98-9") to all transactions involving the sale of multiple elements including software, hardware and service revenue. The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") 48, "Revenue Recognition When Right of Return Exists," with respect to providing for potential future product returns.

        The Company recognizes revenue from the sale of software products, hardware and media to both end-users and resellers when persuasive evidence of an arrangement exists, the products have been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no uncertainties regarding customer acceptance. The Company maintains a reserve for potential product returns. The Company sells monthly, annual and multiple-year maintenance contracts and the revenue associated therewith is recognized over the term of the related maintenance period, beginning on the date of delivery. Other service revenue is recognized as the services are performed. If an arrangement includes an acceptance provision and acceptance is uncertain then the Company will defer all revenue until the customer accepts the products it purchased. Acceptance in these instances generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes an acceptance provision regarding the Company's product meeting published specifications and there are no uncertainties with regard to the customer's acceptance, then the Company will recognize revenue at the time of sale, provided that all other revenue recognition criteria previously mentioned have been met and the acceptance period is of short duration. The Company's transactions frequently involve the sales of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element, to the extent VSOE of fair value exists, under the residual method, in accordance with SOP 98-9. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. The Company's services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to the Company by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

        The Company's current and long-term deferred revenue is comprised mainly of revenue that is deferred for software maintenance and support contracts as well as sales of the Company's products targeted to the healthcare vertical market that involve both the sale of software and implementation services for which the implementation services have not yet been performed and accepted by the customer. The other components of deferred revenue are the amounts from sales transactions that were deferred because they did not meet all of the provisions of the Company's revenue recognition policy.

        At December 31, 2007 and 2006, deferred revenue consisted of the following:

	December 31,
	2007	2006
Deferred revenue—licenses, implementation and hardware	$284,603	$509,942
Deferred revenue—support and other services, current	4,061,995	3,516,831
Deferred revenue—support and other services, long-term	523,877	436,086

	$4,870,475	$4,462,859

        In March 2006, BlueChip, which was acquired by the Company during 2006 (Note 3), reached a settlement with a customer which resolved certain licensing and servicing issues. As part of this settlement and prior to the acquisition, BlueChip received $4,000,000. In addition, the parties reached an agreement whereby BlueChip will provide maintenance on installed software for a period of 4 years. In purchase accounting, the Company recorded the fair value of the obligation to provide these services as a component of current and long-term deferred revenue in the accompanying consolidated balance sheet as of December 31, 2007 and 2006. The present value of the maintenance portion of the settlement is recorded as current and long-term unbilled accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007 and 2006. Current unbilled accounts receivable and deferred revenue also includes the estimated costs to provide implementation services not yet performed as of December 31, 2007 and 2006.

(c)   Cost of Sales

        Cost of software license revenue consists primarily of the costs incurred for sublicensing third-party software products, product media and product duplication. Cost of hardware and media revenue consists of the costs the Company incurs in purchasing third-party hardware and media products including associated shipping and handling costs. Cost of service and other revenue consists primarily of the costs incurred for providing telephone support for the Company's software license products, as well as other miscellaneous customer service-related expenses.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(d)   Software Development Costs

        Software development costs are considered for capitalization when technological feasibility is established in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has determined that it cannot ascertain technological feasibility until the development state of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that might be capitalized are not material to the Company's consolidated financial position or results of operations. Consequently, the Company has charged all software development costs to operations in the period incurred and no amounts have been capitalized.

(e)   Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were approximately $1,266,000 and $4,493,000 at December 31, 2007 and 2006, respectively. Cash equivalents at December 31, 2007 and 2006 primarily consisted of investments in money market funds.

(f)    Advertising Expense

        The Company recognizes advertising expense as incurred. For the years ended December 31, 2007 and 2006, the Company recognized approximately $17,000 and $41,000, respectively, as advertising expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(h)   Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using straight-line methods over the following useful lives:

		December 31
Asset Classification	Estimated Useful Life	2007	2006
Computer equipment	1—5 years	$605,592	$551,605
Computer software	2—3 years	293,032	290,291
Equipment under capital lease	Shorter of the life of the lease or the estimated useful life	483,220	483,220
Furniture and fixtures	5—7 years	199,001	202,699
Leasehold improvements	Shorter of the life of the lease or the estimated useful life	755,737	763,254

		$2,336,582	$2,291,069
Less—Accumulated depreciation		(1,058,285)	(766,041)

		$1,278,297	$1,525,028

        As of December 31, 2007, accumulated depreciation was $116,000 and depreciation expense was $69,000 related to equipment under capital lease. Accumulated depreciation and depreciation expense related to equipment under capital lease was approximately $47,000 as of December 31, 2006. Total depreciation expense was approximately $292,000 and $232,000 for the years ended December 31, 2007 and 2006, respectively. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

(i)    Goodwill and Intangible Assets

        The Company accounts for goodwill in accordance with SFAS 142 "Goodwill and Other Intangible Assets." Goodwill represents the excess of purchase price in a business combination over the fair value of net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years.

        The Company accounts for intangible assets in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Asset." Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in the twelve months ended December 31, 2007 and 2006.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(j)    Business Combinations

        The Company accounts for business combinations in accordance with SFAS 141, "Business Combinations" ("SFAS 141"), which requires the use of the purchase method of accounting for business combinations. In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

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

(k)   Stock Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company calculates this expense based upon an annualized estimated forfeiture rate determined by historical information and management's estimate of future voluntary turnover rates. The Company trues-up estimated forfeitures to actual at the end of each reporting period.

        As a result of adopting SFAS 123R as of January 1, 2006, the Company incurred stock-based compensation expense during the twelve months ended December 31, 2007 and 2006 of approximately $14,000 and $26,000, respectively, for stock options and shares purchased under the employee stock purchase plan, of which $1,000 and $6,000, respectively, are recorded in cost of service and other revenue and $13,000 and $20,000, respectively, are recorded in operating expenses. The impact on basic and diluted and loss per share was $(0.00) and ($0.01) for the twelve months ended December 31, 2007 and 2006, respectively.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

(m)  Concentration of Credit Risk, Fair Value of Financial Instruments and Significant Customers

        The amount reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amount due to seller and current notes payable and capital lease obligations approximate their fair value due to their short-term maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company believes the amount reflected in the consolidated balance sheet for long-term notes payable and capital lease obligations approximates fair value as of December 31, 2007 and 2006. The Company's cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing and, at times, may exceed federally insured limits.

        The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses are believed by management to be inherent in the Company's accounts receivable.

        As of December 31, 2007, one customer accounted for 11% of the Company's accounts receivable balance and another customer accounted for 13% of the Company's accounts receivable balance. As of December 31, 2006 no one single customer accounted for greater than 10% of the Company's accounts receivable balance. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, no single customer accounted for greater than 10% of the Company's total revenue.

(n)   Accounts Receivable and Related Reserves

        The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest. The Company maintains reserves for potential product returns and makes adjustments to these reserves as needed based on historical product return rates and considers the impact of new product introductions, changes in customer demand and acceptance of the Company's products. Management's calculation of the estimated return reserve is based upon (1) an account specific review of potential returns from recent sales, where a return probability is known and (2) an estimate based upon past historical returns as a percentage of revenue. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the allowance for doubtful accounts on a monthly basis. Management's calculation of the estimated accounts receivable reserve is also based upon (1) an account specific review of potential uncollectible accounts, where a bad debt probability is known and (2) an estimate based upon past

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

historical bad debts, as a percentage of accounts receivable. The Company does not have any off-balance-sheet credit exposure to its customers.

        The following schedule summarizes the activity of the Company's accounts receivable reserve for the two years ended December 31, 2007:

Year Ended	Balance at Beginning of Year	Increases		Reductions		Balance at End of Year
December 31, 2006	$33,000	23,000	(1)	(42,000	)(2)	$14,000
December 31, 2007	$14,000	69,000	(1)	(38,000	)(2)	$45,000

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

        The following table displays the effects of the net reduction in the accounts receivable reserve which impacted net loss and net loss per share (excludes write-offs):

Year Ended	Effect on Net Loss	Effect on Net Loss per Basic and Diluted Share
December 31, 2006	$400	$0.00
December 31, 2007	$31,000	$0.01

(o)   Foreign Currency Translation

        The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS 52, "Foreign Currency Translation." Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year and revenue and expenses are translated at the average exchange rates during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of stockholders' equity (accumulated other comprehensive loss) in the accompanying consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not material for the years ended December 31, 2007 and 2006.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies and Estimates (Continued)

(p)   Earnings Per Share

        The Company reports earnings per share in accordance with SFAS 128, "Earnings per Share" ("SFAS 128") Diluted weighted average shares outstanding for the years ended December 31, 2007 and 2006 exclude 149,261 and 180,539, respectively, potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

(q)   New Accounting Pronouncements

        In September 2006, the FASB issued Statement 157 "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value financial instruments. Application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, becomes effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this statement prospectively once it is effective and applicable. The Company does not expect SFAS 157 to have a material impact on its financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement prospectively once it is effective and applicable. The Company does not expect SFAS 159 to have a material impact on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R "Business Combinations" ("SFAS 141R"), which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this statement once it is effective and applicable. SFAS 141R will not have an impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 clarifies the classification in a company's consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial position or results of operations.

(3) Acquisition

        On December 29, 2006 (the "Acquisition Date"), the Company acquired all of the outstanding shares of Blue Chip Technologies Ltd. for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip's sole shareholder ("Seller"), 375,331 shares of the Company's common stock (valued at $1,478,804), the issuance of vested options to purchase the Company's common stock in substitution for

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition (Continued)

outstanding BlueChip stock options (valued at $368,090) and direct acquisition costs of $563,838, which acquisition costs consisted primarily of financial advisory and legal and accounting services. BlueChip is a provider of electronic forms automation, document imaging and object archiving solutions for the healthcare vertical market. The Company acquired BlueChip in order to strengthen and expand its presence in the healthcare market.

        As of December 31, 2006, the $562,090 owed to the principal shareholder of BlueChip is classified in the accompanying consolidated balance sheet as "Amount due to seller." This amount was paid in January 2007.

        The promissory note entered into with the principal shareholder of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000, commencing on March 30, 2007 (See Note 7).

        The valuation of the Company's stock and stock options was set using an average closing price of the Company's common stock on the Nasdaq Stock Market over the five trading days immediately preceding and including the acquisition date. The fair value of the stock options the Company issued of $368,090 was estimated as of December 29, 2006 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, expected volatility of 79%, risk-free interest rate of 4.72% and expected life of 3.8 - 4.1 years.

        The total purchase price is allocated to BlueChip's net tangible and identifiable intangible assets based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded to goodwill. The following represents the allocation of the aggregate purchase price to the acquired net assets of BlueChip:

Purchase price:
Amount due to seller	$562,090
Note payable	1,683,702
Direct acquisition costs	563,838
Value of common stock issued	1,478,804
Value of stock options issued	368,090

Total purchase consideration paid	$4,656,524

Fair value of assets acquired and liabilities assumed:
Cash	$89,728
Accounts receivable and unbilled accounts receivable	1,477,620
Property and equipment	49,976
Other assets	24,719
Goodwill	1,883,096
Identifiable intangible assets	1,785,000
In-process research and development	80,000
Accounts payable and accrued expenses	(177,561)
Deferred revenue	(556,054)

Total purchase consideration paid	$4,656,524

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition (Continued)

        The fair value of the deferred revenue was determined in accordance with Emerging Issues Task Force 01-3, "Accounting in a Business Combination for Deferred Revenue of an Acquiree." The Company considers postcontract customer support ("PCS") contracts to be legal obligations and has estimated fair value of the PCS contract obligations based on the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to the fulfilling the obligations plus a normal profit margin.

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

        The allocation of the purchase price to identifiable intangible assets was as follows:

	Fair Value	Useful Life	Average Annual Amortization
Purchased technology	$774,000	5 years	$154,800
Customer contracts and relationships	850,000	10 years	85,000
Trade names	110,000	6 years	18,333
Non-compete agreements	51,000	3 years	17,000

	$1,785,000		$275,133

        The fair value of purchased technology and trade names was based upon the relief from royalty method, the fair value of customer contracts and relationships was determined using an excess earnings method under the income approach and the fair value of non-compete agreements was valued using the discounted cash flow method. The rate used to discount the net cash flows to their present values was based upon a cost of equity of 24%. The discount rate was determined after consideration of market rates or return on equity capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from BlueChip.

        The $1.8 million allocated to goodwill is not deductible for tax purposes.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisition (Continued)

        The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of BlueChip had occurred as of January 1, 2006.

Year ended December 31, 2006
Total revenue	$16,216,917
Net loss	$(3,080,497)
Net loss per share:
Basic and diluted	$(0.70)

Weighted average shares outstanding:
Basic and diluted	4,400,156

        The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of January 1, 2006, nor are they necessarily indicative of the results that may occur in the future.

(4) Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Beginning of the year	$1,776,051	$—
Acquisition of BlueChip	—	1,776,051
Additional purchase consideration for BlueChip	107,045	—

End of the year	$1,883,096	$1,776,051

        Additional purchase consideration for BlueChip for the twelve month period ending December 31, 2007 represents direct acquisition costs consisting of legal and accounting services. The Company tests goodwill balances for impairment annually each December 31.

        Gross carrying amounts and accumulated amortization for each intangible asset class were as follows:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Purchased technology	$774,000	$(187,656)	$586,344
Customer contracts and relationships	850,000	(281,203)	568,797
Trade names	110,000	(22,485)	87,515
Non-compete agreements	51,000	(17,000)	34,000

	$1,785,000	$(508,344)	$1,276,656

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

        The amortization period for identifiable intangible assets ranges from three to ten years and are amortized based upon patterns in which the economic benefits of such assets are expected to be utilized.

        Total amortization expense included in the accompanying consolidated statements of operations was $508,344 for the year ended December 31, 2007. No amortization was recorded for the year ended December 31, 2006. At December 31, 2007, the estimated future amortization of intangible assets was as follows:

Year ending December 31,
2008	$376,249
2009	307,265
2010	237,778
2011	196,694
2012	61,176
Thereafter	97,494

Total	$1,276,656

(5) Related Party Transactions

        On October 6, 2006, the Company entered into an option termination and release agreement (the "Option Termination Agreement") with a director of the Company who had resigned from his position on July 24, 2006. Under the terms of a Non-Qualified Stock Option Agreement (the "Option Agreement") entered into by the Company and the director on August 1, 2001, upon the director's resignation (a) any outstanding unvested options to purchase shares of the Company's common stock were terminated and (b) the director had until October 22, 2006 to exercise the vested options to purchase 28,572 shares of the Company's common stock (the "Option Shares"). In exchange for the director terminating his rights to acquire the Option Shares, the Company agreed to pay the director an amount equal to $0.94 per share (which amount represents the difference between the closing market price of the common stock on the date immediately preceding the date of the Option Termination Agreement, $3.57 and the exercise price per Option Share under the Option Agreement, $2.63) for an aggregate purchase price of $26,858. In accordance with SFAS 123R, the Company recorded this amount as a reduction to additional paid in capital in the accompanying consolidated statement of stockholders' equity for the twelve months ended December 31, 2006.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Related Party Transactions (Continued)

        On July 28, 2006, the Company entered into a Sublease Agreement (the "Massachusetts Sublease"), effective as of July 1, 2006, with eSped.com, Inc. ("eSped") whereby the Company subleases approximately 7,205 rentable square feet of the Company's office space located at Six Riverside Drive, Andover, Massachusetts ("Six Riverside Drive") to eSped. Robert L. Voelk, the Chief Executive Officer and Chairman of the Board of the Company, is also the Chief Executive Officer and Chairman of the Board of eSped and Martin A. Schultz, a director of the Company, is also a director of eSped. The term of the Massachusetts Sublease is fifty-eight (58) months, during which time eSped will pay the Company monthly base rent of $8,383 ("Base Rent"). The Base Rent includes adjustments for office furniture that the Company provided to eSped and the build-out of a computer room shared by the Company and eSped at Six Riverside Drive. eSped occupies approximately sixteen percent (16%) of the Company's office space at Six Riverside Drive and, accordingly, will pay sixteen percent (16%) of the Company's share of operating expenses and real estate taxes for Six Riverside Drive, in addition to the Base Rent.

        On October 31, 2000, the Company entered into an agreement with eSped to sublease from the Company 4,500 square feet of the premises the Company formerly occupied at its Salem, New Hampshire, headquarters (the "New Hampshire Sublease"). The New Hampshire Sublease was a tenancy at will and commenced on February 1, 2001 and was terminated on April 30, 2006.

        The amount of rent payments and building maintenance charges received for the Massachusetts Sublease was approximately $141,000 for the year ended December 31, 2007. The amount of rent payments and building maintenance charges received for both the Massachusetts Sublease and New Hampshire Sublease was approximately $91,000 for the year ended December 31, 2006. These amounts have been recorded as a reduction in general and administrative expenses in the accompanying consolidated financial statements. The Company believes that the terms of the Massachusetts Sublease and the New Hampshire Sublease were negotiated at arms-length.

        In October 2006, the Company entered into a software maintenance and support agreement with eSped for approximately $11,000. The term of the agreement was 12 months and expired in October 2007. In October 2007, the Company entered into a new software maintenance and support agreement with eSped for approximately $10,000. The term of the agreement is 12 months and expires in November 2008.

        On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 (See Note 7) to the principal shareholder of BlueChip, William Rynkowski, in partial consideration of all the outstanding shares of BlueChip. On January 4, 2007, the Board of Directors of the Company appointed William Rynkowski a director of the Company.

        On December 29, 2006, in connection with the consummation of the Company's acquisition of BlueChip, the Company entered into both an Employment Agreement (the "Employment Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement") with Mr. Rynkowski. Pursuant to the terms of the Registration Rights Agreement, Mr. Rynkowski is entitled to certain "piggy-back" registration rights for the shares of common stock of the Company that he received pursuant to our Agreement and Plan of Merger with BlueChip, Mr. Rynkowski, and certain other parties. Therefore, if the Company proposes to register securities under the Securities Act of 1933, as amended, on a registration statement that includes a secondary component for the account of existing security holders (other than registration statements for certain specified transactions), the Company is required to provide Mr. Rynkowski with certain rights to participate in that registration. Pursuant to

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Related Party Transactions (Continued)

the terms of the Employment Agreement, Mr. Rynkowski serves as a Senior Vice President of the Company. Mr. Rynkowski receives $120,000 per year as compensation for his part-time employment with the Company.

(6) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2007	2006
Accrued health insurance expense	$300,841	$258,083
Accrued state sales tax	344,906	343,212
Accrued salary and salary-related	568,339	538,224
Accrued professional fees	145,420	154,306
Other accrued expenses	211,593	227,819

	$1,571,099	$1,521,644

(7) Note Payable

        On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip. The note is payable in thirty-six equal monthly installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the twelve months ended December 31, 2007, the Company made total payments of approximately $549,000, consisting of principal payments totaling $421,000 and accumulated interest of $128,000, based upon an average interest rate of 9.06%. Future principal payments under this promissory note at December 31, 2007 are approximately $561,000, $561,000 and $140,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

(8) Deferred Rent

        In January 2006, the Company entered into a new lease agreement for approximately 44,000 square feet of office space at Six Riverside Drive, Andover, Massachusetts. The Company moved to its new headquarters location in April 2006. The lease has a ten-year term with an option to renew the lease for an additional five-year term at the then-applicable fair market rent. Under the terms of the lease, the Company received free rent for the first six months and the landlord provided a tenant improvement allowance of up to $308,000, which the Company had fully utilized as of December 31, 2006. The balance of deferred rent in the accompanying balance sheet as of December 31, 2007 and 2006 represents the accumulated amount due for the free rent period plus the tenant improvement allowance of $308,000, less rent payments made as of December 31, 2007 and 2006. Rent expense is recorded on a straight-line basis over the term of the lease. All material leasehold improvements are being amortized over the initial lease term of ten years.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

        The components of domestic and foreign loss before income taxes as of December 31 are as follows:

	2007	2006
Domestic	$(2,389,266)	$(4,491,134)
Foreign	(400,778)	(772,478)

	$(2,790,044)	$(5,263,612)

        The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws. At December 31, 2007, the Company had available federal net operating loss carryforwards of approximately $27.0 million to be used to offset future taxable income, if any. The Company also has federal tax credit carryforwards of approximately $1.3 million. If not utilized, these carryforwards expire through 2027. If certain ownership changes occur, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, there could be annual limitations on the amount of carryforwards that can be realized in future periods.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company's consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2007, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an increase or decrease to the Company's R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

        The tax years 1999 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Net operating loss carryforward	$9,031,000	$8,840,000
Research and development tax credit carryforwards	1,320,000	1,222,000
Capital loss carryforward	309,000	309,000
Accrued liabilities and reserves	973,000	600,000

Deferred tax assets	11,633,000	10,971,000

Acquired intangible assets	(514,000)	(719,000)
Acquired unbilled receivable	(256,000)	(444,000)

Deferred tax liabilities	(770,000)	(1,163,000)

Valuation allowance	(10,863,000)	(9,808,000)

Net deferred tax asset	$—	$—

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

        As of December 31, 2007, the Company has approximately $350,000 of net operating loss carryforwards and related valuation allowance in the United States resulting from the exercise of stock options. The Company will realize the benefit of these losses through increases to stockholders' equity in the periods in which the losses are utilized to reduce tax payments.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	2007	2006
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
Increase in tax resulting from—
State tax provision, net of federal benefit	(3.2)	2.3
Research and development tax credits	(3.5)	(1.6)
Increase in valuation allowance	37.8	36.2
Difference in foreign tax rates	(0.0)	(0.0)
Other	(1.1)	(2.9)

Income tax benefit	—%	—%

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Stockholders' Equity

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

        In May 2006, the Company's Board of Directors authorized the repurchase of 25,000 shares of its outstanding stock from a non-affiliated stockholder in an open market transaction. The Company effected this share repurchase at a purchase price of $5.51 per share. The shares were purchased with the use of generally available corporate funds and are held in treasury.

        As of December 31, 2007, the Company had repurchased a total of 280,446 shares under the 1998 program and $250,000 worth, or 142,856 shares, under the 2002 program. The combined total of all repurchases is $773,302.

(b)   Reserved Common Stock

        As of December 31, 2007, 530,500 shares of common stock were reserved for issuance pursuant to all stock plans and the outstanding warrant.

(c)   Preferred Stock

        The Company's Amended and Restated Certificate of Incorporation provides for and the Board of Directors and stockholders authorized, 2,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders. No shares of preferred stock have been issued as of December 31, 2007.

(d)   Stock Warrant

        In conjunction with an equity financing in 2004, the Company issued a warrant to purchase 51,000 shares of common stock exercisable over a five year period at a price of $6.00 per share to the Company's financial advisor or the advisor's designees as payment for advisory services related to the transaction. The warrant may only be exercised during the period commencing on October 1, 2004 and ending on September 30, 2009. The warrant has not been exercised as of December 31, 2007.

(11) Stock Plans

(a)   Stock Options

        The Company's 1996 Stock Option Plan and 1997 Stock Plan, as amended, provide for the issuance of common stock pursuant to the grant to employees of "incentive stock options" within the meaning of the Internal Revenue Code and the grant of nonqualified stock options, stock awards, or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. The 1997 Stock Plan expired on April 14, 2007. The Company's 2007 Equity Compensation Incentive Plan (the "2007 Plan") was approved by the board of directors on

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

April 16, 2007 and by the Company's shareholders at the annual meeting of shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000. As of December 31, 2007, 20,500 shares had been issued under the 2007 Plan. Shares issued pursuant to these plans are issued from treasury to the extent they are available.

        Under the terms of the Company's 1996 Stock Option Plan, 1997 Stock Plan and 2007 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. In 1997, the Company's Board of Directors voted that no further options would be granted or issued under the Company's 1996 Stock Option Plan. As the 1997 Plan has expired, no further options will be granted under the 1997 Stock Plan. In accordance with the 2007 Plan, stock options granted under the 2007 Plan that are canceled or expired are added back to the potential options available for future issuance.

        Stock option compensation expense calculated under the fair value approach is recognized ratably over the four year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. The total fair value of stock options vested during the twelve month periods ended December 31, 2007 and December 31, 2006 was $14,000 and $20,000, respectively. The Company did not grant any stock options during the twelve months ended December 31, 2007 or 2006. However, in conjunction with the Company's acquisition of BlueChip in December 2006 (see Note 3), the Company issued 123,151 fully vested options to purchase the Company's common stock in substitution for outstanding BlueChip stock options. The total fair value of these stock options was $368,090, and was included in the purchase price of BlueChip.

        Total stock-based compensation expense related to unvested stock options was approximately $200 as of December 31, 2007, which amount the Company expects to recognize over a weighted average period of 0.1 years.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

        The following is a summary of all stock option activity:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2004	446,376	$0.74-$19.25	$6.41
Granted	—	—	—
Exercised	(6,992)	0.74-4.10	1.40
Canceled and expired	(75,670)	2.63-17.06	10.15

Outstanding, December 31, 2005	363,714	0.74-19.25	5.73
Granted	—	—	—
Granted in connection with BlueChip acquisition	123,151	1.51-2.20	1.76
Exercised	(2,572)	0.74-4.10	0.83
Canceled and expired	(36,670)	0.74-17.06	3.38

Outstanding, December 31, 2006	447,623	1.51-19.25	4.86
Granted	—	—	—
Exercised	(7,529)	1.51	1.51
Canceled and expired	(10,625)	2.20-17.06	7.16

Outstanding, December 31, 2007	429,469	$1.51-$17.06	$4.86

Exercisable, December 31, 2007	429,134	$1.51-$17.06	$4.86

        As of December 31, 2007, options to purchase 479,500 shares of common stock were available for future grants under the 2007 Plan.

        The range of exercise prices for options outstanding and options exercisable as of December 31, 2007 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Exercise Price Per Share
		(Years)
$1.51-$2.63	286,865	5.1	$2.18	286,865	$2.18
3.19-4.10	6,544	3.3	3.58	6,544	3.58
6.76-8.53	65,086	2.4	7.67	64,751	7.67
10.06-12.69	33,430	2.0	10.11	33,430	10.11
15.31-17.07	37,544	1.0	16.02	37,544	16.02

	429,469	4.1	$4.86	429,134	$4.86

        The aggregate intrinsic value of in-the-money stock options outstanding and stock options exercisable was approximately $569,000 as of December 31, 2007. Total cash received for stock options exercised during the twelve months ended December 31, 2007 and December 31, 2006 was approximately $11,000 and $2,000, respectively. The total intrinsic value of stock options exercised

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

during the twelve months ended December 31, 2007 and December 31, 2006 was approximately $7,000 and $15,000, respectively.

(b)   Employee Stock Purchase Plan

        The Company's 1997 Employee Stock Purchase Plan ("ESPP") provided for the issuance of a maximum of 57,142 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month purchase period is 85% of the lesser of the market price of the common stock on the first or last business day of the six-month purchase period. Employee stock purchase plan compensation expense calculated under the fair value approach is recognized ratably over the six-month purchase period. The weighted average fair value of the shares purchased under the ESPP was $1.32 and $2.35 for the twelve month periods ended December 31, 2007 and December 31, 2006, respectively, based upon the following assumptions:

	Year ended December 31, 2007	Year ended December 31, 2006
Risk-free interest rate	5.11%	4.82%
Volatility	57.0%	95.0%
Expected dividend yield	0.0	0.0
Expected life	0.5 Years	0.5 Years

        Historical information regarding the Company's common stock was the primary basis for the expected volatility assumptions. The expected life is equal to the six-month purchase period. In July 2007, the Company terminated the ESPP.

        As of December 31, 2007 and December 31, 2006, there was no unrecognized expense related to estimated purchases under the ESPP. Total Company recognized approximately $2,000 and $10,000 of stock-based compensation expense during the twelve month periods ended December 31, 2007 and December 31, 2006, respectively. Total cash received for stock issued under the ESPP for the twelve months ended December 31, 2007 and December 31, 2006 was approximately $10,000 and $19,000, respectively.

(c)   Restricted Common Stock

        The Company previously sold shares of restricted common stock ("restricted stock") under the Company's 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The Company has continued to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest as determined by the Board of Directors, typically over a three- or four-year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share.

        During 2007, the Company sold a total of 149,175 shares of restricted stock to its Board of Directors and certain employees of the Company at a price per share of $0.01, of which 128,675 shares were issued under the Company's 1997 Stock Plan, as amended, and 20,500 shares were issued under the 2007 Plan. During 2006, the Company sold a total of 108,196 shares of restricted stock shares

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Plans (Continued)

under the Company's 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.

        Restricted stock compensation expense calculated under the fair value approach is based upon the current stock price at the time of grant and is recognized ratably over the three- or four-year vesting period.

        With respect to restricted stock, the Company recognized approximately $374,000 and $308,000 of stock-based compensation expense during the twelve month periods ended December 31, 2007 and 2006, respectively.

        The aggregate fair value of restricted stock vested during the twelve month period ended December 31, 2007 and 2006 was approximately $296,000 and $226,000, respectively.

        Total compensation expense related to unvested shares of restricted stock was approximately $864,000 as of December 31, 2007, which amount the Company expects to recognize over a weighted average period of 2.5 years.

        The following is a summary of the Company's nonvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2005	114,260	$7.90
Granted	108,196	5.59
Vested	(28,560)	7.90
Forfeited	(7,970)	7.38

Nonvested, December 31, 2006	185,926	$6.58
Granted	149,175	2.99
Vested	(46,454)	6.36
Forfeited	(30,480)	7.47

Nonvested, December 31, 2007	258,167	$4.44

        Shares issued under all of the Company's stock plans are issued from treasury, to the extent they are available.

(12) 401(k) and Profit-Sharing Plan

        The Company's 401(k) and Profit-Sharing Plan ("Profit-Sharing Plan") covers all eligible employees and allows for voluntary contributions by eligible employees. The Company matches 50% of eligible employee contributions up to a specified amount. This 401(k) match is at the discretion of the Board of Directors and there can be no assurance that it will continue in the future. The Company contributed approximately $160,000 and $158,000 to the Profit-Sharing Plan for the years ended December 31, 2007 and 2006, respectively. Additional profit-sharing contributions to the Profit-Sharing Plan are at the discretion of the Company's management. During 2007 and 2006, the Company made no additional discretionary contributions.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Lease Commitments

        The Company leases certain equipment and its office facilities under operating leases that expire at various times through April 2016.

        At December 31, 2007, the estimated future minimum lease payments (net of sublease rentals of $319,000) under operating and leases were as follows:

Year ending December 31,	Operating Leases
2008	$479,543
2009	310,350
2010	300,241
2011	417,107
2012	444,885
Thereafter	1,578,019

Total	$3,530,145

        Total rent expense under operating leases, net of sub-lease rentals of $141,000, included in the accompanying consolidated statements of operations was approximately $890,000 and $845,000, for the years ended December 31, 2007 and 2006, respectively.

        On May 1, 2006, the Company entered into a capital lease agreement in the amount of $491,000 to finance the purchase of furniture and equipment for the Company's headquarters located in Andover, Massachusetts. The lease has a five year term which expires on May 31, 2011 and is payable in 60 equal monthly installments. The interest rate on the capital lease is 6.2%. Total interest payments over the life of the lease are estimated to be $99,000. The lease contained a provision whereby the Company is required to immediately repay the outstanding principal balance should the Company's cash balance ever be less than $5,000,000. In January 2007, the Company's cash balance fell below $5,000,000. Accordingly, the entire principal balance of the capital lease in the amount of $442,428 was classified as a current liability in the Company's consolidated balance sheet as of December 31, 2006.

        On August 6, 2007, the Company entered into an amendment to the aforementioned capital lease that changed the Company's required minimum cash balance from $5,000,000 to $2,100,000. In addition, on August 30, 2007, the Company entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 ("pledged collateral") and in the event that Company's cash balance falls below $250,000 the Company will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2,100,000 includes the

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Lease Commitments (Continued)

pledged collateral. As of December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as "other assets" in the accompanying balance sheet.

Capital Lease
Total lease payments	$402,857
Less: amounts representing interest	(48,255)

Present value of minimum lease payments	354,602

        At December 31, 2007, the future minimum lease payments due under the capital lease were as follows:

Years ending December 31,	Capital Leases
2008	$94,624
2009	101,937
2010	109,816
2011	48,225

Total	$354,602

        Total payments made under capital leases were approximately $118,000 and $69,000, of which approximately $30,000 and $20,000 relates to interest expense, for the year ended December 31, 2007 and 2006, respectively.

(14) Restructuring Costs

        Since March 2007, the Company has reduced its headcount by thirty-one positions consisting of twelve positions that were eliminated in a March 2007 restructuring of certain operations, four positions that were eliminated in a restructuring that the Company initiated in May 2007, and an additional fifteen positions that were eliminated due to non-replaced employee attrition.

        As a result of these cost reduction initiatives, the Company recorded a pre-tax charge during 2007 of $343,450, which included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip's former headquarters. The total cash impact of the restructuring was $343,450, which was paid in full during 2007.

(15) Guarantees

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

accounted for as derivatives. The following is a summary of the Company's agreements that it has determined are within the scope of FIN 45.

        The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its resellers or certain customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that the estimated amounts of potential liability arising out of these agreements are minimal.

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

(16) Segment and Geographic Information

        To date, the Company has viewed its operations and manages its business as principally one segment—enterprise software and hardware and media sales and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

        Total revenue from international sources was approximately $3.3 million and $2.3 million, in 2007 and 2006, respectively. The Company's revenue from international sources was primarily generated from customers located in Canada, Europe and South Africa.

OMTOOL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Segment and Geographic Information (Continued)

        The following table represents amounts relating to geographic locations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Total revenue(1)
United States	$13,221,811	$11,502,622
United Kingdom	1,206,045	881,975
Canada	915,989	638,674
South Africa	469,979	291,876
Rest of World	714,306	460,075

	$16,528,130	$13,775,222

Long-lived assets(2)
United States	$4,928,660	$5,549,313
United Kingdom	17,954	27,965

	$4,946,614	$5,577,278

    (1)
    Revenue is attributed to geographic regions based on location of customer.

    (2)
    Long-lived assets include property and equipment, goodwill, intangibles and other assets.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
OMTOOL, LTD. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
OMTOOL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
OMTOOL, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS