Form 10-Q
period 2008-03-31
OMTOOL LTD
filed 2008-05-15
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

There were 4,744,267 shares of the Company’s common stock, par value $0.01, outstanding on May 12, 2008.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,443,626	$2,328,033
Accounts receivable, net of reserves of $49,000 at March 31, 2008 and $45,000 at December 31, 2007, respectively	2,066,111	2,132,950
Unbilled accounts receivable	380,904	419,843
Inventory	100,592	75,959
Prepaid expenses and other current assets	357,341	368,739
Total current assets	5,348,574	5,325,524
Property and equipment, net	1,211,551	1,278,297
Goodwill	1,883,096	1,883,096
Intangible assets, net	1,182,594	1,276,656
Unbilled accounts receivable, long-term	156,476	216,997
Other assets	291,568	291,568
Total assets	$10,073,859	$10,272,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831,680	$949,941
Accrued liabilities	1,821,117	1,571,099
Deferred revenue, current	4,578,113	4,346,598
Capital lease obligations, current	96,401	94,624
Note payable, current	561,234	561,234
Total current liabilities	7,888,545	7,523,496
Long term liabilities:
Deferred rent	467,879	467,660
Deferred revenue, long-term	550,507	523,877
Capital lease obligations, long-term	235,201	259,977
Note payable, long-term	561,234	701,543
Total liabilities	9,703,366	9,476,553

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,743,209 shares at March 31, 2008 and December 31, 2007; Outstanding — 4,704,267 shares at March 31, 2008 and 4,561,045 shares at December 31, 2007	47,432	47,432
Additional paid-in capital	35,671,624	36,683,169
Accumulated deficit	(34,978,016)	(34,465,277)
Treasury stock, at cost, 38,942 shares at March 31, 2008 and 182,164 shares at December 31, 2007	(299,075)	(1,399,071)
Accumulated other comprehensive loss	(71,472)	(70,668)
Total stockholders’ equity	370,493	795,585
Total liabilities and stockholders’ equity	$10,073,859	$10,272,138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Software license	$1,257,014	$1,047,313
Hardware and media	365,974	462,006
Service and other	2,329,046	2,323,795

Total revenue	3,952,034	3,833,114

Cost of revenue:
Software license	91,350	101,275
Hardware and media	228,163	294,130
Service and other	951,474	1,068,375

Total cost of revenue	1,270,987	1,463,780

Gross profit	2,681,047	2,369,334

Operating expenses:
Sales and marketing	1,676,420	2,196,729
Research and development	700,748	880,081
General and administrative	790,068	996,945
Restructuring costs	—	212,802

Total operating expenses	3,167,236	4,286,557

Loss from operations	(486,189)	(1,917,223)

Interest and other income	17,812	20,488
Interest expense	(26,238)	(51,037)

Net loss	$(494,615)	$(1,947,772)

Net loss per share:
Basic and diluted	$(0.11)	$(0.43)

Weighted average shares used in per share calculations:
Basic and diluted	4,657,725	4,478,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(494,615)	$(1,947,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164,789	200,015
Accounts receivable reserves	3,723	14,846
Stock-based compensation	109,769	79,285
Changes in assets and liabilities:
Accounts receivable	63,241	(5,338)
Unbilled accounts receivable	99,460	196,704
Prepaid expenses and other current assets	11,440	59,405
Inventory	(24,633)	(68,900)
Other assets	—	11,562
Accounts payable	(118,334)	(196,365)
Accrued liabilities	204,306	321,845
Deferred revenue	257,409	723,612
Deferred rent	219	(31,348)

Net cash provided by (used in) operating activities	276,774	(642,449)

Cash Flows from Investing Activities:
Additional purchase consideration for BlueChip acquisition	—	(107,045)
Cash paid for BlueChip acquisition	—	(562,090)
Purchases of property and equipment	(3,965)	(20,451)

Net cash used in investing activities	(3,965)	(689,586)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	4,530	7,105
Net proceeds from issuance of restricted common stock	1,648	1,287
Forfeiture of restricted common stock	(89)	(171)
Principal payments for note payable	(140,309)	—
Principal payments for capital lease obligations	(22,999)	(21,350)

Net cash used in financing activities	(157,219)	(13,129)

Exchange rate effect on cash and cash equivalents	3	(14,294)

Net increase (decrease) in cash and cash equivalents	115,593	(1,359,458)

Cash and cash equivalents, beginning of period	2,328,033	5,469,366

Cash and cash equivalents, end of period	$2,443,626	$4,109,908
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$29,074	$8,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document- and information-handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. The Company’s software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the fiscal quarter ended March 31, 2008 and March 31, 2007 exclude 475,255 and 498,055, respectively, of potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”) clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an increase or decrease to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

During the three months ended March 31, 2008 and March 31, 2007, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(494,615)	$(1,947,772)
Foreign currency translation adjustments	(804)	(1,663)
Comprehensive loss	$(495,419)	$(1,949,435)

(5) Acquisition

On December 29, 2006, the Company acquired all of the outstanding shares of Blue Chip Technologies Ltd. (“BlueChip”) for $562,090 in cash, $1,683,702 in a promissory note issued to BlueChip’s principal shareholder (“Seller”), 375,331 shares of the Company’s common stock (valued at $1,478,804), the issuance of vested options to purchase the Company’s common stock in substitution for outstanding BlueChip stock options (valued at $368,090), and direct acquisition costs of $563,838, which consisted primarily of financial advisory, legal and accounting services. The Company acquired BlueChip in order to strengthen and expand its presence in the healthcare vertical market.

The promissory note that the Company issued to the Seller of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000.

Goodwill in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provided for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan and on April 14, 2007, the Company’s 1997 Stock Plan expired. The Company’s 2007 Equity Compensation Incentive Plan (“2007 Plan”) was approved by the Board of Directors on April 16, 2007 and the Company’s shareholders at the annual meeting of shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000 and any shares granted under the 2007 Plan that are canceled or expired are added back to the 2007 Plan for future issuance. As of March 31, 2008, 185,300 shares had been issued under the 2007 Plan. Shares issued pursuant to this plan are issued from treasury to the extent they are available. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).

During the three-month periods ended March 31, 2008 and March 31, 2007, the Company incurred stock-based compensation expense for restricted common stock (“restricted stock”) and stock options. The Company also incurred stock-based compensation expense for the employee stock purchase plan (the “ESPP”) during the three-month period ended March 31, 2007. The ESPP was terminated on July 1, 2007.

	Three months ended March 31,
	2008	2007
Stock-based compensation expense included in cost of service and other revenue	$2,541	$2,112
Stock-based compensation expense included in operating expenses	107,228	77,173
Total stock-based compensation expense	$109,769	$79,285

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four-year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. During the three-month periods ended March 31, 2008 and March 31, 2007, the Company recognized $182 and $3,353, respectively, of stock-based compensation expense related to stock options. As of March 31, 2008, there was no unrecognized stock-based compensation expense related to stock options. The Company did not grant any stock options during the three-month periods ended March 31, 2008 and March 31, 2007.

Restricted Common Stock

Prior to April 14, 2007, the Company sold shares of restricted stock under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The Company has continued to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest ratably over a three- or four-year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the three- or four-year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 12%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. During the three months ended March 31, 2008, the Company sold 164,800 shares of restricted stock to its Board of Directors and certain employees of the Company at a price of $.01 per share under the Company’s 2007 Plan. During the three months ended March 31, 2007, the Company sold 128,675 shares of restricted stock, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.

The following is a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	258,167	$4.44
Granted	164,800	3.24
Vested	(57,424)	5.05
Forfeited	(8,849)	4.11
Unvested, March 31, 2008	356,694	$3.80

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Accrued health insurance expense	300,841	$300,841
Accrued state sales tax	371,784	344,906
Accrued salary and salary-related	799,645	568,339
Accrued professional fees	136,064	145,420
Other accrued expenses	212,783	211,593
	$1,821,117	$1,571,099

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

The lease contained a provision whereby the Company would be required to immediately repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000. On August 6, 2007, the Company entered into an amendment to the aforementioned capital lease which lowered the Company’s required minimum cash balance to $2,100,000. In addition, on August 30, 2007, the Company entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event that Company’s cash balance falls below $250,000 the Company will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2,100,000 includes the pledged collateral. As of March 31, 2008 and December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as “other assets” in the accompanying balance sheet.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip (See Note 5). The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the three months ended March 31, 2008, the Company made total payments of approximately $163,000, consisting of principal payments totaling $140,000 and accumulated interest of $23,000, based upon an average interest rate of  7.42%.

(10) Restructuring Costs

In March 2007, the Company announced a restructuring of certain of its operations and reduced its workforce by twelve employees. In addition, ten other positions were eliminated during the first quarter of fiscal year 2007. As a result of these activities, the Company recorded a pre-tax charge of $212,802 during the three-month period ended March 31, 2007 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The charge included $177,630 of severance-related costs associated with a total workforce reduction of approximately twenty-two positions and $35,172 as a result of closing BlueChip’s former headquarters located in Danvers, Massachusetts.

The total cash impact of the restructuring was $212,802; the remaining balance of $148,913 was paid during the second quarter of fiscal year 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2007.

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

Total revenue from international sources was approximately $672,000 and $1,055,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended March 31,
	2008	2007
Total revenue (1)
United States	$3,280,060	$2,778,287
United Kingdom	281,671	585,323
Canada	190,808	142,000
South Africa	56,178	212,753
Rest of World	143,317	114,751
	$3,952,034	$3,833,114

	March 31, 2008	December 31, 2007
Long-lived assets (2)
United States	$4,709,777	$4,928,660
United Kingdom	15,508	17,954
	$4,725,285	$4,946,614

(1) Revenue is attributed to geographic regions based on location of customer.

(2) Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2008 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 28, 2008.

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

Business

We are now benefiting from the investments we have made in our flagship product, AccuRoute®, since its inception in 2004, as total AccuRoute revenue has grown by approximately 24% in the first quarter of 2008 compared to the same period in 2007 and now accounts for 60% of our total revenue. Our gains in AccuRoute revenue have surpassed the declines in revenue from our legacy fax business. While our growing revenue indicates the success of our strategic plan, we still have challenges to address as we seek to expand our business, including expanding our sales in the legal and professional services, healthcare and financial services vertical markets; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the Americas. Although we achieved profitability for the quarter ended December 31, 2007, we have incurred quarterly losses from the quarter ended September 30, 2005 to the quarter ended September 30, 2007 as well as the quarter ended March 31, 2008, and may continue to incur losses in future quarters.

We experienced the benefit of cost cutting measures associated with the restructurings we undertook in 2007, as our operating expenses decreased by approximately $907,000 (excluding the $212,802 restructuring charge incurred in the first quarter of 2007) in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This combined with an increase in revenue of $119,000 for the same period led to our net loss decreasing from $1.9 million in the three months ended March 31, 2007, to $495,000 in the three months ended March 31, 2008.

In light of our current and historical operating results and the continuing challenges we face, and in order to maximize shareholder value, we are in an ongoing process of examining our operations as well as our strategic and financial alternatives. The strategic and financial alternatives we may consider could include a variety of different business arrangements including, but not limited to: combinations with or a sale to another entity; equity or debt financings; strategic partnerships and joint ventures; the sale or spin off of certain assets; the acquisition of complementary businesses, technologies or product lines; investments in new businesses; reorganization, recapitalization, or distribution alternatives; deregistering as a public company; or other alternatives. We have engaged the investment banking firm of America’s Growth Capital to assist us with the exploration of strategic and financial alternatives. Changes, if any, implemented as a result of the strategic and financial alternatives review could affect the basic nature of our Company. For example, deregistering our common stock from the public company requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) could have an adverse effect on the market price of our common stock and would likely mean that there would be less information about us available to shareholders and potential investors than what is currently contained in the periodic reports we file pursuant to the Exchange Act.

Products

AccuRoute, our flagship product, provides faster, more efficient document workflows and increased worker productivity, while reducing cost, complexity and the risk of losing documents. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-intensive industries and sectors (such as legal and professional services, financial services, government and healthcare) that demand secure handling, integration and tracking of documents in full compliance with a range of regulatory requirements. Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices and multi-function peripherals and integrate them with both desktop and enterprise software applications. To address customer needs, our products are modular and scaleable. As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands. In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation.

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

•                     ADT eForms™ - a production system that provides hospitals with on-demand ADT (admissions, discharge and transfer) electronic forms for registration and patient identification.

•                     eForms Station™ - an electronic forms library that gives immediate access to a hospital’s custom library of electronic and printable forms.

•                     Image-In™ Point of Service - an image capture system that scans images of common non-clinical documents such as insurance cards, driver’s licenses, referral forms and HIPAA notices and displays them on a desktop paneled window.

•                     Image-In Business - a document and form capture system that converts paper-based business documents to electronic records.

•                     Image-In Clinical - a medical records scan facility that enables users to capture fully the entire patient file after discharge.

•                     Image-In Queue - a document viewer that enables administrators to manage, view and disseminate electronic documents to the proper departments and/or patient files.

•                     AccuRoute - a document-handling platform that supports distributed document capture for scanning, routing and archiving medical information throughout the patient service cycle and provides document distribution into the document workflow products found in Omtool’s Healthcare Suite.

•                     ObjectArchive™ - an electronic archive that provides the foundation to securely store information designed, developed and captured through any of the Omtool Healthcare Suite products.

Vertical Market Focus

While AccuRoute’s features are horizontal in nature, they apply to many different vertical markets, including the legal and professional services, healthcare and financial services vertical markets. We continue to add extensions to AccuRoute that provide the greater functionality that is critical to many of our customers. To provide more effective document and information-handling solutions, we continue to advance our document processing functionality while incrementally adding support for electronic information systems such as e-mail systems, enterprise content management systems, records management systems and archival systems. Earlier this year, we released Omtool Swiftwriter Plug-In for Adobe 3.0, a free, one-click solution that integrates Adobe PDF documents with popular document management systems such as OpenText/Hummingbird or Interwoven WorkSite. Swiftwriter for Adobe simplifies the opening, closing and check-in/check-out processes for users. We offer a set of tailored support options to generate revenue in this market.

We aim to extend our position as a provider of enterprise-class document-handling software solutions and become a leading provider of electronic document exchange solutions that capture, process and distribute paper or electronically formatted documents. To reinforce the Omtool brand in enterprise-class document handling and exchange solutions, while maintaining our strong position as an enterprise-level fax software provider, we intend to take advantage of our penetration of the legal and professional services vertical market, extend our presence in the healthcare vertical market and broaden our customer base, industry partnerships and extensive knowledge of enterprise content management.

While we have invested considerable resources to penetrate further the financial services vertical market and have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in that vertical market, though significant, are longer term opportunities. Therefore, while we will continue to pursue these opportunities, primarily working with our large strategic and channel partners, we believe the best opportunities for replicating our successes in the legal and professional services vertical market are in the healthcare vertical market. Similar to our views on the legal and professional services vertical market and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of capturing the paper documents that are endemic in healthcare systems.

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended March 31, 2008	$3,952,034	$(494,615)	$1,257,014
Three months ended March 31, 2007	$3,833,114	$(1,947,772)	$1,047,313
Change over same period of prior fiscal year	$118,920	$(1,453,157)	$209,701
	or 3.1%	or (74.6)%	or 20.0%

During the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, our revenue increased by approximately $119,000 and our net loss decreased by approximately $1.5 million. Our gross profit for the three months ended March 31, 2008 increased by approximately $312,000 as compared to the same period in the prior fiscal year due primarily to an increase in software license revenue and a decrease in cost of sales for service and other related to the restructuring we undertook in the first quarter of last year.

The increase in total revenue of approximately $119,000 during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in software license revenue from our customers in the healthcare and legal and professional services vertical markets. As a result of this and our continued success in the legal and professional services vertical market, for the quarter ended March 31, 2008 we experienced a 20% increase in software license revenue led by a 31% increase in AccuRoute software license revenue as compared to the same period in the prior fiscal year. This increase in AccuRoute software license revenue was offset by a 40% decrease in our legacy fax product software license revenue for the three months ended March 31, 2008 as compared to the same period in the prior fiscal year. We continue to experience general market acceptance of our AccuRoute product in the legal and professional services vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

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

Sales from our European operations, which were in a steady decline for several years, increased by 29% during the twelve months ended December 31, 2007 as compared to twelve months ended December 31, 2006. Although we experienced a 20% decrease in revenue in the first quarter of 2008 compared to the first quarter of 2007, we remain optimistic that we will continue to see improvements outside the Americas. For now, however, we will rely primarily on our U.S. sales organization for our shorter-term growth. We will continue to leverage our European AccuRoute base and indirect channel relationships to focus sales resources on the overseas legal and financial services vertical markets. However, we expect that in the short-term, U.S. sales are likely to constitute a greater percentage of revenue than sales outside the U.S. and there can be no assurances that we will be able to increase international sales of our products. This failure to increase international sales may have a material adverse effect on our business, financial condition and results of operations.

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

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended March 31, 2008	$3,952,034	$ 3,280,060 or 83.0% of Total Revenue	$ 671,974 or 17.0% of Total Revenue
Three months ended March 31, 2007	3,833,114	$ 2,778,287 or 72.5% of Total Revenue	$ 1,054,827 or 27.5% of Total Revenue
Change from same period of prior fiscal year	$118,920	$501,773	$(382,853)

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

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended March 31, 2008	$1,622,988	$370,091	22.8%
Three months ended March 31, 2007	$1,509,319	$429,958	28.5%
Change from same period of prior fiscal year	$113,669	$(59,867)	(5.7)	percentage points (“ppt”)
	or 7.5%	or (13.9)%

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

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element, to the extent vendor specific objective evidence of fair value exists, under the residual method, in accordance with SOP 98-9. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices.

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

Our combined accounts receivable and product returns reserve was $49,000 and $45,000 on March 31, 2008 and December 31, 2007, respectively. Both components of calculating the estimated reserve—specific identification and historic experience—are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

We account for intangible assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Asset.” Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Stock Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of an equity instrument based on the grant-date fair value of the award and to recognize expense over the requisite service period. Compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. We calculate this expense based upon an annualized estimated forfeiture rate determined by historical information and management’s estimate of future voluntary turnover rates and we true-up estimated forfeitures to actual at the end of each reporting period.

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”), which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement once it is effective and applicable. SFAS 141R will not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for us as of January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended March 31,
	2008	2007
Revenue:
Software license	31.8%	27.3%
Hardware and media	9.3	12.1
Service and other	58.9	60.6
Total revenue	100.0	100.0
Cost of revenue:
Software license	2.3	2.6
Hardware and media	5.8	7.7
Service and other	24.1	27.9
Total cost of revenue	32.2	38.2
Gross profit	67.8	61.8
Operating expenses:
Sales and marketing	42.4	57.3
Research and development	17.7	23.0
General and administrative	20.0	26.0
Restructuring costs	0.0	5.5
Total operating expenses	80.1	111.8
Loss from operations	(12.3)	(50.0)
Interest and other income	0.5	0.5
Interest expense	(0.7)	(1.3)
Net loss	(12.5)%	(50.8)%

Gross margin:
Software license	92.7%	90.3%
Hardware and media	37.7	36.3
Service and other	59.1	54.0

Revenue

Software License.  During the three months ended March 31, 2008, we experienced an increase in our software license revenue as compared to the same period in the prior fiscal year, primarily due to a 31% increase in revenue from sales of our AccuRoute product, which was offset by a decrease in revenue from sales of our legacy fax products. We continue to experience general market acceptance of our AccuRoute product in the legal and professional services vertical market while the demand for and our marketing of our legacy fax product has continued to decrease.

During the three months ended March 31, 2008, our software license revenue by product category, as compared to the same period in the prior fiscal year, was as follows:

	Total Revenue	Software License Revenue	AccuRoute License Revenue	Legacy Fax License Revenue	Freight and Allowances for Returns
Three months ended March 31, 2008	$3,952,034	$1,257,014	$1,097,598	$131,029	$28,387
Three months ended March 31, 2007	$3,833,114	$1,047,313	$835,715	$219,911	$(8,313)
Change from same period of prior fiscal year	$118,920 or 3.1%	$209,701 or 20.0%	$261,883 or 31.3%	$(88,882) or (40.4)%	$36,700 or 441.5%

Due to the continued market acceptance of AccuRoute and the associated resulting increase in software license revenue during the three months ended March 31, 2008, our software license revenue as a percentage of our total revenue increased.

	Software License Revenue as a Percentage of Total Revenue
Three months ended March 31, 2008	31.8%
Three months ended March 31, 2007	27.3%
Change from same period of prior fiscal year	4.5	ppt

The results for the three months ended March 31, 2008 and 2007 demonstrate that our software license revenue continues to shift towards our AccuRoute product, as displayed in the table below, which summarizes revenue from each of our major product lines as a percentage of our total software license revenue:

	AccuRoute License Revenue as Percentage of Software License Revenue		Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended March 31, 2008	87.3%		10.4%
Three months ended March 31, 2007	79.8%		21.0%
Change from same period of prior fiscal year	7.5	ppt	(10.6	)ppt

Hardware and Media.  Hardware and media revenue decreased in absolute dollars and as a percentage of total revenue during the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007 due to a decrease in demand for the media product as well as a decrease in sales of our legacy fax products, which sales are the main driver for our hardware revenue.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended March 31, 2008	$365,974	9.3%
Three months ended March 31, 2007	$462,006	12.1%
Change from same period of prior fiscal year	$(96,032) or (20.8)%	(2.8	)ppt

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, remained relatively flat during three months ended March 31, 2008 as compared to the same period in the prior fiscal year.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended March 31, 2008	$2,329,046	58.9%
Three months ended March 31, 2007	$2,323,795	60.6%
Change from same period of prior fiscal year	$5,251 or 0.2%	(1.7	)ppt

We continue to focus on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe and other non-U.S. locations, and on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media and contracting for product duplication, as well as the amortization of purchased technology. Cost of software license revenue for the three months ended March 31, 2008 decreased as compared to the corresponding period in the previous fiscal year. This decrease is due primarily to a change in the mix of software license products sold, resulting in lower royalty fees. As a result of the decrease in the cost of software license revenue that we incurred during the first quarter of 2008, we incurred an increase in our software license gross margin percentage. We do not expect significant changes in our cost software license revenue for the remainder of fiscal year 2008.

	Cost of Software License Revenue	Software License Gross Margin
Three months ended March 31, 2008	$91,350	92.7%
Three months ended March 31, 2007	$101,275	90.3%
Change from same period of prior fiscal year	$(9,925) or (9.8)%	2.4	ppt

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products. During the first quarter of 2008, we experienced a decrease in cost of hardware and media revenue due to a decline in our hardware and media sales. Our hardware and media gross margin percentage increased during the quarter ended March 31, 2008 as compared to the same period in the prior fiscal year due to a favorable change in the mix of particular hardware and media products that we sold. We do not expect significant changes in hardware and media gross margin percentage for the remainder of fiscal year 2008.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended March 31, 2008	$228,163	37.7%
Three months ended March 31, 2007	$294,130	36.3%
Change from same period of prior fiscal year	$(65,967) or (22.4)%	1.4	ppt

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installation, training and other miscellaneous customer service-related expenses. Cost of service and other revenue decreased in absolute dollars and the service and other revenue gross margin increased during the first three months of 2008 as compared to the same period in the prior fiscal year. The decrease in absolute dollars and increase in gross margin is primarily due to a reduction in wages, consulting and travel expenses as a result of our March 2007 restructuring plan. We expect our service and other gross margin to remain relatively consistent on a quarterly basis for the remainder of fiscal year 2008.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended March 31, 2008	$951,474	59.1%
Three months ended March 31, 2007	$1,068,375	54.0%
Change from same period of prior fiscal year	$(116,901) or (10.9)%	5.1	ppt

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses decreased in absolute dollars and decreased as a percentage of total revenue in the first quarter of 2008 as compared to the same period in 2007 due to the adoption of our March 2007 restructuring plan which resulted in decreased wages, consulting and marketing program expenditures. We expect our sales and marketing expenses to increase in absolute dollars on a quarterly basis for the remainder of fiscal year 2008 as we seek to expand our business.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended March 31, 2008	$1,676,420	42.4%
Three months ended March 31, 2007	$2,196,729	57.3%
Change from same period of prior fiscal year	$(520,309) or (23.7)%	(14.9	)ppt

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. For the quarter ended March 31, 2008, our research and development expenses decreased in absolute dollars and as a percentage of total revenue as compared to the same period in the prior fiscal year due to a reduction in headcount from the March 2007 restructuring plan which resulted in decreased wages and other costs associated with supporting those employees as well as a reduction in consulting expenses. We do not expect significant changes in our research and development expenses for the remainder of fiscal year 2008.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended March 31, 2008	$700,748	17.7%
Three months ended March 31, 2007	$880,081	23.0%
Change from same period of prior fiscal year	$(179,333) or (20.4)%	(5.3	)ppt

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general and administrative expenses. In the most recently completed fiscal quarter, our general and administrative expenses decreased in absolute dollars and as a percentage of total revenue as compared to the same period in the prior fiscal year due to a reduction in headcount for our European operations resulting from our March 2007 restructuring plan. To a lesser extent, general and administrative expenses decreased due to a reduction in accounting and legal expenses and in consulting expenses as a result of higher fees in 2007 related to the review of our existing commercial and licensing agreements and more work associated with our year-end regulatory filings with the Securities and Exchange Commission. We expect our general and administrative expenses to decrease in absolute dollars during the remainder of fiscal year 2008.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended March 31, 2008	$790,068	20.0%
Three months ended March 31, 2007	$996,945	26.0%
Change from same period of prior fiscal year	$(206,877) or (20.8)%	(6.0	)ppt

Restructuring Costs.  In March 2007, we announced a restructuring of certain of our operations and reduced our workforce. As a result of these cost reduction activities, we recorded a pre-tax charge of $212,802 which charge included $177,630 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended March 31, 2008	$0	0.0%
Three months ended March 31, 2007	$212,802	5.6%
Change from same period of prior fiscal year	$(212,802) or (100.0)%	(5.6	)ppt

Interest and Other Income and Interest Expense.  Interest income consists primarily of interest income earned on cash and cash equivalent balances. Interest and other income decreased in the first three months of 2008 compared to the same period in 2007 due to a lower average interest rate earned during the period.

Interest expense represents the interest associated with the capital lease for the purchase of furniture and equipment for our headquarters as well as interest expense associated with the promissory note issued to the seller of BlueChip. Interest expense decreased in the first quarter of 2008 compared to the first quarter in 2007 due to a decrease in the interest rate on the promissory note issued to the seller of BlueChip.

We expect interest and other income and interest expense to remain relatively stable for each quarter of the remainder of fiscal year 2008.

	Interest and Other Income	Interest Expense	Interest and Other Income as a Percentage of Total Revenue		Interest Expense as a Percentage of Total Revenue
Three months ended March 31, 2008	$17,812	$(26,238)	0.5%		(0.7)%
Three months ended March 31, 2007	$20,488	$(51,037)	0.5%		(1.3)%
Change from same period of prior fiscal year	$(2,676) or (13.1)%	$24,799 or 48.6%	0.0	ppt	0.6	ppt

Income Tax Benefit.  We did not record an income tax benefit associated with any pre-tax loss for the three-month periods ended March 31, 2008 or 2007 due to uncertainty regarding future taxable income.

Inflation

During the fiscal years ended December 31, 2006 and 2007 and the three months ended March 31, 2008, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations, private sales of securities and our initial public offering. As of March 31, 2008, we had cash and cash equivalents of $2.4 million and a net working capital deficit of $2.5 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Provided by (Used In)
	Operating Activities	Investing Activities	Financing Activities
Three months ended March 31, 2008	$276,774	$(3,965)	$(157,219)
Three months ended March 31, 2007	$(642,449)	$(689,586)	$(13,129)
Change from same period of prior	$919,223	$685,621	$(144,090)
fiscal year	or 143.1%	or 99.4%	or (1,097.5)%

Our operating activities provided cash of $277,000 and used cash of $642,000 for the three months ended March 31, 2008 and 2007, respectively. We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal and professional services vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings and liquidity during the remainder of 2008, but that our existing cash is sufficient for at least the next twelve months.

Net cash provided by operating activities during the three months ended March 31, 2008 consisted primarily of an increase in accrued liabilities and deferred revenue as well as the non-cash effects of depreciation and amortization and stock-based compensation for the vesting of restricted stock shares, offset in part by the net loss from operations. The increase in accrued liabilities is due to the timing of payroll payments and the increase in deferred revenue is due to the increase in software maintenance contracts sold during the first quarter of 2008.

Net cash used during the three months ended March 31, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by an increase in deferred revenue and accrued liabilities, as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of restricted stock shares.

Investing activities used cash of $4,000 and $690,000 during the three months ended March 31, 2008 and 2007, respectively. The sole use of cash for investing activities for the three months ended March 31, 2008 was for the purchase of equipment. The primary use of cash for investing activities during the first quarter of 2007 was the $562,090 cash payment made to the Seller of BlueChip as part of the purchase consideration for BlueChip and for additional legal and accounting fees related to the acquisition of BlueChip.

Financing activities used cash of $157,000 and $13,000 during the three months ended March 31, 2008 and March 31, 2007, respectively. The primary use of cash for the first quarter of 2008 was for the repayment of the note payable to the Seller of BlueChip and for the repayment of capital lease obligations. The primary use of cash during the three months ended March 31, 2007 was for the repayment of capital lease obligations.

Based on our performance for the three months ended March 31, 2008 and current expectations for fiscal year 2008, we believe that our current cash and cash equivalents balance will be sufficient to satisfy our working capital needs and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, repayment of capital lease obligations and notes payable. However, it is possible that we will seek additional financing and there can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

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

As of March 31, 2008 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act . Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                  Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2008 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

From time to time we may update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We note that, as a smaller reporting company, we are not required to provide this Item 1A in this Quarterly Report on Form 10-Q. Accordingly, we undertake no duty to update these risk factors on a going-forward basis.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following purchases of equity securities during the fiscal quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 — January 31, 2008	2,432	(1)	$3.25	—	—
February 1, 2008 — February 29, 2008	3,035	(2)	$3.25	—	—
	8,576	(3)	$2.50	—	—
March 1, 2008 — March 31, 2008	1,686	(4)	$3.75	—	—

(1)      On January 31, 2008, certain shares of restricted Common Stock of the Company held by certain employees vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 2,432 shares of the vested Common Stock from the employees in order to fulfill the withholding obligations. The Company purchased the shares to fulfill tax withholding obligations in accordance with Stock Purchase and Restriction Agreements between the Company and the respective employees. All shares were purchased at $3.25, the closing price on January 31, 2008, the date on which vesting occurred and the tax withholding obligations arose.

(2)      On February 1, 2008, certain shares of restricted Common Stock of the Company held by certain employees vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 3,035 shares of the vested Common Stock from the employees in order to fulfill the withholding obligations. The Company purchased the shares to fulfill tax withholding obligations in accordance with Stock Purchase and Restriction Agreements between the Company and the respective employees. All shares were purchased at $3.25, the closing price on February 1, 2008, the date on which vesting occurred and the tax withholding obligations arose.

(3)      On February 20, 2008, certain shares of restricted Common Stock of the Company held by certain employees vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 8,576 shares of the vested Common Stock from the employees in order to fulfill the withholding obligations. The Company purchased the shares to fulfill tax withholding obligations in accordance with Stock Purchase and Restriction Agreements between the Company and the respective employees. All shares were purchased at $2.50, the closing price on February 20, 2008, the date on which vesting occurred and the tax withholding obligations arose.

(4)      On March 6, 2008, certain shares of restricted Common Stock of the Company held by certain officers vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 1,686 shares of the vested Common Stock from the officers, in order to fulfill the withholding obligations. The Company purchased the shares to fulfill tax withholding obligations in accordance with Stock Purchase and Restriction Agreements between the Company and the respective officers. All shares were purchased at $3.75, the closing price on March 6, 2008, the date on which vesting occurred and the tax withholding obligations arose.

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

OMTOOL, LTD.

May 15, 2008	By:	/s/ Daniel A. Coccoluto
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