Form 10-Q
period 2008-06-30
OMTOOL LTD
filed 2008-08-14
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

There were 4,743,241 shares of the Company’s common stock, par value $0.01, outstanding on August 13, 2008.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2008

CONTENTS

Item Number

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,056,580	$2,328,033
Accounts receivable, net of reserves of $48,000 at June 30, 2008 and $45,000 at December 31, 2007, respectively	2,117,559	2,132,950
Unbilled accounts receivable	376,705	419,843
Inventory	101,923	75,959
Prepaid expenses and other current assets	410,885	368,739
Total current assets	5,063,652	5,325,524
Property and equipment, net	1,187,248	1,278,297
Goodwill	1,883,096	1,883,096
Intangible assets, net	1,088,532	1,276,656
Unbilled accounts receivable, long-term	96,972	216,997
Other assets	291,568	291,568
Total assets	$9,611,068	$10,272,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805,855	$949,941
Accrued liabilities	1,522,985	1,571,099
Deferred revenue, current	4,698,677	4,346,598
Capital lease obligations, current	98,213	94,624
Note payable, current	561,234	561,234
Total current liabilities	7,686,964	7,523,496
Long term liabilities:
Deferred rent	468,099	467,660
Deferred revenue, long-term	698,832	523,877
Capital lease obligations, long-term	209,958	259,977
Note payable, long-term	420,926	701,543
Total liabilities	9,484,779	9,476,553

Stockholders’ equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,744,267 shares at June 30, 2008 and 4,743,209 shares at December 31, 2007; Outstanding — 4,744,267 shares at June 30, 2008 and 4,561,045 shares at December 31, 2007	47,443	47,432
Additional paid-in capital	35,496,623	36,683,169
Accumulated deficit	(35,344,724)	(34,465,277)
Treasury stock, at cost, 182,164 shares at December 31, 2007	—	(1,399,071)
Accumulated other comprehensive loss	(73,053)	(70,668)
Total stockholders’ equity	126,289	795,585
Total liabilities and stockholders’ equity	$9,611,068	$10,272,138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Software license	1,036,674	$1,281,462	$2,293,688	$2,328,775
Hardware and media	360,294	593,685	726,268	1,055,691
Service and other	2,400,988	2,399,955	4,730,034	4,723,750

Total revenue	3,797,956	4,275,102	7,749,990	8,108,216

Cost of revenue:
Software license	106,716	107,270	198,066	208,545
Hardware and media	238,622	400,008	466,785	694,138
Service and other	940,398	943,904	1,891,872	2,012,279

Total cost of revenue	1,285,736	1,451,182	2,556,723	2,914,962

Gross profit	2,512,220	2,823,920	5,193,267	5,193,254

Operating expenses:
Sales and marketing	1,469,969	1,870,215	3,146,389	4,066,944
Research and development	693,208	729,681	1,393,956	1,609,762
General and administrative	709,879	854,999	1,499,947	1,851,944
Restructuring costs	—	130,648	—	343,450

Total operating expenses	2,873,056	3,585,543	6,040,292	7,872,100

Loss from operations	(360,836)	(761,623)	(847,025)	(2,678,846)

Interest and other income	15,607	27,544	33,419	48,032
Interest expense	(21,479)	(44,498)	(47,717)	(95,535)

Net loss	$(366,708)	$(778,577)	$(861,323)	$(2,726,349)

Net loss per share:
Basic and diluted	$(0.08)	$(0.17)	$(0.18)	$(0.60)

Weighted average shares used in per share calculations:
Basic and diluted	4,733,278	4,543,300	4,695,501	4,512,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	(861,323)	$(2,726,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	329,930	385,768
Accounts receivable reserves	2,910	14,892
Stock-based compensation	233,453	170,530
Changes in assets and liabilities:
Accounts receivable	12,992	185,350
Unbilled accounts receivable	163,163	296,797
Prepaid expenses and other current assets	(41,972)	122,398
Inventory	(25,964)	66,433
Other assets		11,562
Accounts payable	(144,386)	(1,034,061)
Accrued liabilities	(94,387)	56,380
Deferred revenue	524,020	495,863
Deferred rent	439	(31,128)

Net cash provided by (used in) operating activities	98,875	(1,985,565)

Cash Flows from Investing Activities:
Additional purchase consideration for prior period acquisition	—	(669,135)
Purchases of property and equipment	(50,696)	(23,835)

Net cash used in investing activities	(50,696)	(692,970)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	4,530	14,950
Net proceeds from issuance of restricted common stock	2,048	1,287
Forfeiture of restricted common stock	(89)	(230)
Principal payments for note payable	(280,617)	(140,309)
Principal payments for capital lease obligations	(46,431)	(43,100)

Net cash used in financing activities	(320,559)	(167,402)

Exchange rate effect on cash and cash equivalents	927	(18,201)

Net decrease in cash and cash equivalents	(271,453)	(2,864,138)

Cash and cash equivalents, beginning of period	2,328,033	5,469,366

Cash and cash equivalents, end of period	$2,056,580	$2,605,228
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$51,488	$79,664

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

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the three and six month periods ended June 30, 2008 and June 30, 2007 exclude 456,683 and 483,660, respectively of potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented as the Company reported a net loss during the periods.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”) clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an increase or decrease to the Company’s R&D credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

During the three and six month periods ended June 30, 2008 and June 30, 2007, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	(366,708)	$(778,577)	(861,323)	$(2,726,349)
Foreign currency translation adjustments	(1,581)	(13,886)	(2,385)	(15,549)
Comprehensive loss	$(368,289)	$(792,463)	$(863,708)	$(2,741,898)

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

The promissory note that the Company issued to the Seller of BlueChip is payable in thirty-six equal monthly installments of approximately $47,000 (See Note 9).

Goodwill in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provided for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan and on April 14, 2007, the Company’s 1997 Stock Plan expired. The Company’s 2007 Equity Compensation Incentive Plan (“2007 Plan”) was approved by the Board of Directors on April 16, 2007 and the Company’s shareholders at the annual meeting of shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000 and any shares granted under the 2007 Plan that are canceled or expired are added back to the 2007 Plan for future issuance. As of June 30, 2008, 225,300 shares had been issued under the 2007 Plan. Shares issued pursuant to this plan are issued from treasury to the extent they are available. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment”.

During the three and six-month periods ended June 30, 2008 and June 30, 2007, the Company incurred stock-based compensation expense for restricted common stock (“restricted stock”) and during the six month period ended June 30, 2008 and the three and six month periods ended June 30, 2007, the Company also incurred stock-based compensation expense for stock options. The Company also incurred stock-based compensation expense for the employee stock purchase plan (the “ESPP”) during the three-and-six-month periods ended June 30, 2007. The ESPP was terminated on July 1, 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense included in cost of service and other revenue	$3,850	$2,615	$6,391	$4,727
Stock-based compensation expense included in operating expenses	119,834	88,630	227,062	165,803
Total stock-based compensation expense	$123,684	$91,245	$233,453	$170,530

Stock Options

Under the terms of the Company’s 1996 Stock Option Plan and 1997 Stock Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four-year vesting period. The fair value for granted options was estimated at the time of grant using the Black-Scholes option-pricing model. During the six month period ended June 30, 2008 the Company recognized $182 of stock-based compensation related to stock options and during the three and six month periods ended June 30, 2007, the Company recognized $3,338 and $6,691, respectively, of stock-based compensation expense related to stock options. As of June 30, 2008, there was no unrecognized stock-based compensation expense related to stock options. The Company did not grant any stock options during the six-month periods ended June 30, 2008 and June 30, 2007.

Restricted Common Stock

Prior to April 14, 2007, the Company sold shares of restricted stock under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The Company has continued to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest ratably over a three- or four-year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the three- or four-year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. During the six months ended June 30, 2008, the Company sold 204,800 shares of restricted stock to its Board of Directors and certain employees of the Company at a price of $.01 per share under the Company’s 2007 Plan. During the six months ended June 30, 2007, the Company sold 128,675 shares of restricted stock, under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01.

The following is a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	258,167	$4.44
Granted	204,800	3.15
Vested	(57,424)	5.05
Forfeited	(8,849)	4.11
Unvested, June 30, 2008	396,694	$3.70

 (7) Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued health insurance expense	300,841	300,841
Accrued state sales tax	385,173	344,906
Accrued salary and salary-related	579,975	568,339
Accrued professional fees	119,756	145,420
Other accrued expenses	137,240	211,593
	$1,522,985	$1,571,099

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

The lease contained a provision whereby the Company would be required to immediately repay the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000. On August 6, 2007, the Company entered into an amendment to the aforementioned capital lease which lowered the Company’s required minimum cash balance to $2,100,000. In addition, on August 30, 2007, the Company entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event that Company’s cash balance falls below $250,000 the Company will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2,100,000 includes the pledged collateral. As of June 30, 2008 and December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as “other assets” in the accompanying balance sheet.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip (See Note 5). The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the six months ended June 30, 2008, the Company made total payments of approximately $320,000, consisting of principal payments totaling $281,000 and accumulated interest of $39,000, based upon an average interest rate of 6.75%.

(10) Restructuring Costs

In March 2007, the Company announced a restructuring of certain of its operations and reduced its workforce by twelve employees. In addition, ten other positions were eliminated during the first quarter of fiscal year 2007. As a result of these activities, the Company recorded a pre-tax charge during the three and six month periods ended June 30, 2007 of $130,648 and $343,450, respectively, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total restructuring charge for the first half of fiscal 2007 included $308,278 of severance-related costs and $35,172 as a result of closing BlueChip’s former headquarters.

The total cash impact of the restructuring was $343,450; the remaining balance of $57,540 was paid during the third quarter of fiscal year 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2007.

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

Total revenue from international sources was approximately $783,000 and $1,455,000 for the three months and six months ended June 30, 2008 and $686,000 and $1,740,000 for the three and six months ended June 30, 2007, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenue(1)
United States	$3,014,904	$3,589,516	$6,294,964	$6,367,803
United Kingdom	289,586	132,225	571,257	717,548
Canada	338,370	248,258	529,178	390,258
South Africa	62,776	134,175	118,954	346,928
Rest of World	92,320	170,928	235,637	285,679
	$3,797,956	$4,275,102	$7,749,990	$8,108,216

	June 30, 2008	December 31, 2007
Long-lived assets(2)
United States	$4,534,108	$4,928,660
United Kingdom	13,308	17,954
	$4,547,416	$4,946,614

(1)             Revenue is attributed to geographic regions based on location of customer.

(2)             Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 2008 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 28, 2008.

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

Business

We believe that the current sluggish United States economic conditions had some negative impact on our results during this past quarter as compared to the same quarter in 2007 as total revenue decreased by 11%. Revenue for the six month period ended June 30, 2008 compared to the same period in 2007 decreased by only 4% and was buoyed by a 10% growth in software license revenue and service and other revenue from our AccuRoute® product which now accounts for almost 60% of our total revenue. While this growth in overall AccuRoute revenue reflects the benefits of the investments we have made in it since its inception in 2004, we still have challenges to address as we seek to expand our business, including expanding our sales in the legal and professional services, healthcare and financial services vertical markets; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the United States. We plan to continue to invest in new and established indirect sales channels and strategic business partnerships, and in some cases in advance of significant revenue from these channel partners. Although we achieved profitability for the quarter ended December 31, 2007, we have incurred quarterly losses from the quarter ended September 30, 2005 to the quarter ended September 30, 2007 as well as the quarters ended March 31, 2008 and June 30, 2008, and may continue to incur losses in future quarters.

We experienced the benefit of cost cutting measures associated with the restructurings we undertook in 2007, as our operating expenses decreased by approximately $1.5 million (excluding the $343,450 restructuring charge incurred in the first half of 2007) in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This led to our net loss decreasing from $2.7 million in the six months ended June 30, 2007, to $861,000 in the six months ended June 30, 2008.

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

Products

AccuRoute, our flagship product, provides faster, more efficient document workflows and increased worker productivity, while reducing cost, complexity and the risk of losing documents. We also include full enterprise fax capabilities integrated within our AccuRoute product. These solutions are used worldwide by businesses in document-

intensive industries and sectors (such as legal, financial services, government and healthcare) that demand secure handling, integration and tracking of documents in full compliance with a range of regulatory requirements. Companies can deploy our software products on heterogeneous, multi-platform networks, digital scanning devices and multi-function peripherals and integrate them with both desktop and enterprise software applications. To address customer needs, our products are modular and scaleable. As a result, customers can add additional communication capacity through the addition of system components and connectors to keep pace with growing demands. In addition, due to this scalable, modular design, customers can add additional Omtool product servers to a configuration to provide failover redundancy, helping to ensure continuous operation. Our Genifax™ product is a multi-tiered client/server solution for automating and integrating fax communication throughout an enterprise. As a component of an enterprise software system, our Genifax product is deployed on heterogeneous, multi-platform networks and integrates with desktop and enterprise software applications.

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

•                  Image-In™ Direct Capture (ID-Capture)- an image capture system that scans images of common non-clinical documents such as insurance cards, driver’s licenses, referral forms and HIPAA notices and displays them on a desktop paneled window.

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

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended June 30, 2008	$3,797,956	$(366,708)	$1,036,674
Three months ended June 30, 2007	$4,275,102	$(778,577)	$1,281,462
Change over same period of prior fiscal year	$(477,146)	$411,869	$(244,788)
	or(11.2)%	or 52.9%	or (19.1)%

Six months ended June 30, 2008	$7,749,990	$(861,323)	$2,293,688
Six months ended June 30, 2007	$8,108,216	$(2,726,349)	$2,328,775
Change over same period of prior fiscal year	$(358,226)	$1,865,026	$(35,087)
	or (4.4)%	or 68.4%	or (1.5)%

During the three and six month periods ended June 30, 2008 our revenue and net loss decreased as compared to the same periods in 2007. Much of the reduction in revenue for the three and six month periods ended June 30, 2008 is due to a $233,000 and $329,000 decrease in hardware and media revenue respectively, each of which we resell from third-party vendors as a convenience to our customers and the sale of which can be dependent upon our customers upgrading their existing information technology infrastructure  In addition, during the second quarter of 2008 as compared to the second quarter of 2007, we experienced a decrease in software license revenue from our legacy fax products as well as from our AccuRoute product which contributed to the overall decrease in total revenue during this period. Our operating expenses decreased by approximately $1.5 million (excluding the $343,450 restructuring charge incurred in the first half of 2007) in the first six months of 2008 as compared to the same period in 2007 and by $582,000 (excluding the $130,648 restructuring charge incurred in the three months ended June 30, 2007) for the three months ended June 30, 2008 as a result of the restructuring plan we adopted in March 2007.

We continue to experience general market acceptance of our AccuRoute product as software license revenue and service and other revenue from our AccuRoute product revenue grew by approximately 10% during the six months ended June 30, 2008 as compared to the same period in 2007. AccuRoute’s growth comes primarily from the legal and professional services vertical market while the overall demand for and our marketing of our legacy fax product has continued to decrease. Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation are fixed in advance of a particular quarter. As a result, our costs for sales and marketing, research and development, and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

In the coming months, our primary focus will be to increase our AccuRoute sales opportunities to customers in the legal and professional services, healthcare and financial services vertical markets through investments in direct and indirect sales and marketing resources. At the same time, we will continue developing our strategic relationships in those markets to further our penetration.

Sales from our European operations, which were in a steady decline for several years, increased by 29% during the twelve months ended December 31, 2007 as compared to twelve months ended December 31, 2006. Although our European operations experienced a 9% decrease in revenue in the first half of 2008 compared to the first half of 2007, we remain optimistic that we will continue to see improvements outside the United States. For now, we will rely primarily on our U.S. sales organization for our shorter-term growth. We will continue to leverage our European AccuRoute base and indirect channel relationships to focus sales resources on the overseas legal and financial services vertical markets. However, we expect that, in the short-term, U.S. sales are likely to constitute a greater percentage of revenue than sales outside the U.S. and there can be no assurances that we will be able to increase international sales of our products. This failure to increase international sales may have a material adverse effect on our business, financial condition and results of operations.

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

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended June 30, 2008	$3,797,956	$3,014,904 or 79.4% of Total Revenue	$783,052 or 20.6% of Total Revenue

Three months ended June 30, 2007	$4,275,102	$3,589,516 or 84.0% of Total Revenue	$685,586 or 16.0% of Total Revenue

Change from same period of prior fiscal year	$(477,146)	$(574,612)	$97,466

Six months ended June 30, 2008	$7,749,990	$6,294,964 or 81.2% of Total Revenue	$1,455,026 or 18.8% of Total Revenue

Six months ended June 30, 2007	$8,108,216	$6,367,803 or 78.5% of Total Revenue	$1,740,413 or 21.5% of Total Revenue

Change from same period of prior fiscal year	$(358,226)	$(72,839)	$(285,387)

We will continue to leverage our existing distribution channels, where appropriate, to broaden our reach to our target vertical markets and further penetrate our installed customer base. We are pursuing sales opportunities through our solution/reseller channels, as well as focusing sales efforts on specific market segments, in order to facilitate acceptance of our products. In particular, we are focusing considerable attention and resources on the promotion of sales of our products through our established relationships with leading hardware, computer system and software vendors, in advance of significant revenue from  these vendors. However, as shown in the following table, in recent periods, more of our sales have been derived from direct sales:

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended June 30, 2008	$1,396,968	$552,317	39.5%
Three months ended June 30, 2007	$1,875,147	$536,174	28.6%
Change from same period of prior fiscal year	$(478,179)	$16,143	10.9 percentage
	or (25.5)%	or 3.0%	points (“ppt”)

Six months ended June 30, 2008	$3,019,956	$922,408	30.5%
Six months ended June 30, 2007	$3,384,466	$966,132	28.5%
Change from same period of prior fiscal year	$(364,510)	$(43,724)	2.0ppt
	or (10.8)%	or (4.5)%

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact of and any risks associated with these policies on our reported and expected financial results and business operations are discussed in appropriate sections throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our preparation of this Form 10-Q required us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements included herein and the reported amounts of revenue and expenses during the period covered by this report. There can be no assurance that actual results will not differ materially from those estimates.

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

Our transactions frequently involve the sale of software, hardware and related services under multiple element arrangements. Revenue under multiple element arrangements is allocated to each element, to the extent vendor specific objective evidence of fair value exists, under the residual method, in accordance with SOP 98-9. Under this method, revenue is allocated first to all undelivered elements, such as services, based on the fair value of those elements, which is calculated to be the price charged when these elements are sold separately and unaccompanied by other elements. Our services generally are not essential to the functionality of the software, as these services do not alter the capabilities of the software and do not carry a significant degree of risk to perform. The amount allocated to the delivered elements, such as software license and hardware revenue, is the difference between the total arrangement value and the amount allocated to the undelivered elements. If the delivered elements include both software and hardware, the amount allocated to hardware revenue is based on the price charged to us by the third-party vendor plus an additional mark up, with the remainder allocated to software revenue. To the extent that a discount is offered in the arrangement, the entire discount is allocated to the delivered element or elements. If the delivered elements include hardware and software, the discount is allocated to the hardware and software based on their respective list prices. For all sales, we use a binding purchase order, a signed contract, or a credit card authorization as evidence of an arrangement. Sales through our resellers are evidenced by a master agreement governing the relationship between us and the reseller, together with binding purchase orders on a transaction-by-transaction basis.

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

As with the product return reserve, we must make estimates of our ability to collect on our accounts receivable. We record trade accounts receivable at the invoiced amount and these accounts do not bear interest. We specifically analyze accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. We review our allowance for doubtful accounts on a monthly basis. Our calculation of the estimated accounts receivable reserve is also based upon (1) an account-specific review of potential uncollectible accounts, where a bad debt probability is known; and (2) an estimate based upon past historical bad debts as a percentage of accounts receivable. We do not have any off-balance-sheet credit exposure to our customers.

Our combined accounts receivable and product returns reserve was $48,000 and $45,000 on June 30, 2008 and December 31, 2007, respectively. Both components of calculating the estimated reserve—specific identification and historic experience—are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Software license	27.3%	30.0%	29.6%	28.7%
Hardware and media	9.5	13.9	9.4	13.0
Service and other	63.2	56.1	61.0	58.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	2.8	2.5	2.6	2.6
Hardware and media	6.3	9.3	6.0	8.5
Service and other	24.8	22.1	24.4	24.8
Total cost of revenue	33.9	33.9	33.0	35.9
Gross profit	66.1	66.1	67.0	64.1
Operating expenses:
Sales and marketing	38.7	43.7	40.6	50.2
Research and development	18.2	17.1	18.0	19.9
General and administrative	18.7	20.0	19.3	22.8
Restructuring costs	—	3.1	—	4.2
Total operating expenses	75.6	83.9	77.9	97.1
Loss from operations	(9.5)	(17.8)	(10.9)	(33.0)
Interest and other income	0.4	0.6	0.4	0.6
Interest expense	(0.6)	(1.0)	(0.6)	(1.2)

Net loss	(9.7)%	(18.2)%	(11.1)%	(33.6)%

Gross profit:
Software license	89.7%	91.6%	91.4%	91.0%
Hardware and media	33.8	32.6	35.7	34.2
Service and other	60.8	60.7	60.0	57.4

Revenue

Software License.  During the six months ended June 30, 2008, we experienced a decrease in our software license revenue of 4% as compared to the same period in the prior fiscal year due primarily to a decrease in revenue from sales of our legacy fax products. This decrease was offset by an increase in our AccuRoute software license revenue during the same time period. During the three months ended June 30, 2008  as compared to the same period in 2007 we experienced an 11% decrease in our software license revenue as our Legacy Fax software license revenue declined and, partly as a result of the sluggish United States economic conditions, we also experienced a decline in our AccuRoute software license revenue.

During the three months and six months ended June 30, 2008, our software license revenue by product category, as compared to the same periods in the prior fiscal year, was as follows:

	Total Revenue	Software License Revenue	AccuRoute Software License Revenue	Legacy Fax Software License Revenue	Freight and Allowances for Returns
Three months ended June 30, 2008	$3,797,956	$1,036,674	$839,869	$140,239	$56,566
Three months ended June 30, 2007	$4,275,102	$1,281,462	$1,028,797	$250,004	$2,661
Change from same period of prior fiscal year	$(477,146)	$(244,788)	$(188,928)	$(109,765)	$53,905
	or (11.2)%	or (19.1)%	or (18.4)%	or (43.9)%	or 2,025.7%

Six months ended June 30, 2008	$7,749,990	$2,293,688	$1,937,467	$271,268	$84,953
Six months ended June 30, 2007	$8,108,216	$2,328,775	$1,864,512	$469,915	$(5,652)
Change from same period of prior fiscal year	$(358,226)	$(35,087)	$72,955	$(198,647)	$90,605
	or (4.4)%	or (1.5)%	or 3.9%	or (42.3)%	or 1,603.1%

During the three months ended June 30, 2008, our software license revenue represented a decreased percentage of our total revenue as compared to the same period in 2007, due to a decrease in software license revenue. During the first half of fiscal 2008, our software license revenue represented a slightly increased percentage of our total revenue as compared to the first half of fiscal 2007 due to a decrease in total revenue.

Software License Revenue as a Percentage of Total Revenue
Three months ended June 30, 2008	27.3%
Three months ended June 30, 2007	30.0%
Change from same period of prior fiscal year	(2.7)ppt

Six months ended June 30, 2008	29.6%
Six months ended June 30, 2007	28.7%
Change from same period of prior fiscal year	0.9ppt

The results for the three months and six months ended June 30, 2008 and June 30, 2007 demonstrate that our software license revenue continues to shift towards our AccuRoute product. The table below summarizes revenue from each of our major product lines and other components of revenue as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue	Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended June 30, 2008	81.0%	13.5%
Three months ended June 30, 2007	80.3%	19.5%
Change from same period of prior fiscal year	0.7ppt	(6.0)ppt

Six months ended June 30, 2008	84.5%	11.8%
Six months ended June 30, 2007	80.1%	20.2%
Change from same period of prior fiscal year	4.4ppt	(8.4)ppt

Hardware and Media.  Hardware and media revenue decreased during the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 due to a decrease in our legacy fax product sales, which are the main driver for our hardware revenue and also due to the fact that fewer customers upgraded their information technology infrastructure in 2008 than did in 2007.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended June 30, 2008	$360,294	9.5%
Three months ended June 30, 2007	$593,685	13.9%
Change from same period of prior fiscal year	$(233,391)	(4.4)ppt
	or (39.3)%

Six months ended June 30, 2008	$726,268	9.4%
Six months ended June 30, 2007	$1,055,691	13.0%
Change from same period of prior fiscal year	$(329,423)	(3.6)ppt
	or (31.2)%

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, remained relatively flat in the three and six month periods ended June 30, 2008 as compared to the same periods in the prior fiscal year. Service and other revenue as a percentage of total revenue increased in both periods compared to the same periods in 2007 due to the decrease in total revenue.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended June 30, 2008	$2,400,988	63.2%
Three months ended June 30, 2007	$2,399,955	56.1%
Change from same period of prior fiscal year	$1,033	7.1ppt
	or 0.0%

Six months ended June 30, 2008	$4,730,034	61.0%
Six months ended June 30, 2007	$4,723,750	58.3%
Change from same period of prior fiscal year	$6,284	2.7ppt
	or 0.1

We continue to focus on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe and other non-U.S. locations, and on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media and contracting for product duplication, as well as the amortization of purchased technology. Cost of software license revenue for the three month period ended June 30, 2008 remained essentially flat as compared to the corresponding period in the previous fiscal year. During the same two time periods, we experienced a decrease in the software license gross margin percentage due to the fact that we sold more software which contained royalty-bearing third-party software. During the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007, cost of software license revenue decreased in absolute dollars due to a decrease in royalty fees resulting from lower software sales. To a lesser extent, cost of software license revenue decreased due to a reduction in the amortization expense of purchased technology associated with our acquisition of BlueChip, which technology is being amortized over its estimated future life of five years and is based upon patterns in which the economic benefits of such assets are expected to be utilized. As a result of this decrease in absolute dollars of the cost of software license revenue we experienced an increase in the software license gross margin percentage during those time periods. We expect the cost of software license revenue to remain consistent with second quarter levels for the second half of 2008.

	Cost of Software License Revenue	Software License Gross Margin
Three months ended June 30, 2008	$106,716	89.7%
Three months ended June 30, 2007	$107,270	91.6%
Change from same period of prior fiscal year	$(554)	(1.9)ppt
	or (0.5)%

Six months ended June 30, 2008	$198,066	91.4%
Six months ended June 30, 2007	$208,545	91.0%
Change from same period of prior fiscal year	$(10,479)	0.4 ppt
	or (5.0)%

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products. During the three and six month periods ended June 30, 2008, cost of hardware and media decreased as compared to the same periods in 2007 as a result of a decrease in our hardware unit sales. Our hardware and media gross margin percentage increased for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 due to a higher concentration of media sales which had a higher gross margin than our hardware. We do not expect significant changes in unit prices of hardware or media for the remainder of 2008.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended June 30, 2008	$238,622	33.8%
Three months ended June 30, 2007	$400,008	32.6%
Change from same period of prior fiscal year	$(161,386)	1.2ppt
	or (40.3)%

Six months ended June 30, 2008	$466,785	35.7%
Six months ended June 30, 2007	$694,138	34.2%
Change from same period of prior fiscal year	$(227,353)	1.5ppt
	or (32.8)%

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installations and other miscellaneous customer service-related expenses. Cost of service and other revenue and the service and other revenue gross margin percentage remained relatively flat during the second quarter of 2008 as compared to the second quarter of 2007. We experienced a decrease in cost of service and other revenue during the six month period ended June 30, 2008 as compared to the same period in fiscal year 2007 due to a reduction in travel and consulting expenses resulting from the adoption of our March 2007 restructuring plan. This decrease in absolute dollars of cost of service and other revenue resulted in an increase in our service and other revenue gross margin percentage. We expect cost of service and other revenue to remain relatively consistent during the second half of 2008.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended June 30, 2008	$940,398	60.8%
Three months ended June 30, 2007	$943,904	60.7%
Change from same period of prior fiscal year	$(3,506)	0.1ppt
	or (0.4)%

Six months ended June 30, 2008	$1,891,872	60.0%
Six months ended June 30, 2007	$2,012,279	57.4%
Change from same period of prior fiscal year	$(120,407)	2.6ppt
	or (6.0)%

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue during the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 due to a reduction in headcount as a result of our March 2007 restructuring plan, which resulted in decreased wages and other costs associated with supporting those employees. In addition, our marketing program expenditures decreased in accordance with this plan. During the second quarter of 2008 as compared to the second quarter of 2007, sales and marketing expenses decreased due to lower commission expenses. We expect that our sales and marketing expenses will increase modestly during the second half of 2008.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended June 30, 2008	$1,469,969	38.7%
Three months ended June 30, 2007	$1,870,215	43.7%
Change from same period of prior fiscal year	$(400,246)	(5.0)ppt
	or (21.4)%

Six months ended June 30, 2008	$3,146,389	40.6%
Six months ended June 30, 2007	$4,066,944	50.2%
Change from same period of prior fiscal year	$(920,555)	(9.6)ppt
	or (22.6)%

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. For the three and six month periods ended June 30, 2008, our research and development expenses decreased in absolute dollars as compared to the same periods in the prior fiscal year. The decrease in research and development expenses during the second quarter of 2008 as compared to the second quarter of 2007 is primarily due to a decrease in overhead expenses. Research and development expenses as a percentage of total revenue increased during the second quarter of 2008 as compared to the second quarter of 2007 due to a decrease in total revenue. The decrease in research and development expenses in absolute dollars and as a percentage of revenue during the six month period ended June 30, 2008 as compared to the same period in 2007 is due to a reduction in headcount from the March 2007 restructuring plan which resulted in decreased wages and other costs associated with supporting those employees as well as a reduction in consulting expenses. We do not expect significant changes in our research and development expenses for the remainder of 2008.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended June 30, 2008	$693,208	18.3%
Three months ended June 30, 2007	$729,681	17.1%
Change from same period of prior fiscal year	$(36,473)	1.2ppt
	or (5.0)%

Six months ended June 30, 2008	$1,393,956	18.0%
Six months ended June 30, 2007	$1,609,762	19.9%
Change from same period of prior fiscal year	$(215,806)	(1.9)ppt
	or (13.4)%

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general and administrative expenses. During the three and six month periods ended June 30, 2008, our general and administrative expenses decreased in absolute dollars and decreased as a percentage of total revenue as compared to the same periods in the prior fiscal year due to a reduction in headcount within our European operations resulting from our March 2007 restructuring plan, as well as a reallocation of resources within the department. To a lesser extent, general and administrative expenses decreased due to a reduction in accounting and legal expenses as a result of higher fees in 2007 related to the review of our existing commercial and licensing agreements. In addition, the decrease in general and administrative expenses during the six month period ended June 30, 2008 is due to a decrease in consulting expenses related primarily to work associated with public company reporting requirements. We do not expect significant changes in our general and administrative expenses during the second half of 2008.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended June 30, 2008	$709,879	18.7%
Three months ended June 30, 2007	$854,999	20.0%
Change from same period of prior fiscal year	$(145,120)	(2.3)ppt
	or (17.0)%

Six months ended June 30, 2008	$1,499,947	19.4%
Six months ended June 30, 2007	$1,851,944	22.8%
Change from same period of prior fiscal year	$(351,997)	(3.4)ppt
	or (19.0)%

Restructuring Costs.  In March 2007, we announced a restructuring of certain of our operations and reduced our workforce. As a result of these cost reduction activities, we recorded a pre-tax charge of $343,450 for the six months ended June 30, 2007, which charge included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended June 30, 2008	$0	0.0%
Three months ended June 30, 2007	$130,648	3.1%
Change from same period of prior fiscal year	$(130,648)	(3.1)ppt
	or (100.0)%

Six months ended June 30, 2008	$0	0.0%
Six months ended June 30, 2007	$343,450	4.2%
Change from same period of prior fiscal year	$(343,450)	(4.2)ppt
	or (100.0)%

Interest and other Income and Interest Expense.  Interest and other income consists primarily of interest income earned on cash and cash equivalent balances. The decrease in interest and other income during the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 is a result of a lower average investment balance. Interest expense represents the interest associated with the capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the Seller of BlueChip. Interest expense decreased during the three and six month periods ended June 30, 2008 as compared to the same periods in fiscal 2007 due to a reduction in the variable interest rate on the note payable and the declining outstanding principal balance.

We expect interest and other income to remain relatively stable quarter over quarter for the remainder of 2008 and that interest expense will decrease quarter over quarter for the second half of 2008.

	Interest and Other Income	Interest Expense	Interest and Other Income as a Percentage of Total Revenue	Interest Expense as a Percentage of Total Revenue
Three months ended June 30, 2008	$15,607	$(21,479)	0.4%	(0.6)%
Three months ended June 30, 2007	$27,544	$(44,498)	0.6%	(1.0)%
Change from same period of prior fiscal year	$(11,937)	$(23,019)	(0.2)ppt	(0.4)ppt
	or (43.3)%	or (51.7)%

Six months ended June 30, 2008	$33,419	$(47,717)	0.4%	(0.6)%
Six months ended June 30, 2007	$48,032	$(95,535)	0.6%	(1.2)%
Change from same period of prior fiscal year	$(14,613)	$(47,818)	(0.2)ppt	(0.6)ppt
	or (30.4)%	or (50.1)%

Inflation

During the fiscal years ended December 31, 2005, 2006  and 2007 and the six months ended June 30, 2008, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations and private and public sales of securities. As of June 30, 2008, we had cash and cash equivalents of $2.1 million and a net working deficit of $2.6 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Used In
	Operating Activities	Investing Activities	Financing Activities
Six months ended June 30, 2008	$98,875	$(50,696)	$(320,559)
Six months ended June 30, 2007	$(1,985,565)	$(692,970)	$(167,402)
Change from same period of prior fiscal year	$2,084,440	$642,274	$(153,157)
	or 1,049.8%	or 92.7%	or (91.5)%

Our operating activities provided cash of $98,875 for the six months ended June 30, 2008 and used cash of approximately $2.0 million for the six months ended June 30, 2007. We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal and professional services vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings and liquidity during the remainder of 2008, but that our existing cash is sufficient for at least the next twelve months.

Net cash provided during the six months ended June 30, 2008 consisted primarily of an increase in deferred revenue and the noncash effects of depreciation, amortization and stock-based compensation expense, predominantly for vesting of restricted stock shares, offset in part by a net loss from operations and a decrease in accounts payable. The increase in deferred revenue is due to the timing of support renewal contracts and the decrease in accounts payable is due to the timing of vendor payments.

Net cash used during the six months ended June 30, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by an increase in deferred revenue, a decrease in unbilled accounts receivable as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of restricted stock shares.

Investing activities used cash of $51,000 and $693,000 during the six months ended June 30, 2008 and 2007, respectively. The sole use of cash for the first six months of 2008 was for the purchase of various software and computer equipment. The primary use of cash for investing activities during the first six months of 2007 consisted of the $562,090 cash payment made to the Seller of BlueChip for our December 2006 acquisition as well as additional legal and accounting fees related to our December 2006 acquisition of BlueChip.

Financing activities used cash of $321,000 and $167,000 during the six months ended June 30, 2008 and June 30, 2007, respectively. The primary use of cash during these periods was for principal payments made to the Seller of BlueChip as part of the purchase consideration for BlueChip and for the repayment of capital lease obligations.

Based on our performance for the first half of 2008 and current expectations for the remainder of 2008, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, repayment of capital lease obligations and notes payable. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Our capital lease agreement contains a provision, whereby we are required to maintain a minimum cash balance of $2.1 million. In addition, we have entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event that our cash balance falls below $250,000 we will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2.1 million includes the pledged collateral. As of June 30, 2008 and December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as “other assets” in the accompanying balance sheet. In the event our cash balance falls below the minimum requirement of $2.1 million, we will be required to pay the outstanding principal balance. As of June 30, 2008, our total outstanding principal balance is approximately $308,000.

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

Item 4T.  Controls and Procedures

(a)             Evaluation of disclosure controls and procedures.

As of June 30, 2008 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)            Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2008 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than as set forth below. We note that, as a smaller reporting company, we are not required to provide this Item 1A in this Quarterly Report on Form 10-Q. Accordingly, we undertake no duty to update these risk factors on a going-forward basis.

Given the nature of our business, we may not be able to obtain sufficient or attractive financing, should that become necessary.    We expect that our current cash, cash equivalents and investments will meet our normal working capital and capital expenditure needs for at least the next twelve months. We may, however, need to raise additional funding at that time or earlier if we decide to undertake more rapid expansion, including acquisitions of complementary products or technologies, or if we increase our marketing, sales and/or research and development efforts in order to respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may obtain additional financing by issuing shares of our common stock or other equity securities, which could dilute our existing stockholders. Moreover, our consideration of strategic and financial alternatives, including consideration of deregistering our common stock from the public company requirements under the Exchange Act, could adversely affect our ability to obtain additional financing or the terms on which might raise needed financing. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously harm our business.

We have experienced operating losses and our future operating results are uncertain and difficult to predict.  We had an operating loss in the years ended December 31, 2007 and 2006. There can be no assurance that we will be able to increase our level of revenue or become profitable again in the future, as our operating history makes the accurate prediction of future operating results difficult or impossible. If we experience any pricing pressures and fail to achieve broader market acceptance of our products and there is a decline in the growth rate of the overall United States economy or our industry in particular, we may experience continuing operating losses. We have reduced our operating expenses and attempted to control our costs. Our ability to further reduce our operating expenses is limited, and any significant further reduction would adversely affect our ability to develop, market and sell our products and invest in our indirect sales channels and strategic business partnerships.

Our AccuRoute product represented 82% and 59% of software license revenue for the years ended December 31, 2007 and 2006, respectively. Our ability to improve our operating results will depend upon, among other things, our ability to increase sales of our AccuRoute, Genifax and Healthcare Suite products to new customers, as well as our ability to increase product penetration into existing customers. In addition, we plan to continue investing significantly in the expansion of our AccuRoute product into new vertical markets, including the healthcare and financial services vertical markets, in advance of significant related revenue from those markets. We also plan to continue to invest in the new and established indirect sales channels and strategic business partnerships, in some cases in advance of significant revenue from these channel partners. We cannot predict the timing or level of revenue resulting from these investments. Future operating results will depend on many other factors, including, without limitation, the degree and rate of growth of the markets in which we compete; the level of product and price competition; our ability to establish strategic relationships and develop and market new and enhanced products; our ability to control costs; our ability to expand our direct and indirect distribution channel sales both domestically and internationally; our ability to integrate our products and cross-sell our solutions across vertical markets; and our ability to attract and retain key personnel. As a result, it is possible that, in the future, our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

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

The distributor agreements governing our relationships with third-party distribution chain partners generally do not require these parties to purchase minimum volumes from us. Further, these relationships generally may be terminated by either party. There can be no assurance that any VAR, systems integrator, or distributor will continue to represent and sell our products.

We continue to focus on the marketing and sale of our products through leading hardware, computer system and software vendors, such as HP, Xerox, Canon and Ricoh. The development of these relationships requires us to make significant executive, marketing and product development investments in advance of establishing the relationship and making our products available through these partners. While to date we have generated a majority of our revenues from our direct sales, we are increasingly focusing our future growth strategy on sales through these strategic business partners, and accordingly investing considerable resources in the promotion of the sale of our products through these key channels. Once established, these channels require ongoing and considerable investment prior to the achievement of significant sales, and the achievement, amount and timing of any sales through these channels is to a large extent outside of our control. In addition, these strategic partners have broad product portfolios and industry alliances. There can be no assurance that we will successfully market and sell our products through these strategic channels.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2008, the Company sold to each of four employees of the Company 10,000 shares of the Company’s Common Stock, par value $0.01 per share. We completed these transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were sold for consideration of $0.01 per share, for a total aggregate purchase price of $400.00, and were sold pursuant to the Company’s 2007 Equity Compensation Incentive Plan. The securities are subject to vesting restrictions over time and certain other restrictions on resale, as outlined in the 2007 Equity Compensation Incentive Plan and in individual Stock Purchase and Restriction Agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on Tuesday, May 20, 2008 at our offices at 6 Riverside Drive, Andover, Massachusetts. The matter voted upon was the election of each of James P. O’Halloran, Arnold E. Ditri and William J. Drummey as Class II directors of the Company. The terms of office of Robert L. Voelk, Martin A. Schultz, Richard D. Cramer and William J. Rynkowski continued after the meeting.

  The tabulation with respect to each nominee for Class II directors is as set forth below:

Nominee	Number of Votes For	Number of Votes Withheld	Number of Abstentions	Number of Broker non- votes
James P. O’Halloran	3,619,910	104,498	N/A	0
Arnold E. Ditri	3,619,910	104,498	N/A	0
William J. Drummey	3,619,910	104,498	N/A	0

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

OMTOOL, LTD.

	By:	/s/ Daniel A. Coccoluto
August 14, 2008		Daniel A. Coccoluto
Chief Financial Officer, Secretary and Treasurer
(Duly authorized officer and principal financial officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.