Form 10-Q
period 2008-09-30
OMTOOL LTD
filed 2008-11-13
CIK 1020579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

There were 4,742,060 shares of the Company’s common stock, par value $0.01, outstanding on November 10, 2008.

OMTOOL, LTD. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2008

CONTENTS

Item Number

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,032,079	$2,328,033
Accounts receivable, net of reserves of $43,000 at September 30, 2008 and $45,000 at December 31, 2007, respectively	3,019,913	2,132,950
Unbilled accounts receivable	366,033	419,843
Inventory	83,492	75,959
Prepaid expenses and other current assets	518,616	368,739
Total current assets	6,020,133	5,325,524
Property and equipment, net	1,135,987	1,278,297
Goodwill	1,883,096	1,883,096
Intangible assets, net	994,469	1,276,656
Unbilled accounts receivable, long-term	38,463	216,997
Other assets	291,568	291,568
Total assets	$10,363,716	$10,272,138

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,225,817	$949,941
Accrued liabilities	1,723,524	1,571,099
Deferred revenue	5,291,743	4,346,598
Capital lease obligations	100,058	94,624
Note payable	561,234	561,234
Total current liabilities	8,902,376	7,523,496
Long term liabilities:
Deferred rent	468,319	467,660
Deferred revenue	565,014	523,877
Capital lease obligations	184,241	259,977
Note payable	280,617	701,543
Total liabilities	10,400,567	9,476,553

Stockholders’ (deficit) equity:
Preferred Stock, $0.01 par value —
Authorized — 2,000,000 shares; Issued and outstanding — none	—	—
Common stock, $0.01 par value —
Authorized — 35,000,000 shares; Issued — 4,744,267 shares at September 30, 2008 and 4,743,209 shares at December 31, 2007; Outstanding — 4,743,241 shares at September 30, 2008 and 4,561,045 shares at December 31, 2007	47,443	47,432
Additional paid-in capital	35,631,902	36,683,169
Accumulated deficit	(35,691,810)	(34,465,277)
Treasury stock, at cost, 1,026 shares at September 30, 2008 and 182,164 shares at December 31, 2007	(2,462)	(1,399,071)
Accumulated other comprehensive loss	(21,924)	(70,668)
Total stockholders’ (deficit) equity	(36,851)	795,585
Total liabilities and stockholders’ (deficit) equity	$10,363,716	$10,272,138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Software license	$821,970	$1,212,104	$3,115,659	$3,540,879
Hardware and media	622,269	514,626	1,348,537	1,570,317
Service and other	2,662,740	2,381,855	7,392,773	7,105,605

Total revenue	4,106,979	4,108,585	11,856,969	12,216,801

Cost of revenue:
Software license	94,699	103,427	292,764	311,972
Hardware and media	404,505	314,006	871,290	1,008,144
Service and other	993,251	888,001	2,885,124	2,900,280

Total cost of revenue	1,492,455	1,305,434	4,049,178	4,220,396

Gross profit	2,614,524	2,803,151	7,807,791	7,996,405

Operating expenses:
Sales and marketing	1,571,595	1,555,984	4,717,984	5,622,928
Research and development	713,380	624,390	2,107,336	2,234,152
General and administrative	677,366	686,590	2,177,313	2,538,534
Restructuring costs	—	—	—	343,450

Total operating expenses	2,962,341	2,866,964	9,002,633	10,739,064

Loss from operations	(347,817)	(63,813)	(1,194,842)	(2,742,659)

Interest and other income	19,666	21,504	53,085	69,536
Interest expense	(18,935)	(40,261)	(66,652)	(135,796)

Net loss	$(347,086)	$(82,570)	$(1,208,409)	$(2,808,919)

Net loss per share:
Basic and diluted	$(0.08)	$(0.02)	$(0.28)	$(0.62)

Weighted average shares used in per share calculations:
Basic and diluted	4,353,228	4,557,292	4,321,370	4,526,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,208,409)	$(2,808,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	494,921	600,913
Accounts receivable reserves	(261)	41,099
Stock-based compensation	368,733	265,484
Changes in assets and liabilities:
Accounts receivable	(901,681)	(104,274)
Unbilled accounts receivable	232,344	363,891
Prepaid expenses and other current assets	(154,959)	40,557
Inventory	(7,533)	61,431
Other assets	—	(229,609)
Accounts payable	284,988	(993,118)
Accrued liabilities	126,172	185,413
Deferred revenue	1,074,534	293,017
Deferred rent	659	(30,908)

Net cash provided by (used in) operating activities	309,508	(2,315,023)

Cash Flows from Investing Activities:
Additional purchase consideration for prior period acquisition	—	(669,135)
Purchases of property and equipment	(72,266)	(42,463)

Net cash used in investing activities	(72,266)	(711,598)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	4,530	17,974
Net proceeds from issuance of restricted common stock	2,048	1,452
Forfeiture of restricted common stock	(89)	(305)
Principal payments for note payable	(420,925)	(280,617)
Principal payments for capital lease obligations	(70,303)	(65,260)

Net cash used in financing activities	(484,739)	(326,756)

Exchange rate effect on cash and cash equivalents	(48,457)	(8,618)

Net decrease in cash and cash equivalents	(295,954)	(3,361,995)

Cash and cash equivalents, beginning of period	2,328,033	5,469,366

Cash and cash equivalents, end of period	$2,032,079	$2,107,371
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$71,125	$125,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OMTOOL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Omtool, Ltd. (“Omtool” or the “Company”) provides document and information handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. The Company’s software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

The accompanying unaudited consolidated financial statements have been prepared by Omtool pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 28, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net Loss Per Share

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 2008 and September 30, 2007 exclude 494,539 and 432,660, respectively of potential common shares from stock options and a stock warrant because to include them would have been anti-dilutive for the periods presented, as the Company reported a net loss during the periods.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”) clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its R&D credit carryforwards. This study may result in an increase or decrease to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

During the three- and nine-month periods ended September 30, 2008 and September 30, 2007, the Company did not record an income tax benefit associated with any pre-tax loss due to the uncertainty regarding future taxable income.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(347,086)	$(82,570)	$(1,208,409)	$(2,808,919)
Foreign currency translation adjustments	51,129	(11,168)	48,744	(23,391)
Comprehensive loss	$(295,957)	$(93,738)	$(1,159,665)	$(2,832,310)

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

Goodwill in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007, represents the excess of the purchase price over the net tangible and identifiable intangible assets for the acquisition of BlueChip.

(6) Stock-based Compensation

The Company’s 1996 Stock Option Plan and 1997 Stock Plan, as amended, provided for the issuance of common stock pursuant to the grant to employees of “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, the grant of nonqualified stock options, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company. In 1997, the Company’s Board of Directors voted that no further options would be granted or issued under the Company’s 1996 Stock Option Plan, and on April 14, 2007, the Company’s 1997 Stock Plan expired. The Company’s 2007 Equity Compensation Incentive Plan (“2007 Plan”) was approved by the Board of Directors on April 16, 2007 and the Company’s shareholders at the annual meeting of shareholders on May 22, 2007. The 2007 Plan provides for the issuance of shares of common stock to employees, consultants, directors and officers of the Company much like the 1997 Stock Plan. The aggregate number of shares that can be issued pursuant to the 2007 Plan is 500,000 and any shares granted under the 2007 Plan that are canceled or expired are added back to the 2007 Plan for future issuance. As of September 30, 2008, 270,300 shares had been issued under the 2007 Plan. Shares issued pursuant to this plan are issued from treasury to the extent they are available. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.”

During the three- and nine-month periods ended September 30, 2008 and September 30, 2007, the Company incurred stock-based compensation expense for restricted common stock (“restricted stock”) and stock options.  The Company also incurred stock-based compensation expense for the employee stock purchase plan (the “ESPP”) during the nine-month period ended September 30, 2007. The ESPP was terminated on July 1, 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense included in cost of service and other revenue	$4,480	$2,178	$10,871	$6,905
Stock-based compensation expense included in operating expenses	130,799	92,776	357,862	258,579
Total stock-based compensation expense	$135,279	$94,954	$368,733	$265,484

Stock Options

Under the terms of the Company’s 2007 Plan, options vest and become exercisable as determined by the Board of Directors and expire 10 years after the date of grant. Stock option compensation expense calculated under the fair value approach is recognized ratably over the four-year vesting period. The fair value for granted options is estimated at the time of grant using the Black-Scholes option-pricing model. During the nine-month period ended September 30, 2008, the Company granted 45,000 stock options to certain employees of the Company, and the Company did not grant any stock options during the nine-month period ended September 30, 2007.  As of September 30, 2008, there was approximately $60,000 of unrecognized stock-based compensation expense related to stock options to be recognized over 4 years.

Restricted Common Stock

Prior to April 14, 2007, the Company sold shares of restricted stock under the Company’s 1997 Stock Plan, as amended, to its Board of Directors and certain employees of the Company at a price per share of $0.01. The Company has continued to issue shares of restricted stock in a similar manner under the 2007 Plan. The shares of restricted stock vest ratably over a three- or four-year service period. In the event that a restricted stockholder ceases to provide services to the Company prior to the vesting of any of the then unvested shares held by that stockholder, the restricted stockholder is required to sell any unvested shares of restricted stock back to the Company at the original purchase price of $0.01 per share. Restricted stock-based compensation expense calculated under the fair value approach is based upon the current stock price and is recognized ratably over the three- or four-year vesting period. Based upon historical information and management’s estimate of future voluntary turnover rates, the Company has calculated this expense based on an annualized estimated forfeiture rate of 10%. The Company trues-up estimated forfeitures to actual forfeitures at the end of each reporting period. During the nine months ended September 30, 2008, the Company sold 204,800 shares of restricted stock to its Board of Directors and certain employees of the Company at a price of $.01 per share under the Company’s 2007 Plan. During the nine months ended September 30, 2007, the Company sold a total of 145,175 shares of restricted stock, to its Board of Directors and certain employees of the Company at a price of $0.01per share, of which 128,675 shares were issued under the Company’s 1997 Stock Plan, as amended, and 16,500 shares were issued under the 2007 Plan.  As of September 30, 2008, there was approximately $907,000 of unrecognized stock-based compensation expense related to restricted stock to be recognized over 4 years.

The following is a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	258,167	$4.44
Granted	204,800	3.15
Vested	(63,882)	4.96
Forfeited	(8,849)	4.11
Unvested, September 30, 2008	390,236	$3.69

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued health insurance expense	$300,841	$300,841
Accrued state sales tax	373,784	344,906
Accrued salary and salary-related	697,426	568,339
Accrued professional fees	119,652	145,420
Other accrued expenses	231,821	211,593
	$1,723,524	$1,571,099

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

The lease contained a provision whereby the Company would be required to repay immediately the outstanding principal balance should the Company’s cash balance ever be less than $5,000,000. On August 6, 2007, the Company entered into an amendment to the aforementioned capital lease which lowered the Company’s required minimum cash balance to $2,100,000. In addition, on August 30, 2007, the Company entered into a pledge and security agreement with the capital  financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event that Company’s cash balance falls below $250,000 the Company will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2,100,000 includes the pledged collateral. As of September 30, 2008 and December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as “other assets” in the accompanying balance sheet.

(9) Note Payable

On December 29, 2006, the Company issued a promissory note in the amount of $1,683,702 to the principal shareholder of BlueChip in partial consideration of all the outstanding shares of BlueChip (See Note 5). The note is payable in thirty-six equal monthly principal installments of approximately $47,000 plus interest, commencing on March 30, 2007. The promissory note bears interest on the unpaid principal amount at a rate per annum equal to (a) the Prime Rate as set forth in the Wall Street Journal Money Rates column on the last business day of each month, which rate shall be deemed to be in effect for the entirety of such month; plus (b) one percent. During the nine-month period ended September 30, 2008, the Company made total payments of approximately $474,000, consisting of principal payments totaling $421,000 and accumulated interest of $53,000, based upon an average interest rate of 6.5%.

(10) Restructuring Costs

In March 2007, the Company announced a restructuring of certain of its operations and reduced its workforce.  As a result of these activities, the Company recorded a pre-tax charge during the nine-month period ended September 30, 2007 of $343,450 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total restructuring charge for the first nine months of fiscal 2007 included $308,278 of severance-related costs and $35,172 as a result of closing BlueChip’s former headquarters.

The total cash impact of the restructuring was $343,450; and all of these amounts were paid in full during the nine-month period ended September 30, 2007.

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

Total revenue from international sources was approximately $662,000 and $2,117,000 for the three and nine months ended September 30, 2008 and $704,000 and $2,444,000 for the three and nine months ended September 30, 2007, respectively.

The following table represents amounts relating to geographic locations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total revenue(1)
United States	$3,445,061	$3,405,061	$9,740,026	$9,772,864
United Kingdom	84,409	218,657	655,666	936,205
Canada	330,968	247,225	860,146	637,483
South Africa	128,541	192,257	247,495	392,313
Rest of World	118,000	45,385	353,636	477,936
	$4,106,979	$4,108,585	$11,856,969	$12,216,801

	September 30, 2008	December 31, 2007
Long-lived assets(2)
United States	$4,333,559	$4,928,660
United Kingdom	10,024	17,954
	$4,343,583	$4,946,614

(1)	Revenue is attributed to geographic regions based on location of customer.

(2)	Long-lived assets include net property and equipment, goodwill, net intangible assets, long-term unbilled accounts receivable and other assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three- and nine-month periods ended September 30, 2008 should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 28, 2008.

Overview

We are a provider of document and information handling software solutions that control document-based business communications and integrate paper and electronic documents into enterprise information systems and workflows. Our software products streamline the capture, conversion and communication of both paper and electronic information, enabling fast, secure and simultaneous distribution to multiple destinations in multiple formats.

Business

Despite a decline in our AccuRoute® software license revenue during the three- and nine-month periods ended September 30, 2008, due in part to the soft economic conditions, total AccuRoute revenue, which includes software license and service and other revenue, increased by 11% and 10%, respectively, as compared to the same periods in 2007. These increases reflect a larger installed customer base as compared to that of 2007.  We plan to invest further in our partner relationships, building upon the recent close of a contract valued in excess of $1.0 million through one of our large partners, which contract is classified as deferred revenue for the current quarter. Challenges we face as we seek to expand our business include expanding our sales in the legal and professional services, healthcare and financial services vertical markets; promoting our products and technologies through reseller and marketing relationships with leading multi-function device providers; and improving our results outside of the United States. Although we achieved profitability for the quarter ended December 31, 2007, we have incurred quarterly losses for all other quarters since the quarter ended September 30, 2005, and may continue to incur losses in future quarters.

We experienced the benefit of cost cutting measures associated with the restructurings we undertook in 2007, as our operating expenses decreased by approximately $1.4 million (excluding the $343,450 restructuring charge incurred in the first half of 2007) in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This led to our net loss decreasing from $2.8 million in the nine months ended September 30, 2007, to $1.2 million in the nine months ended September 30, 2008.

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

•                  Image-In™ Direct Capture (ID-Capture) - an image capture system that scans images of common non-clinical documents such as insurance cards, driver’s licenses, referral forms and HIPAA notices and displays them on a desktop paneled window.

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

While we have invested considerable resources to penetrate further the financial services vertical market and have created and are pursuing opportunities within that vertical market, we have found that sales opportunities for our AccuRoute product in that vertical market, though significant, are longer term opportunities best achieved through continued focus on our partner relationships. We believe the best opportunities for replicating our successes in the legal and professional services vertical market are in the healthcare vertical market. Similar to our views on the legal and professional services vertical market and based on the high level of focus by healthcare providers on electronic medical records, we see a significant opportunity to present AccuRoute as the solution of choice to the challenge of capturing the paper documents that are endemic in healthcare systems.

Operating Results

Our revenue consists primarily of software license revenue, hardware and media revenue, and service and other revenue, all as further described below. The following table is a presentation of our total revenue for the periods indicated:

	Total Revenue	Net Loss	Software License Revenue
Three months ended September 30, 2008	$4,106,979	$(347,086)	$821,970
Three months ended September 30, 2007	$4,108,585	$(82,570)	$1,212,104
Change over same period of prior fiscal year	$(1,606)	$(264,516)	$(390,134)
	or (0.0)%	or (320.4)%	or (32.2)%

Nine months ended September 30, 2008	$11,856,969	$(1,208,409)	$3,115,659
Nine months ended September 30, 2007	$12,216,801	$(2,808,919)	$3,540,879
Change over same period of prior fiscal year	$(359,832)	$1,600,510	$(425,220)
	or (2.9)%	or 57.0%	or (12.0)%

During the third quarter of 2008, total revenue remained even with the third quarter of 2007, but decreased during the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007. During both periods we experienced a decrease in software license revenue from our legacy fax products as well as from our AccuRoute product. However, during the third quarter of 2008 we entered into a contract with one of our large partners to provide products and services to a large financial services company. The total contract value is in excess of $1.0 million and is comprised primarily of software licenses and certain associated services related entirely to our AccuRoute product line. We have classified the contract in deferred revenue for the current quarter and expect to recognize the revenue for this contract over the ensuing fiscal quarters. Our operating expenses decreased by approximately $1.4 million (excluding the $343,450 restructuring charge incurred in the first half of 2007) in the first nine months of 2008 as compared to the same period in 2007 as a result of the restructuring plan we adopted in March 2007.

Although we experienced a decline in total revenue and software license revenue, we continue to experience general market acceptance of our AccuRoute product as software license revenue and service and other revenue from our AccuRoute product revenue grew by approximately 10% during the nine months ended September 30, 2008 as compared to the same period in 2007.  Any decrease in demand for our products would likely result in decreased revenue, which would, in turn, have a significant negative impact on our financial results because a significant portion of our operating costs such as personnel, rent and depreciation are fixed in advance of a particular quarter. As a result, our costs for sales and marketing, research and development, and general and administrative could continue to increase as a percentage of revenue, thereby negatively affecting our operating results.

In the coming months, our primary focus will be to increase our AccuRoute sales opportunities to customers in the legal and professional services, healthcare and financial services vertical markets through investments in direct and indirect sales and marketing resources. At the same time, we will continue developing our strategic relationships in those markets to further our penetration.

Sales from our European operations, which were in a steady decline for several years, increased by 29% during the twelve months ended December 31, 2007 as compared to twelve months ended December 31, 2006. Although our European operations experienced a 6% decrease in revenue in the first nine months of 2008 compared to the first nine months of 2007, we remain optimistic that we will continue to see improvements outside the United States. For now, we will rely primarily on our U.S. sales organization for our shorter-term growth. We will continue to leverage our European AccuRoute base and indirect channel relationships to focus sales resources overseas. However, we expect that, in the short-term, U.S. sales are likely to constitute a greater percentage of revenue than sales outside the U.S. and there can be no assurances that we will be able to increase international sales of our products. This failure to increase international sales may have a material adverse effect on our business, financial condition and results of operations.

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

The following is a presentation of our domestic and international revenue:

	Total Revenue	United States Revenue	Non-United States Revenue
Three months ended September 30, 2008	$4,106,979	$3,445,061 or 83.9% of Total Revenue	$661,918 or 16.1% of Total Revenue

Three months ended September 30, 2007	$4,108,585	$3,405,061 or 82.9% of Total Revenue	$703,524 or 17.1% of Total Revenue

Change from same period of prior fiscal year	$(1,606)	$40,000	$(41,606)

Nine months ended September 30, 2008	$11,856,969	$9,740,026 or 82.1% of Total Revenue	$2,116,943 or 17.9% of Total Revenue

Nine months ended September 30, 2007	$12,216,801	$9,772,864 or 80.0% of Total Revenue	$2,443,937 or 20.0% of Total Revenue

Change from same period of prior fiscal year	$(359,832)	$(32,838)	$(326,994)

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

	Total Software License, Hardware and Media Revenue	Software License, Hardware and Media Revenue from Indirect Distribution Channel Sales	Software License, Hardware and Media Revenue From Indirect Distribution Channel Sales as a Percentage of Total Software License, Hardware and Media Revenue
Three months ended September 30, 2008	$1,444,239	$613,874	42.5%
Three months ended September 30, 2007	$1,726,730	$481,709	27.9%
Change from same period of prior fiscal year	$(282,491)	$132,165	14.6 percentage
	or (16.4)%	or 27.4%	points (“ppt”)

Nine months ended September 30, 2008	$4,464,196	$1,536,283	34.4%
Nine months ended September 30, 2007	$5,111,196	$1,447,841	28.3%
Change from same period of prior fiscal year	$(647,000)	$88,442	6.1ppt
	or (12.7)%	or 6.1%

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

Our combined accounts receivable and product returns reserve was $43,000 and $45,000 on September 30, 2008 and December 31, 2007, respectively. Both components of calculating the estimated reserve—specific identification and historic experience—are material judgments that we make. We base these judgments on historic trends, taking into consideration current business and economic conditions, which could change materially, thus changing the required reserve level materially. The potential change to the size of our required reserve could be positive in the event the reserve estimate proves unnecessary, or negative, if the reserve proves inadequate.

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

We account for intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” Intangible assets include customer contracts and relationships, purchased technology, trade names and non-compete agreements. The carrying amount of the intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the intangible asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109,” clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement once it is effective and applicable. SFAS 141R will not have an impact on our financial position or results of operations.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Software license	20.0%	29.5%	26.3%	29.0%
Hardware and media	15.2	12.5	11.4	12.9
Service and other	64.8	58.0	62.3	58.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Software license	2.3	2.5	2.5	2.5
Hardware and media	9.8	7.7	7.4	8.3
Service and other	24.2	21.6	24.3	23.7
Total cost of revenue	36.3	31.8	34.2	34.5
Gross profit	63.7	68.2	65.8	65.5
Operating expenses:
Sales and marketing	38.3	37.9	39.8	46.0
Research and development	17.4	15.2	17.8	18.3
General and administrative	16.5	16.7	18.3	20.8
Restructuring costs	—	—	—	2.8
Total operating expenses	72.2	69.8	75.9	87.9
Loss from operations	(8.5)	(1.6)	(10.1)	(22.4)
Interest and other income	0.5	0.5	0.4	0.5
Interest expense	(0.5)	(0.9)	(0.5)	(1.1)

Net loss	(8.5)%	(2.0)%	(10.2)%	(23.0)%

Gross profit:
Software license	88.5%	91.5%	90.6%	91.2%
Hardware and media	35.0	39.0	35.4	35.8
Service and other	62.7	62.7	61.0	59.2

Revenue

Software License.  During the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 we experienced a decrease in our software license revenue as our legacy fax software license revenue declined.  In addition, we believe that software license revenue was affected adversely by the general United States economic conditions in the third quarter of 2008.   We also experienced a decline in our AccuRoute software license revenue in the three- and nine-month periods ended September 30, 2008 as compared to same periods in 2007, partly as a result of United States economic conditions. During the third quarter of 2008 we entered into a contract with one of our large partners to provide products and services to a large financial services company. The total contract value is in excess of $1.0 million and is comprised primarily of software licenses and certain associated services related entirely to our AccuRoute product line. We have classified the contract in deferred revenue for the current quarter and expect to recognize the revenue for this contract over the ensuing fiscal quarters.

During the three and nine months ended September 30, 2008, our software license revenue by product category, as compared to the same periods in the prior fiscal year, was as follows:

	Total Revenue	Software License Revenue	AccuRoute Software License Revenue	Legacy Fax Software License Revenue	Freight and Allowances for Returns
Three months ended September 30, 2008	$4,106,979	$821,970	$701,870	$145,514	$(25,414)
Three months ended September 30, 2007	$4,108,585	$1,212,104	$896,444	$299,711	$15,949
Change from same period of prior fiscal year	$(1,606) or (0.0)%	$(390,134) or (32.2)%	$(194,574) or (21.7)%	$(154,197) or (51.4)%	$(41,363) or (259.3)%

Nine months ended September 30, 2008	$11,856,969	$3,115,659	$2,639,338	$416,782	$59,539
Nine months ended September 30, 2007	$12,216,801	$3,540,879	$2,760,956	$769,626	$10,297
Change from same period of prior fiscal year	$(359,832) or (2.9)%	$(425,220) or (12.0)%	$(121,618) or (4.4)%	$(352,844) or (45.8)%	$49,242 or 478.2%

During the three- and nine-month periods ended September 30, 2008, our software license revenue represented a decreased percentage of our total revenue as compared to the same period in 2007, due to a decrease in software license revenue.

	Software License Revenue as a Percentage of Total Revenue
Three months ended September 30, 2008	20.0%
Three months ended September 30, 2007	29.5%
Change from same period of prior fiscal year	(9.5	)ppt

Nine months ended September 30, 2008	26.3%
Nine months ended September 30, 2007	29.0%
Change from same period of prior fiscal year	(2.7	)ppt

The results for the three and nine months ended September 30, 2008 and September 30, 2007 demonstrate that our software license revenue continues to shift toward our AccuRoute product. The table below summarizes revenue from each of our major product lines and other components of revenue as a percentage of our total software license revenue:

	AccuRoute License Revenue as a Percentage of Software License Revenue		Legacy Fax License Revenue as a Percentage of Software License Revenue
Three months ended September 30, 2008	85.4%		17.7%
Three months ended September 30, 2007	74.0%		24.7%
Change from same period of prior fiscal year	11.4	ppt	(7.0	)ppt

Nine months ended September 30, 2008	84.7%		13.4%
Nine months ended September 30, 2007	78.0%		21.7%
Change from same period of prior fiscal year	6.7	ppt	(8.3	)ppt

Hardware and Media.  Hardware and media revenue increased during the third quarter of 2008 as compared to the third quarter of 2007 due primarily to certain existing customers updating their information technology infrastructure. Hardware and media revenue decreased during the nine-month period ended September 30, 2008 as compared to the same period in 2007 due to a decrease in our legacy fax product sales, which are the main driver for our hardware sales.

	Hardware and Media Revenue	Hardware and Media Revenue as a Percentage of Total Revenue
Three months ended September 30, 2008	$622,269	15.2%
Three months ended September 30, 2007	$514,626	12.5%
Change from same period of prior fiscal year	$107,643 or 20.9%	2.7ppt

Nine months ended September 30, 2008	$1,348,537	11.4%
Nine months ended September 30, 2007	$1,570,317	12.9%
Change from same period of prior fiscal year	$(221,780) or (14.1)%	(1.5)ppt

Service and Other.  Service and other revenue, which consists primarily of the sale of support contracts to complement software products sold to customers and, to a lesser extent, consulting, training and installation services, increased in the three- and nine-month periods ended September 30, 2008 as compared to the same periods in the prior fiscal year primarily due to a large consulting project that was completed during the third quarter of 2008, and to a lesser extent, an increase in the renewal of support contracts with existing customers.  Service and other revenue as a percentage of total revenue increased in both periods compared to the same periods in 2007 due to the increase in service and other revenue.

	Service and Other Revenue	Service and Other Revenue as a Percentage of Total Revenue
Three months ended September 30, 2008	$2,662,740	64.8%
Three months ended September 30, 2007	$2,381,855	58.0%
Change from same period of prior fiscal year	$280,885 or 11.8%	6.8ppt

Nine months ended September 30, 2008	$7,392,773	62.3%
Nine months ended September 30, 2007	$7,105,605	58.2%
Change from same period of prior fiscal year	$287,168 or 4.0%	4.1ppt

We continue to focus on improving the renewal rate of software maintenance contracts with our existing customer base in the United States, Europe and other non-U.S. locations, and on generating additional service and other revenue in future quarters.

Cost of Revenue

Software License.  Cost of software license revenue consists primarily of the costs we incur in sublicensing third-party software products, purchasing product media and contracting for product duplication, as well as the amortization of purchased technology. Cost of software license revenue for the three- and nine-month periods ended September 30, 2008 decreased as compared to the corresponding period in the previous fiscal year primarily due to a reduction in the amortization expense of purchased technology associated with our acquisition of BlueChip, which technology is being amortized over its estimated future life of five years and is based upon patterns in which the economic benefits of such assets are expected to be utilized. During these same two time periods, we experienced a decrease in the software license gross margin percentage due to the combined effect of having fixed price third-party royalty agreements and decreasing software license revenue. We expect the cost of software license revenue to remain consistent with third quarter levels for the remainder of 2008.

	Cost of Software License Revenue	Software License Gross Margin
Three months ended September 30, 2008	$94,699	88.5%
Three months ended September 30, 2007	$103,427	91.5%
Change from same period of prior fiscal year	$(8,728) or (8.4)%	(3.0)ppt

Nine months ended September 30, 2008	$292,764	90.6%
Nine months ended September 30, 2007	$311,972	91.2%
Change from same period of prior fiscal year	$(19,208) or (6.2)%	(0.6)ppt

Hardware and Media.  Cost of hardware and media revenue consists primarily of the costs we incur in purchasing third-party hardware and media products. During the third quarter of 2008, as compared to the third quarter of 2007, cost of hardware and media revenue increased due to the increase in hardware unit sales. During the nine-month period ended September 30, 2008, cost of hardware and media decreased as compared to the same periods in 2007 primarily as a result of a decrease in our hardware unit sales. Our hardware and media gross margin percentage decreased for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 due to a change in the mix of products sold.  We do not expect significant changes in unit prices of hardware or media for the remainder of 2008.

	Cost of Hardware and Media Revenue	Hardware and Media Gross Margin
Three months ended September 30, 2008	$404,505	35.0%
Three months ended September 30, 2007	$314,006	39.0%
Change from same period of prior fiscal year	$90,499 or 28.8%	(4.0)ppt

Nine months ended September 30, 2008	$871,290	35.4%
Nine months ended September 30, 2007	$1,008,144	35.8%
Change from same period of prior fiscal year	$(136,854) or (13.6)%	(0.4)ppt

Service and Other.  Cost of service and other revenue consists primarily of the costs we incur in providing telephone support, installations and other miscellaneous customer service-related expenses. Cost of service and other revenue increased during the third quarter of 2008 compared to the third quarter of 2007 due to an increase in headcount resulting in increased wages expense and other costs associated with supporting the additional employees. Despite this increase in absolute dollars, service and other revenue gross margin percentage in the third quarter of 2008 was consistent with the third quarter of 2007 due to the increase in service and other revenue. We experienced a slight decrease in cost of service and other revenue during the nine-month period ended September 30, 2008 as compared to the same period in fiscal year 2007 due to a reduction in travel and consulting expenses resulting from the adoption of our March 2007 restructuring plan, offset in part by an increase in headcount. This decrease in absolute dollars of cost of service and other revenue combined with the increase in service and other revenue resulted in an increase in our service and other revenue gross margin percentage. We expect cost of service and other revenue to remain relatively consistent during the fourth quarter of 2008.

	Cost of Service and Other Revenue	Gross Margin for Service and Other Revenue
Three months ended September 30, 2008	$993,251	62.7%
Three months ended September 30, 2007	$888,001	62.7%
Change from same period of prior fiscal year	$105,250 or 11.9%	0.0ppt

Nine months ended September 30, 2008	$2,885,124	61.0%
Nine months ended September 30, 2007	$2,900,280	59.2%
Change from same period of prior fiscal year	$(15,156) or (0.5)%	1.8ppt

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, and associated overhead costs, as well as the cost of marketing programs such as direct mailings, public relations, trade shows, seminars and related communication costs. Sales and marketing expenses increased slightly in absolute dollars and as a percentage of total revenue during the third quarter of 2008 as compared to the third quarter of 2007 due to an increase in expenses of certain marketing programs in support of our overall strategy of increasing our AccuRoute sales opportunities to customers in the legal and professional services, healthcare and financial services vertical markets through investments in direct and indirect sales and marketing resources. During the nine-month period ended September 30, 2008, sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue as compared to the same period in 2007 due to a reduction in headcount as a result of our March 2007 restructuring plan, which resulted in decreased wages and other costs associated with supporting those employees. In addition, our marketing program expenditures decreased in accordance with this plan. We expect that our sales and marketing expenses will increase modestly during the last quarter of 2008.

	Sales and Marketing Expenses	Sales and Marketing Expenses as a Percentage of Total Revenue
Three months ended September 30, 2008	$1,571,595	38.3%
Three months ended September 30, 2007	$1,555,984	37.9%
Change from same period of prior fiscal year	$15,611 or 0.1%	0.4ppt

Nine months ended September 30, 2008	$4,717,984	39.8%
Nine months ended September 30, 2007	$5,622,928	46.0%
Change from same period of prior fiscal year	$(904,944) or (16.1)%	(6.2)ppt

Research and Development.  Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of employee salaries, benefits, associated overhead costs, consulting expenses and the cost of software development tools. During the quarter ended September 30, 2008, research and development expenses increased in absolute dollars and as a percentage of total revenue primarily due to an increase in consulting expenses. For the nine-month period ended September 30, 2008, our research and development expenses decreased in absolute dollars and as a percentage of total revenue as compared to the same period in the prior fiscal year, primarily due to a reduction in headcount from the March 2007 restructuring plan which resulted in decreased wages and other costs associated with supporting those employees. We expect our research and development expenses will remain at current levels for the fourth quarter of 2008.

	Research and Development Expenses	Research and Development Expenses as a Percentage of Total Revenue
Three months ended September 30, 2008	$713,380	17.4%
Three months ended September 30, 2007	$624,390	15.2%
Change from same period of prior fiscal year	$88,990 or 14.3%	2.2ppt

Nine months ended September 30, 2008	$2,107,336	17.8%
Nine months ended September 30, 2007	$2,234,152	18.3%
Change from same period of prior fiscal year	$(126,816) or (5.7)%	(0.5)ppt

General and Administrative.  General and administrative expenses consist primarily of employee salaries, benefits for administrative, executive and finance personnel, and associated corporate, general and administrative expenses. During the third quarter of 2008, general and administrative expenses remained relatively flat both in absolute dollars and as a percentage of total revenue as compared to the third quarter of 2007. During the nine-month period ended September 30, 2008, our general and administrative expenses decreased in absolute dollars and as a percentage of total revenue as compared to the same period in the prior fiscal year due to a reduction in headcount primarily within our European operations resulting from our March 2007 restructuring plan. General and administrative expenses also decreased due to a reduction in accounting and legal expenses as a result of higher fees in 2007 related to the review of our existing commercial and licensing agreements. We expect general and administrative expenses for the fourth quarter of 2008 to remain consistent with the third quarter of 2008.

	General and Administrative Expenses	General and Administrative Expenses as a Percentage of Total Revenue
Three months ended September 30, 2008	$677,366	16.5%
Three months ended September 30, 2007	$686,590	16.7%
Change from same period of prior fiscal year	$(9,224) or (1.3)%	(0.2)ppt

Nine months ended September 30, 2008	$2,177,313	18.4%
Nine months ended September 30, 2007	$2,538,534	20.8%
Change from same period of prior fiscal year	$(361,221) or (14.2)%	(2.4)ppt

Restructuring Costs.  In March 2007, we announced a restructuring of certain of our operations and reduced our workforce. As a result of these cost reduction activities, we recorded a pre-tax charge of $343,450 for the nine months ended September 30, 2007, which charge included $308,278 of severance-related costs and $35,172 of costs relating to the closing of BlueChip’s former headquarters.

	Restructuring Costs	Restructuring Costs as a Percentage of Total Revenue
Three months ended September 30, 2008	$0	0.0%
Three months ended September 30, 2007	$0	0.0%
Change from same period of prior fiscal year	$0 or 0.0%	0.0ppt

Nine months ended September 30, 2008	$0	0.0%
Nine months ended September 30, 2007	$343,450	2.8%
Change from same period of prior fiscal year	$(343,450) or (100.0)%	(2.8)ppt

Interest and other Income and Interest Expense.  Interest and other income consists primarily of interest income earned on cash and cash equivalent balances. The decrease in interest and other income during the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007, is a result of a lower average investment balance. Interest expense represents the interest associated with the capital lease that we entered into in May 2006 to finance the purchase of furniture and equipment for our new headquarters, as well as interest expense associated with the promissory note issued to the Seller of BlueChip. Interest expense decreased during the three- and nine-month periods ended September 30, 2008 as compared to the same periods in fiscal 2007 due to a reduction in the variable interest rate on the note payable and the declining outstanding principal balance.

We expect interest and other income to remain relatively stable quarter over quarter for the remainder of 2008 and that interest expense will decrease quarter over quarter for the last quarter of 2008.

	Interest and Other Income	Interest Expense	Interest and Other Income as a Percentage of Total Revenue	Interest Expense as a Percentage of Total Revenue
Three months ended September 30, 2008	$19,666	$(18,935)	0.5%	(0.5)%
Three months ended September 30, 2007	$21,504	$(40,261)	0.5%	(1.0)%
Change from same period of prior fiscal year	$(1,838) or (8.5)%	$21,326 or 53.0%	(0.0)ppt	(0.5)ppt

Nine months ended September 30, 2008	$53,085	$(66,652)	0.4%	(0.6)%
Nine months ended September 30, 2007	$69,536	$(135,796)	0.6%	(1.1)%
Change from same period of prior fiscal year	$(16,451) or (23.7)%	$69,144 or 50.9%	0.2ppt	0.5ppt

Inflation

During the fiscal years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, neither inflation nor changing prices have had a material impact on our net sales, revenue or income from continuing operations.

Liquidity and Capital Resources

Since 1996, we have financed our operations primarily through cash flow from operations and private and public sales of securities. As of September 30, 2008, we had cash and cash equivalents of $2.0 million and a net working capital deficit of $2.9 million. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next twelve months.

	Cash Used In
	Operating Activities	Investing Activities	Financing Activities
Nine months ended September 30, 2008	$309,508	$(72,266)	$(484,739)
Nine months ended September 30, 2007	$(2,315,023)	$(711,598)	$(326,756)
Change from same period of prior fiscal year	$2,624,531 or 1,133.7%	$639,332 or 89.8%	$(157,983) or (48.3)%

Our operating activities provided cash of $310,000 for the nine months ended September 30, 2008 and used cash of approximately $2.3 million for the nine months ended September 30, 2007. We believe that the resources we are allocating to improve the success of our AccuRoute product in the legal and professional services vertical market and its expansion into the healthcare and financial services vertical markets will continue to put pressure on our earnings and liquidity during the remainder of 2008 and into 2009, but that our existing cash is sufficient for at least the next twelve months.

Net cash provided during the nine months ended September 30, 2008 consisted primarily of an increase in deferred revenue and the noncash effects of depreciation, amortization and stock-based compensation expense, predominantly for vesting of restricted stock shares, and an increase in accounts payable offset in part by a net loss from operations and an increase in accounts receivable. The increases in deferred revenue and accounts receivable are due to a large sales contract that was received at the end of the quarter for which the criteria for revenue recognition had not been met as of September 30, 2008, and the increase in accounts payable is due to the timing of vendor payments.

Net cash used during the nine months ended September 30, 2007 consisted primarily of a net loss from operations and a decrease in accounts payable, offset in part by a decrease in unbilled accounts receivable, an increase in deferred revenue, as well as by the non-cash effects of depreciation and amortization and stock-based compensation, predominately for vesting of shares of restricted stock.

Investing activities used cash of $72,000 and $712,000 during the nine months ended September 30, 2008 and 2007, respectively. The sole use of cash for the first nine months of 2008 was for the purchase of various software and computer equipment. The primary use of cash for investing activities during the first nine months of 2007 consisted of the $562,090 cash payment made to the Seller of BlueChip for our December 2006 acquisition as well as additional legal and accounting fees related to our December 2006 acquisition of BlueChip.

Financing activities used cash of $485,000 and $327,000 during the nine months ended September 30, 2008 and September 30, 2007, respectively. The primary use of cash during these periods was for principal payments made to the Seller of BlueChip as part of the purchase consideration for BlueChip and for the repayment of capital lease obligations.

Based on our performance for the first nine months of 2008 and current expectations for the remainder of 2008 and the beginning of 2009, we believe that our current cash and cash equivalents balance, as well as the cash expected to be generated from operations for the remainder of the year, will satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our operations through at least the next twelve months. We expect that principal uses of cash will be for operations, repayment of capital lease obligations and notes payable. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, or at all. The issuance of additional equity or equity-related securities would be dilutive to our stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products or respond appropriately to competitive pressures, which would seriously limit our ability to increase our revenue and grow our business.

Our capital lease agreement contains a provision, whereby we are required to maintain a minimum cash balance of $2.1 million. In addition, we have entered into a pledge and security agreement with the capital financing provider that requires a minimum balance of cash and cash equivalents of no less than $250,000 (“pledged collateral”) and in the event that our cash balance falls below $250,000 we will immediately provide the amount necessary to cover such shortfall to the capital financing provider. In the event of default in maintaining the required amount of pledged collateral or the making of any lease payments, the pledged collateral will first be used as payment for costs and expenses incurred to enforce the security and pledge agreement and second for payment in full of the outstanding principal loan balance. The minimum required cash balance of $2.1 million includes the pledged collateral. As of September 30, 2008 and December 31, 2007, the pledged collateral of $250,000 is restricted cash and has been classified as “other assets” in the accompanying balance sheet. In the event our cash balance falls below the minimum requirement of $2.1 million, we will be required to pay the outstanding principal balance. As of September 30, 2008, our total outstanding principal balance is approximately $284,000.

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

As of September 30, 2008 (the “Evaluation Date”), the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)            Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2008 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

From time to time we may update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There are no material changes to the risk factors described in the

“Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those noted in the Company’s Quarterly Report on Form 10-Q for the quarter ender June 30, 2008.  We note that, as a smaller reporting company, we are not required to provide this Item 1A in this Quarterly Report on Form 10-Q. Accordingly, we undertake no duty to update these risk factors on a going-forward basis.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2008 — July 31, 2008	1,026	(1)	$2.40	—	—
August 1, 2008 — August 31, 2008	0		$—	—	—
September 1, 2008 — September 30, 2008	0		$—	—	—

Total	1,026		$2.40	—	—

(1)                   On July 20, 2008, certain shares of restricted Common Stock of the Company held by certain employees vested. The vesting of the restricted stock imposed tax withholding obligations on the Company and, accordingly, the Company purchased 1,026 shares of the vested Common Stock from the employees in order to fulfill the withholding obligations. The Company purchased the shares to fulfill tax withholding obligations in accordance with Stock Purchase and Restriction Agreements between the Company and the respective employees. All shares were purchased at $2.40, the closing price on July 18, 2008, the preceding business day to the date on which vesting occurred and the tax withholding obligations arose.

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

OMTOOL, LTD.

	By:	/s/ Daniel A. Coccoluto
November 13, 2008		Daniel A. Coccoluto
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